Form 10QSB
period 1999-09-30
M&F BANCORP INC /NC/
filed 1999-11-15
CIK 1094738

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

                         Commission File Number 0-27307

                                M&F BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


NORTH CAROLINA                                                        56-1980549
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                               Identification No.)


       2634 CHAPEL HILL BLVD., P.O. BOX 1932, DURHAM, NORTH CAROLINA 27702
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (919) 683-1521
--------------------------------------------------------------------------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                        COMMON STOCK NO PAR VALUE 569,200
--------------------------------------------------------------------------------
                        Outstanding at September 30, 1999

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                M&F BANCORP, INC.

         INDEX                                                                             PAGE
PART I.  FINANCIAL  INFORMATION (unaudited)                                                  3

Item 1.  Consolidated Condensed Financial Statements                                         3

         Consolidated Condensed Balance Sheet as of December 31, 1998 and
         September 30, 1999                                                                  3

         Consolidated Condensed Statements of Income for the nine months ended
         September 30, 1999 and September 30, 1998                                           4

         Consolidated Condensed Statements of Income for the three months ended
         September 30, 1999 and September 30, 1998                                           5

         Consolidated Condensed Statement of Comprehensive Income for the
         periods ended September 30, 1999 and September 30, 1998                             6

         Consolidated Condensed Statements of Comprehensive Income and
         Shareholders' Equity for the nine months ended September 30,
         1999 and September 30, 1998                                                         6

         Consolidated Condensed Statements of Cash flows for the periods ended
         September 30, 1999 and  September 30, 1998                                          7

         Notes to Consolidated Condensed Financial Statements                                8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                          9

PART II. OTHER INFORMATION                                                                  12

Item 1.  Legal Proceedings                                                                  12

Item 2.  Changes in Securities                                                              12

Item 3.  Defaults Upon Senior Securities                                                    12

Item 4.  Submission of  Matters to a Vote of Security Holders                               12

Item 5.  Other Information                                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                                   13

Signature Page                                                                              14

                          PART I: FINANCIAL INFORMATION

                                     ITEM 1
                              Financial Statements

                                M&F BANCORP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                           (in thousands)

                                                       December 31,  September 30,
                                                          1998           1999
                                                        ---------      ---------
Cash and due from financial institutions                $   6,314      $   6,715
Interest-earning deposits in financial institutions         1,099          2,025
Federal funds sold                                         13,550          2,590
                                                        ---------      ---------
                   Cash and cash equivalents               20,963         11,330
Securities available for sale                              32,751         34,313
Securities held to maturity                                 1,411          1,412

Loans:
          Commercial Loans                                  5,871          7,166
          Real Estate -Construction Loans                     874          5,680
          Real Estate-Mortgage Loans                       82,481         82,815
          Consumer Loans                                    5,574          5,245
          Other Loans                                       1,004            931
                                                        ---------      ---------
                   Total Loans                             95,804        101,837
          Unearned income                                    (337)          (342)
          Allowance for Loan Losses                        (1,150)        (1,277)
                                                        ---------      ---------
                   Net Loans                               94,317        100,218
Bank premises and  equipment, net                           3,030          5,344
Other assets                                                1,493          1,948
                                                        ---------      ---------
TOTAL ASSETS                                            $ 153,965      $ 154,565
                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                     $  28,451      $  24,566
Savings, NOW, and MMDA                                     55,084         59,728
Time Deposits                                              41,759         41,992
                                                        ---------      ---------
                   Total Deposits                         125,294        126,286
Other Borrowings                                           10,000         10,000
Other  Liabilities                                          2,174          2,070
                                                        ---------      ---------
                   Total Liabilities                      137,468        138,356

Shareholders' Equity:
Common Stock                                                2,846          2,846
Capital Surplus                                             3,154          3,154
Retained Earnings                                           9,580         10,160
Accumulated Other Comprehensive Gain                          917             49
                                                        ---------      ---------
         Shareholders' Equity                              16,497         16,209

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $ 153,965      $ 154,565
                                                        =========      =========

                                M&F BANCORP, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)

                                                (in thousands, except per share data)

                                                     September 30,  September 30,
Nine months ending:                                      1999           1998
                                                        ------         ------
Interest Income:
       Interest on Loans                                $6,416         $6,376
       Securities :
                     Taxable                             1,066          1,040
                     Tax exempt                            388            184
       Federal Funds Sold                                  135            113
       Other Interest                                       55             26
                                                        ------         ------
                     Total Interest Income              $8,060         $7,739

Interest Expense:
       Interest-bearing Demand                              95            153
       Savings                                             779            798
       Time Deposits                                     1,449          1,447
       Interest on Federal Funds & Borrowings              360             28
                                                        ------         ------
                     Total Interest Expense             $2,683         $2,426

Net Interest Income                                      5,377          5,313
                     Provision for Loan Losses             208            275
                                                        ------         ------
Net Interest Income After Provision for Loan Losses      5,169          5,038

Non-interest Income                                      1,124          1,085

Non-interest Expense                                     5,053          4,852

Income before Taxes                                      1,240          1,271
                     Income Tax Expense                    350            458
                                                        ------         ------
Net Income                                              $  890         $  813
                                                        ======         ======
Earnings per share common equivalent shares:
                     Basic                              $ 1.56         $ 1.43
                     Diluted                            $ 1.56         $ 1.43

Weighted average shares outstanding:
                     Basic                                 569            569
                     Diluted                               569            569

                                M&F BANCORP, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)

                                                  (in thousands, except per share data)

                                                         September 30,  September 30,
Quarter ending:                                              1999           1998
                                                            ------         ------
Interest Income:
         Interest on Loans                                  $2,197         $2,178
         Securities :
                     Taxable                                   380            329
                     Tax exempt                                128             66
         Federal Funds Sold                                     17             11
         Other Interest                                         28              4
                                                            ------         ------
                     Total Interest Income                  $2,750         $2,588

Interest Expense:
         Interest-bearing Demand                                31             46
         Savings                                               254            258
         Time Deposits                                         487            494
         Interest on Federal Funds & Borrowings                118             26
                                                            ------         ------
                     Total Interest Expense                 $  890         $  824

Net Interest Income                                          1,860          1,764
                     Provision for Loan Losses                  12            118
                                                            ------         ------
Net Interest Income After Provision for Loan Losses          1,848          1,646

Non-interest Income                                            412            365

Non-interest Expense                                         1,617          1,595

Income before Taxes                                            646            416
                     Income Tax Expense                        188            185
                                                            ------         ------

Net Income                                                  $  458         $  231
                                                            ======         ======
Earnings per share common equivalent shares:
                     Basic                                  $  .80         $  .41
                     Diluted                                $  .80         $  .41

Weighted average shares outstanding:
                     Basic                                     569            569
                     Diluted                                   569            569

                                M&F BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                                   (unaudited)


                                                      (in thousands)

Nine months ended:                             September 30      September 30,
                                                   1999             1998
                                                --------          --------
Net Income                                      $    890          $    813

  Other Comprehensive Income, Net of  Tax
    Unrealized Holdings Gains during period           49               963
    Less Reclassification adjustments for gains
      included in net income

Other Comprehensive Income                            49               963

Comprehensive Income                            $    939          $  1,776


                                M&F BANCORP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                      (in thousands)

                                               December 31,   September 30,
                                                  1998             1999
                                                --------          --------
Beginning  Balance                              $ 15,523          $ 16,497

  Net Income                                       1,214               890

Change in Net Unrealized Gain(Loss) AFS              204              (868)

Dividends                                           (444)             (310)

Ending  Balance                                 $ 16,497          $ 16,209

                                M&F BANCORP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

Nine months ended:                                                   September 30,      September 30,
                                                                         1999                1998
                                                                     ------------        -----------
Cash flows from operating activities:
Net Income                                                           $    890,470        $   813,445
Adjustments to reconcile net income
to net cash from operating activities:
       Provision for possible loan losses                                 207,804            274,653
       Provision for depreciation                                          99,300            280,641
       Deferred income taxes                                              513,433            143,946
       Gain on sale or disposal of assets                                 (16,850)
       Loss on sale of OREO                                                 3,522
       Deferred  loan  fees                                                 4,819                511
       Income Taxes Payable                                                 5,096            331,683
       Interest Receivable                                                 55,198             97,623
       Prepaid expenses and other assets                                   26,258             20,884
       Accrued expenses and other liabilities                            (158,237)          (105,560)
       Other                                                              361,596            356,158
                                                                     ------------        -----------
              Net Cash from Operating Activities                        1,992,409          2,213,984

Cash flows used in Investing Activities:
       Proceeds from sales and maturities of securities (AFS)           9,303,814          6,676,588
       Purchase of securities (AFS)                                   (13,044,850)        (4,748,234)
       Proceeds from maturities of securities held to maturity                               500,000
       Net increase in loans                                           (6,034,411)        (7,216,970)
       Purchase of premises and equipment                              (2,732,502)          (495,130)
       Proceeds from sale of assets                                       133,415
       Proceeds from sale of real estate owned                             24,474
                                                                     ------------        -----------
              Net Cash Used in Investing Activities                   (12,350,060)        (5,283,746)

Net Cash  Provided by Investing Activities
       Net increase (decrease) in demand and savings deposits             833,059          3,411,547
       Net increase (decrease) in certificates of deposit                 202,138
                                                                                           3,172,614
       Cash dividends                                                    (310,225)          (335,840)
                                                                     ------------        -----------
              Net Cash Provided By (Used) Financing Activities            724,972          6,248,321

Net Increase (Decrease) in Cash  and Cash Equivalents                  (9,632,679)         3,178,559

Cash and Cash Equivalents at the Beginning of the Year                 20,962,802          6,184,141
                                                                     ------------        -----------
Cash and Cash Equivalents at the End of the Year                     $ 11,330,123        $ 9,362,700
                                                                     ============        ===========

                                M&F BANCORP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       Basis of  Presentation

The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Mechanics & Farmers Bank ("M&F Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. M&F Bancorp, Inc. became the parent holding company of Mechanics & Farmers Bank on September 1, 1999; therefore, prior periods reflect the balance of the single bank, M&F Bank and its subsidiary.

2.       Investment  Securities

The Company accounts for investment securities using Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, the accounting for investment securities held as an asset is dependent upon their classification as held to maturity, available for sale, or trading assets.

3.       Loans

Loans are carried at their principal amount outstanding , net of the allowance for possible loan losses and deferred fees. Interest on commercial, mortgage and installment loans is accrued and credited to operating income based upon the principal amount outstanding. The Company's policy is to discontinue the accrual of interest when, in management's judgment, circumstances indicate that collection is doubtful. Effective January 1, 1995, M&F Bank adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118). The effect of adopting both SFAS 114 and SFAS 118 did not have a significant impact on the Company's financial position or results of operations.

4.       Earnings Per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended September 30, 1999 and September 30, 1998.

5.       Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of September 30, 1999, the Company had the following capital levels.

                                        Capital

              Risk Based                Tier 1            Tier  2

              17.00%                    10.46%            11.31%

6.       Comprehensive Income

Effective January 1, 1998, M&F Bank adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Adoption of this standard requires the Company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

7.       Accounting Change Pending Implementation

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

8.       Common Stock Cash  Dividends

On September 21, 1999 the Board of Directors of the Company declared a quarterly cash dividend of $.11 per share to all shareholders of record September 21, 1999 payable October 15, 1999. The accrual of the cash dividend reduced shareholders' equity by $62,612.

                                     ITEM 2

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

General

The following discussion, analysis of earnings and related financial data should be read in conjunction with the unaudited financial statements and related notes to the consolidated condensed statements. It is intended to assist you in understanding the financial condition and the results of operations for the nine months ended September 30, 1999 and quarter ended September 30, 1999.

Forward-Looking Statements

When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or other similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased 11.37 percent to $154,565,000 at September 30, 1999 from $138,779,000 for the same period 1998. Total assets increased less than one percent from $153,965,000 on December 31, 1998. The increase in assets from the prior year was primarily due to $10,000,000 borrowed from the Federal Home Loan Bank. The borrowings were used to purchase securities and provide liquidity. The investment portfolio balance as of September 30, 1999 was $35,725,000 compared with $28,398,000 for the same period 1998. The portfolio increased 4.58 percent from the December 1998 level of $34,162,000. The portfolio can be liquidated to meet loan demand if necessary. Approximately 96 percent of the bonds in the portfolio are classified as available-for-sale. All bonds purchased during 1999 were placed in the available-for-sale category.

The increase of 3.96 percent in net loans from the prior year was represented by an increase in loans for construction and land development. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the commercial loans most of which are secured by real estate.

Deposits increased 5.36 percent to $126,286,000 at September 30, 1999 from $119,926,000 for the same period 1998. Management believes that deposit growth may be difficult to maintain as we move forward as customers continue to look for alternative investment opportunities with higher yields. Because of availability of future deposits the Company will continue to seek other sources of liquidity to meet loan demand.

Total shareholders' equity decreased .28 percent to $16,209,000 on September 30, 1999 from $16,254,000 for the same period 1998. The decrease in this account income was due to the decrease in the adjustment from unrealized appreciation of securities which resulted from higher yields in the current bond market. Shareholders' equity decreased 1.75 percent from the December 1998 level of $16,497,000.

Results of Operations - Comparison of September 30, 1999 with September 30, 1998

Net income increased 9.47 percent to $890,000 on September 30, 1999 compared with $813,000 for the same period 1998. The increase in net income was primarily due to a decrease in the loan loss provision of $67,000 and the elimination of an accrual for incentive compensation of $135,000. The incentive plan was based on profitability and management does not anticipate reaching the minimum net income to pay incentive compensation for the calendar year. Net interest income increased $87,000 primarily due to the borrowings from the Federal Home Loan Bank which was partially off-set by increased interest income in the securities portfolio. The increase in noninterest expense was caused by higher security costs to provide uniformed officers for the Charlotte Branch, increased equipment maintenance, and Y2K costs of $7,750 not incurred in the prior year. The Company also experienced a large number of check and deposit account losses, including a $43,000 loss on a single account. The Company recognized a loss of $37,000 on the sale of a building which was owned by the subsidiary of M&F Bank, Mechanics & Farmers, Realty Services, Inc.

Net income increased 98.27 percent from the same quarter in the prior year from $231,000 to $458,000. The increase in net income was primarily due to a decrease in the loan loss provision. Management evaluated the adequacy of the loan loss reserves and reduced the provision based on the loans outstanding, decrease in delinquencies, and non-accrual loans and the improved collection efforts. Management will continue its assessment of the reserves and adjust the provision as required. Management also discontinued accrual for incentive compensation based on profitability. The profits are not projected to reach the minimum amount to pay incentive pay. This adjustment resulted in a reduction of $135,000 from expenses.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The September 30, 1999 allowance for loan losses was 1,277,000 or
1.25 percent of total loans outstanding compared with $1,150,000 or 1.20 percent of total loans outstanding on December 31, 1998. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                              09/30/99     12/31/98      09/30/98
                                              --------     --------      --------
                                                        (in thousands)

Non-Accruing Loans                              $544        $  539        $  519
Accruing Loans Delinquent 90 days or more        136         1,163         1,371
Foreclosed Assets                                 71            45            45

        Total Non-Performing Assets             $756        $1,747        $1,935
                                                ----        ------        ------
         Percentage of total assets              .49%         1.13%         1.39%

The improvement in non-performing assets resulting from enhanced practices and procedures put in place by management. Improving the credit quality was a primary focus for the institution for 1999.

Disclosure of Year 2000 Issues ("Y2K") and Consequences by Public Companies, Investment Advisors, Investment Companies, and Municipal Securities Issuers.

The Company established a Y2K Committee consisting of senior officers of the Company as well as representatives from all departments within the Company. This committee, with the assistance of an outside consultant, developed a Y2K plan which was subsequently approved by the Board of Directors of the Company. The purpose of the committee and the plan were to identify the systems that could be affected by Y2K and to determine the necessary activities required to prepare for processing the Company's data on and after January 1, 2000. As provided for in the guidance from the Financial Institutions Examination Council there are five phases with which the Company must comply to ensure its readiness for Y2K: awareness, assessment, renovation, validation, and implementation.

The Company has conducted a comprehensive review of its computer systems, including its core processing systems to identify the systems that could be affected by the Y2K issue. The Company, along with its software provider for its core system, completed renovation of its core system in July 1998. This included program changes and other modifications. The Company has completed the validation phase which included testing of changes to hardware and software, including all vendor provided software and hardware. The Company completed the implementation phase by September 30, 1999. The Company has developed a comprehensive Business Continuation Plan to provide for such contingencies as the failure of our mission critical computer systems due to Y2K or other related equipment or software failures.

The Company has evaluated third party business relationships, including vendors and borrowers. The significant dependence on providers of service creates potential exposure for the Company; however management fully expects providers of service to meet the schedule timetable for all mission critical items. The Company has analyzed the extent Y2K issues could adversely impact their borrowers' business operations, particularly its commercial borrowers. The Company has performed an initial assessment of each major borrower and has established an ongoing assessment as part of the Company's credit underwriting process. A substantial portion of the Company's loan portfolio consists of loans to individuals and churches rather than pure commercial companies, therefore, management believes that Y2K issues will not impair the ability of the borrowers to repay their debt.

The Company completed an inventory of all non-embedded technology under the assessment phase. Upon the completion of the assessment the Company upgraded or replaced the necessary equipment.

The Company has estimated that the cost to replace computer equipment, software programs or other equipment containing embedded microprocessors that are not Y2K compliant in addition to expanding and enhancing services or equipment due to its assessment phase to be approximately $500,000. The Company believes this amount will be adequate because it has been continuously upgrading its technology with Y2K compliant hardware and software as previously indicated by the larger technology related expenditures over the past four years. System maintenance or modification costs are charged to expense as incurred, while the cost of new hardware, software, or other equipment is capitalized and amortized over their estimated useful lives. The Company does not track the internal costs and time that its own personnel devote to Y2K issues, which are primarily payroll costs. For the twelve months ended December 31, 1998, the Company had recorded $11,803 in expenses and capitalized $78,751 related to the Y2K issues. For the first nine months 1999 the Company has expensed $7,750 and capitalized $22,665 related to Y2K issues. Amounts recorded for Y2K in previous periods were insignificant. The Company's Internal Audit Department conducted a simulation exercise of the Business Continuation Plan and found the procedures provided adequate response from management in executing and responding to the Y2K issues tested.

Because the Company depends substantially on its computer systems and the software support of other vendors, the failure of these systems to be Y2K compliant could cause substantial disruption of the Company's business and could have a material adverse financial impact on the company. Failure to resolve Y2K issues presents numerous risks such as: (1) loss of customers to other financial institutions, resulting in a loss of revenue, if the Company is unable to properly process customer transactions; (2) correspondent banks, the Federal Reserve Bank and the Federal Home Loan company could fail to provide funds to the Company, which could materially impair liquidity and affect the ability of the Company to fund loans and deposit withdrawals; (3) concern on the part of depositors that Y2K issues could impair access to their deposit account balances which could result in the Company experiencing significant deposit outflows prior to December 31, 1999; and (4) the Company could incur increase personnel cost if additional staff is required to perform functions that inoperative systems would have otherwise performed.

Management can not estimate the potential loss of revenue due to the Y2K issue because neither the extent nor the longevity of any potential problem can be predicted.

There can not be any assurances that the Company's Y2K plan will effectively address all of the Y2K issues, or that the Company's estimates of the timing and costs of completing the plan will ultimately be accurate or that the impact of any failure of the Company or of its software and hardware vendors or service providers to be Y2K compliant will not have a material adverse impact on the Company's business, financial condition or the results of its operations.

                           PART II: OTHER INFORMATION

ITEM 1.           Legal Proceedings:  Not applicable

ITEM 2.           Changes in Securities:  Not applicable

ITEM 3.           Defaults upon Senior Securities:  Not applicable

ITEM 4.           Submission of Matters to a Vote of Security Holders:
                  Not applicable

ITEM 5.           Other Information:  Not applicable

ITEM 6.           Exhibits and Report on Form 8-K

(a)      Exhibits:

      Exhibit No.                     Description
      -----------                     -----------

         3(i)     Amended and Restated Articles of Incorporation

         3(ii)    Bylaws

         10       Material Contracts:

                  (a) Executive Employment Agreement dated April 1, 1999 between Mechanics and Farmers Bank and Julia W. Taylor.

                  (b) Retention Bonus Agreement dated April 1, 1999 between Mechanics and Farmers Bank and Lee Johnson.

                  (c) Retention Bonus Agreement dated April 1, 1999 between Mechanics and Farmers Bank and Donald Harrington.

                  (d) Retention Bonus Agreement dated April 1, 1999 between Mechanics and Farmers Bank and Fohliette W. Becote.

                  (e) Retention Bonus Agreement dated April 1, 1999 between Mechanics and Farmers Bank and Harold Sellers.

                  (f) Retention Bonus Agreement dated April 1, 1999 between Mechanics and Farmers Bank and E. Elaine Small

         27                Financial Data Schedule

(b) Reports on Form 8-K: On September 13, 1999, the Company filed a report on Form 8-K1263 in order to register the Company as the successor issuer to M&F Bank pursuant to Rule 12g-3.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date:  November 12, 1999              By:  /s/ J.W. Taylor
                                           -------------------------------------
                                               J.W. Taylor
                                               Chairman, President/CEO



Date:  November 12, 1999              By:  /s/ Lee Johnson, Jr.
                                           -------------------------------------
                                               Lee Johnson, Jr.
                                               Vice President