Form 10QSB/A
period 1999-09-30
M&F BANCORP INC /NC/
filed 1999-12-22
CIK 1094738

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                         Commission File Number 0-27307

                                M&F BANCORP, INC.
                                -----------------
                 (Name of small business issuer in its charter)


NORTH CAROLINA                                                                             56-1980549
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)


       2634 CHAPEL HILL BLVD., P.O. BOX 1932, DURHAM, NORTH CAROLINA 27702
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (919) 683-1521
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [ ]


State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                 COMMON STOCK NO PAR VALUE                569,200
                 ------------------------------------------------
                                Outstanding at September 30, 1999

Note: This amendment is to correct a typographical error on the Registrant's Consolidated Condensed Statement of Income on page 5 for the entry of non-interest income.

                                M&F BANCORP, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)

                                                                 (in thousands, except per share data)

Quarter Ending:                                              September 30, 1999     September 30, 1998
                                                             ------------------     ------------------
Interest Income:
         Interest on Loans                                               $2,197                 $2,178
       Securities:
                       Taxable                                              380                    329
                       Tax exempt                                           128                     66
         Federal Funds Sold                                                  17                     11
         Other Interest                                                      28                      4
                                                                         ------                 ------
                       Total Interest Income                             $2,750                 $2,588

Interest Expense:
        Interest-bearing Demand                                              31                     46
           Savings                                                          254                    258
        Time Deposits                                                       487                    494
          Interest on Federal Funds & Borrowings                            118                     26
                                                                         ------                 ------
                        Total Interest Expense                           $  890                 $  824

Net Interest Income                                                       1,860                  1,764
                        Provision for Loan Losses                            12                    118
                                                                         ------                 ------

Net Interest Income After Provision for Loan Losses                       1,848                  1,646

Non-interest Income                                                         415                    365

Non-interest Expense                                                      1,617                  1,595

Income before Taxes                                                         646                    416
                     Income Tax Expense                                     188                    185
                                                                         ------                 ------

Net Income                                                               $  458                 $  231
                                                                         ======                 ======


Earnings per share common equivalent shares:
                     Basic                                               $  .80                 $  .41
                     Diluted                                             $  .80                 $  .41

Weighted average shares outstanding:
                     Basic                                                  569                    569
                     Diluted                                                569                    569


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
-----------------
(Registrant)


Date: December 22, 1999                   By:      /s/ J. W. Taylor
                                              ----------------------------------
                                                   J. W. Taylor
                                                   Chairman, President/CEO

Date: December 22, 1999                   By:      /s/ Lee Johnson, Jr.
                                              ----------------------------------
                                                   Lee Johnson, Jr.
                                                   Vice President