Form 10KSB40
period 1999-12-31
M&F BANCORP INC /NC/
filed 2000-03-30
CIK 1094738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark  One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

Commission File Number        027307
                           -----------

M&F Bancorp, Inc.
--------------------------------------------------------------------------------
 (Name of Small Business Issuer in its charter)

          North Carolina                                    56-1980549
---------------------------------                     ----------------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

2634 Chapel Hill Blvd.        Durham, North Carolina           27707-2800
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code         (919) 683-1521
                                                        --------------------

         Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share
 -------------------------------------------------------------------------------
                                (Title of Class)


 -------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $12,481,323.

The registrant's voting stock is not regularly and actively traded in any established market. Accordingly, the aggregate market value of the voting stock held by nonaffiliates of the registrant is unknown.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                                                Outstanding at
         Class                                  March 17, 2000
         ------                                 ---------------
Common stock no par value                       853,725 shares

                      Documents Incorporated by Reference:

Document from which portions                    Part of Form 10-KSB to
are incorporated by reference                     which incorporated
 -----------------------------                  -----------------------
1. Annual Report to Shareholders for year       Part I - Item 1
   ended December 31, 1999                      Part II - Items 5, 6
                                                      and 7

2. Proxy Statement dated March 21, 2000         Part III - Items 9,
                                                10, 11 and 12

ITEM 1 - DESCRIPTION OF BUSINESS

On April 17, 1996, M&F Bancorp, Inc. ("Bancorp"), was incorporated as a North Carolina Corporation. Bancorp also filed an application with the Board of Governors of the Federal Reserve System for prior approval to become a one bank holding company pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended. This application was filed on May 17, 1999 and approval was received on June 17, 1999. The holding company commenced operations on September 1, 1999, following approval of a majority of the shareholders of Mechanics & Farmers Bank ("Bank").

As of December 31, 1999, the only subsidiary of M&F Bancorp was Mechanics & Farmers Bank. M&F Bancorp and Mechanics & Farmers Bank are collectively referred to herein as "the Company".

The Bank was incorporated under the laws of the State of North Carolina, in 1908. The Bank was approved as a State Bank and is insured by the Federal Deposit Insurance Corporation. The Company had a total of 86 employees as of December 31, 1999.

The present area and scope of the Company's activities include providing a full range of banking and related financial services, including commercial banking, consumer banking, and real estate finance. The Company has six traditional branches throughout North Carolina with locations in Durham, Raleigh, Charlotte and Winston-Salem and its main office at 116 W. Parrish Street, Durham, North Carolina. Additionally, these locations are complemented by two limited-service facilities.

Additionally, at year end 1999, the Bank's capital ratios reflected total risk based capital ratio at 16.79%, tier 1 risk-based capital ratio at 15.14% and tier 1 leverage ratio at 10.54%. These capital ratios exceed the current regulatory minimum requirements.

The Company is focused on serving small/mid-sized businesses and individuals in four metropolitan areas in North Carolina. Charlotte, the largest is located in the southwestern portion of the state. The city is also the corporate headquarters for Bank of America, the largest bank in the United States of America and First Union National Bank. Durham and Raleigh are located in the central area of the state, known as the Research Triangle Park. Both of the metropolitan areas have a high concentration in technology, followed by education and medicine. The fourth area is Winston-Salem, part of the piedmont area of North Carolina. The region has primarily manufacturing. Winston-Salem is corporate headquarters to a large regional bank, Wachovia.

The activities in which the Company engages are very competitive. Generally, the Company competes with other banks and nonbank financial institutions located primarily in the metropolitan areas of North Carolina. The principal methods of competition center around such aspects as interest rates on loans and deposits, decision making relationship management, customer services, and other service oriented fee based products. Most of the Company's competitors are major corporations with substantially more assets and personnel than the Company.

The Company actively competes for loans and deposits with other commercial banks, brokerage firms, savings and loan associations and credit unions. Consumer finance companies, mortgage brokers, and insurance companies are also significant competitors for various types of loans. There is also active competition for deposits from other banks, trust companies, brokerage firms, investment companies, and others.

The Company is headquartered in the southwestern area of Durham. The Company occupies space in the first two floors of the M&F Corporate Center, located at 2634 Chapel Hill Blvd. The Company opened its first Automated Teller Machine
(ATM) in 1998 in Winston-Salem.

Fourth quarter 1998 the Company entered into an agreement with Nationwide Money Services, Florida to service ATMs in Food Lion Grocery Stores. Under this agreement the Company operates approximately 49 ATM in Food Lion and one at the Swift Creek Amusement Park in Raleigh, North Carolina. The machines are owned by Nationwide Money Services and serviced by M&F Bank in the fee sharing agreement.

During 1999, the Company declared dividends of $.525 per share which resulted in a dividend payout ratio of 27.92%. Other information relating to current banking issues and the regulatory environment are addressed in the 1999 Annual Report to Shareholders.

The following schedules are provided in accordance with Guide 3 "Statistical Disclosure by Bank Holding Companies." All schedules have been omitted since the required information is either not applicable or is incorporated by reference in the Company's 1999 Annual Report.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company, located at 2634 Chapel Hill Blvd., Durham, North Carolina occupies a total of 27,000 square feet on the first two floors of the M&F Corporate Center. M&F Corporate Center is owned by Mechanics & Farmers Bank. The facility has a total of 68,000 gross square feet. The remaining footage is leased by other businesses.

ITEM 3 - LEGAL PROCEEDINGS

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The following portion of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference:

Common Stock Information                 Page 13

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

The following portions of the 1999 Annual Report are herein incorporated by reference.

          Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 4 through 15.

ITEM 7 - FINANCIAL STATEMENTS

The following portions of the 1999 Annual Report are incorporated herein by reference.

           Financial Statements and Report of Independent Auditors on
                              pages 17 through 30.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and the information regarding executive officers called for by this item is contained in the sections entitled "Election of Directors" and "Executive Officers" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, dated March 27, 2000, and is incorporated herein by reference.

ITEM 10 - EXECUTIVE COMPENSATION

The information called for by this item is contained in the section entitled "Compensation of Management and Other Information" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders, dated March 27, 2000, and is incorporated herein by reference.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is contained in the section entitled "Stock Ownership" in the Company's proxy statement for its 2000 Annual Meeting of Shareholders dated March 27, 2000, and is incorporated herein by reference.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is contained in the section entitled "Transactions with Directors and Executive Officers" in the Company's proxy statement for its 1999 Annual Meeting of Shareholders dated March 27, 2000, and is incorporated herein by reference.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)       The following documents are filed as part of this report:

                  (1)      Financial Statements

                           The following consolidated financial statements and the Report of Deloitte & Touche, LLP, Independent Certified Public Accountants, are on pages 16 through 30 of the 1999 Annual Report and are incorporated herein by reference.

                                      -  Consolidated Balance Sheets at December
                                          31, 1999 and 1998
                                      -  Consolidated Statements of Income for
                                          the Years Ended December 31, 1999,
                                          1998 and 1997
                                      -  Consolidated Statements of
                                         Shareholders' Equity for the Years
                                         Ended December 31, 1999, 1998 and 1997
                                      -  Consolidated Statements of Cash Flows
                                         for the Years Ended December 31, 1999,
                                         1998 and 1997
                                      -  Notes to Consolidated Financial
                                         Statements

                           (2)        Exhibits

                                      1.     Not required.

                                      2.     Plan of acquisition, reorganization, arrangement,
                                              liquidation or succession. None.

                                      3.     Articles of Incorporation and By-Laws, incorporated by reference to Exbibit 3 to the Registrant's Quarterly Report Form 10-QSB for
                                              the quarter ended September 30, 1999.

                                      4.     Instruments defining the rights of security holders, including debentures. None.

                                      5.     Not required.

                                      6.     Not required.

                                      7.     Not required.

                                      8.     Not required.

                                      9.     Voting Trust Agreement. None.

                                      10.    Material Contracts.

                                      10.01  Employment Agreement between Mechanics & Farmers Bank and
                                               Julia Taylor dated April 1, 1999, as amended. Incorporated by reference to Exhibit 10.01 to the Registrant's Quarterly
                                               Report Form 10-KSB for the quarter September 30, 1999.

                                      10.02  Retention Bonus Agreement between Mechanics & Farmers Bank and
                                               Lee Johnson, Jr. dated April 1, 1999. Incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report
                                               Form 10-QSB for the quarter ended September 30, 1999.

                                      10.03  Retention Bonus Agreement between Mechanics & Farmers Bank and
                                               Fohliette W. Becote dated April 1, 1999. Incorporated by
                                               reference to Exhibit 10.03 to the Registrant's Quarterly
                                               Report Form 10-QSB for the quarter ended September 30,
                                               1999.

                                      10.04  Retention Bonus Agreement between Mechanics & Farmers Bank and
                                               Walter D. Harrington dated April 1, 1999. Incorporated by
                                               reference to Exhibit 10.03 to the Registrant's Quarterly
                                               Report Form 10-QSB for the quarter ended September 30,
                                               1999.

                                      10.05  Retention Bonus Agreement between Mechanics & Farmers Bank and
                                               Harold G. Sellars dated April 1, 1999. Incorporated by
                                               reference to Exhibit 10.03 to the Registrant's Quarterly
                                               Report Form 10-QSB for the quarter ended September 30,
                                               1999.

                                      10.06  Retention Bonus Agreement between Mechanics & Farmers Bank and E.
                                               Elaine Small dated April 1, 1999. Incorporated by reference to Exhibit 10.03 to the Registrant's Quarterly Report
                                               Form 10-QSB for the quarter ended September 30, 1999.


                         (2)        Exhibits - Continued

                                      11.    Statement re computation of per share earnings.

                                      12.    Statement re computation of ratios. Not applicable.

                                      13.    1999 Annual Report to Shareholders.

                                      14.    Not required.

                                      15.    Not required.

                                      16.    Letter re change in certifying accountant. Not applicable.

                                      17.    Not required.

                                      18.    Letter re change in accounting principles. Not applicable.

                                      19.    Not required.

                                      20.    Not required.

                                      21.    Subsidiaries of the registrant.

                                      22.    Not required.

                                      23.    Consent of experts and counsel.

                                      24.    Power of Attorney.

                                      25.    Not required.

                                      26.    Not required.

                                      27.    Financial Data Schedule.

                                      28.    Information from reports furnished to state insurance
                                             regulatory authorities. Not applicable.

                                      99.    Additional Exhibits. None.

(b)           Reports on Form 8-K

              None

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 M&F BANCORP, INC.

                                 Principal Executive Officer:

                                  /s/ Julia W. Taylor
                                 ----------------------------------------------
                                 Julia W. Taylor
                                 Chairman, President and Chief Executive
                                 Officer

                                 Principal Financial Officer:

                                  /s/ Lee Johnson, Jr.
                                 ----------------------------------------------
                                 Lee Johnson, Jr.
                                 Vice President and Principal Financial Officer

Dated: March 28, 2000

         Julia W. Taylor, pursuant to powers of attorney which are being filed with this Annual Report on Form 10-KSB, has signed this report on March 14, 2000, as attorney-in-fact for the following directors who constitute a majority of the board of directors:


        Benjamin S. Ruffin       Genevia G. Fullbright
        Joseph M. Sansom         Maceo K. Sloan
        Aaron L. Spaulding       Julia W. Taylor


                                  /s/ Julia W. Taylor
                                 ----------------------------------------------
                                 Julia W. Taylor
                                 Attorney-in-fact
                                 March 28, 2000