Form 10QSB
period 2000-03-31
M&F BANCORP INC /NC/
filed 2000-05-09
CIK 1094738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                         Commission File Number 0-27307

                                M&F BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


        North Carolina                                   56-1980549
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


       2634 Chapel Hill Blvd., P.O. Box 1932, Durham, North Carolina 27707
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

                        Common Stock no par value 853,725
--------------------------------------------------------------------------------
                          Outstanding at April 28, 2000

           Transitional Small Business Disclosure Format (Check one):

                                 Yes [ ] No [X]

M&F BANCORP, INC.

INDEX

                                                                                                 Page
PART I.           FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheet as of March 31, 2000 and December 31, 1999          3

         Consolidated Condensed Statements of Income for the three months ended March 31,         4
         2000 and March 31, 1999

         Consolidated Condensed Statements of Shareholders' Equity for the three months           5
         ended March 31, 2000 and March 31, 1999

         Consolidated Condensed Statements of Cash flows for the periods ended March 31,          6
         2000 and March 31, 1999

         Notes to Consolidated Condensed Financial Statements                                     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results         8
                  of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                              11

Item 2.           Changes in Securities                                                          11

Item 3.           Defaults Upon Senior Securities                                                11

Item 4.           Submission of Matters to a Vote of Security Holders                            11

Item 5.           Other Information                                                              11

Item 6.           Exhibits and Reports on Form 8-K                                               11

Signature Page                                                                                   11

Exhibit 27                                                                                       12

                          PART I: FINANCIAL INFORMATION
                           ITEM 1 Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                 (in thousands)

                                               March 31, 2000    December 31, 1999

Cash and due from financial institutions          $   6,310          $   5,349
Interest-earning deposits in financial                4,975              4,187
institutions                                          1,725              5,100
Federal funds sold
Cash and cash equivalents                            13,010             14,636
Securities available for sale                        31,584             30,390
Securities held to maturity                           1,412              1,412

Loans:
          Commercial Loans                           10,279              7,392
          Real Estate-Construction Loans              6,187              7,395
          Real Estate-Mortgage Loans                 84,983             84,121
          Consumer Loans                              5,471              5,430
           Other Loans                                  882                905
                   Total Loans                      107,802            105,243
          Unearned income                               333                341
          Allowance for Loan Losses                   1,386              1,342
                   Net Loans                        106,083            103,560
Bank premises and equipment, net                      5,144              5,013
Other assets                                          2,113              2,733
TOTAL ASSETS                                      $ 159,346          $ 157,744

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Noninterest-bearing demand deposits                  27,271             28,583
Savings, NOW, and MMDA                               62,214             60,210
Time Deposits                                        41,343             40,736
                   Total Deposits                   130,828            129,529
Other Borrowings                                     10,000             10,000
Other Liabilities                                     2,006              1,916
                   Total Liabilities                142,834            141,445


Shareholders' Equity:
Common Stock                                          6,000              6,000

Retained Earnings                                    10,606             10,352
Accumulated Other Comprehensive Loss                    (94)               (53)
         Shareholders' Equity                        16,512             16,299
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $ 159,346          $ 157,744

                     CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                     (unaudited)
                        (in thousands, except per share data)

Three months ending:                                    March  31, 2000   March 31, 1999

Interest Income:
           Interest on Loans                                  $2,452         $2,085
       Securities :
                         Taxable                                 372            269
                         Tax exempt                              126            128
           Federal Funds Sold                                     17             67
           Other Interest                                         37             79
                         Total Interest                       $3,004         $2,628
Income

Interest Expense:
        Interest-bearing Demand                                   31             32
             Savings                                             303            273
        Time Deposits                                            508            485
            Interest on Federal Funds & Borrowings               116            126

                          Total Interest Expense              $  958         $  916


Net Interest Income                                            2,046          1,712
                          Provision for Loan Losses               77            117


Net Interest  Income After  Provision for Loan Losses          1,969          1,595


Non-interest Income                                              355            364

  Salaries & Employee Benefits                                 1,055            965
  Other Non-interest Expense                                     792            717

  Income before Taxes                                            477            277
                     Income Tax Expense                          155             81

  Net Income                                                  $  322         $  196


Earnings per share common equivalent shares:
                     Basic                                    $  .38         $  .23
                     Diluted                                  $  .38         $  .23

Weighted average common shares outstanding:
                     Basic                                       854            854
                     Diluted                                     854            854

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                    March 31, 2000     March 31, 1999

 Beginning Balance, January 1          $ 16,299          $ 16,497

       Net Income                           322               196

Other Comprehensive Loss                    (41)             (141)

Dividends                                   (68)             (111)

Ending Balance, March 31               $ 16,512          $ 16,441

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

Three months ended:                                                   March 31, 2000      March 31, 1999

Cash flows from operating activities:
Net Income                                                                $    322          $    196
Adjustments to reconcile net income to net cash from
from operating activities:
       Provision for possible loan losses                                       77               117
       Provision for depreciation                                               98                93
       Deferred income taxes                                                    67                (5)
       Gain on sale or disposal of assets                                       (5)
        Deferred loan fees                                                       8                17
       Income Taxes Payable                                                     19                98
       Interest Receivable                                                     166
       Prepaid expenses and other assets                                        19                33
      Accrued expenses and other liabilities                                   128              (195)
      Other                                                                     (4)              172
         Net Cash from Operating Activities                                    900               521

Cash flows used in Investing Activities:
  Proceeds from sales and maturities of securities (AFS)                     1,000             3,560

       Purchase of securities (AFS)                                         (2,000)           (6,545)

       Net increase (decrease) in loans                                     (2,554)            1,003
        Purchase of premises and equipment                                    (202)           (2,510)

               Net Cash Used in Investing Activities                        (3,756)           (4,492)

Net Cash  Provided by (Used In) Investing Activities
       Net increase (decrease) in demand and savings deposits               (3,901)              641
       Net increase (decrease) in certificates of deposit                      657               (286)
       Cash dividends                                                          (68)             (111)
              Net Cash Provided By (Used In) Financing Activities            1,230            (4,298)

Net Decrease in Cash and Cash Equivalents                                   (1,626)           (8,269)

Cash and Cash Equivalents at the Beginning of the Period                    14,636            20,963

Cash and Cash Equivalents at the End of the Period                        $ 13,010          $ 12,694

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation
The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Mechanics & Farmers Bank (M&F Bank). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. M&F Bancorp, Inc. became the parent holding company of Mechanics & Farmers Bank on September 1, 1999 therefore prior periods reflect the balances of M&F Bank and its subsidiary.

2.    Investment Securities
The Company accounts for investment securities using Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, the accounting for investment securities held as an asset is dependent upon their classification as held to maturity, available for sale, or trading assets.

3.    Loans
Loans are carried at their principal amount outstanding, net of the allowance for possible loan losses and deferred fees. Interest on commercial, mortgage and installment loans is accrued and credited to operating income based upon the principal amount outstanding. The Company's policy is to discontinue the accrual of interest when, in management's judgment, circumstances indicate that collection is doubtful. The Company applies Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) and Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118).

4.   Earnings Per Share
Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended March 31, 2000 and March 31, 1999. The shares outstanding have been adjusted for 3-for-2 stock split accounted for as a 50 percent dividend declared on December 14, 1999 to all shareholders of record December 14, 1999 payable January 21, 2000.

5.   Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 2000, the Company had the following capital levels.

                                     Capital

         Risk Based                  Tier 1               Tier 2
             16.39%                  10.64%               11.69%



6.   Comprehensive Income
Effective January 1, 1999, The Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Adoption of this standard requires the Company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

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

8.  Common Stock Cash Dividends
On March 14, 2000 the Board of Directors of the Company declared a quarterly cash dividend of $.08 per share to all shareholders of record March 14, 2000 payable April 15, 2000. The payment of the cash dividend reduced shareholders' equity by $68,298.

ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
The following discussion and analysis of earnings and related financial data should be read in conjunction with the unaudited financial statements and related notes to the consolidated condensed statements. It is intended to assist you in understanding the financial condition and the results of operations for the three months ended March 31, 2000.

Forward -Looking Statements
When used in this report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or other similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased 1.01 percent to $159,346,000 at March 31, 2000 from $157,744,000 on December 31, 1999. The investment portfolio balance (including FHLB stock) as of March 31, 2000 was $32,996,000 compared to $31,802,000 at December 31, 1999. The portfolio decrease was caused by the increase in the loan portfolio. Maturities and deposits were used to fund loan demand. The portfolio can be liquidated to meet loan demand if necessary. Approximately 96 percent of the portfolio are classified as available -for-sale. All securities purchased during 2000 were classified in the available-for-sale category.

The increase of 2.4 percent in net loans from December 31, 1999 was represented by an increase in commercial loans. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the commercial loans most of which are secured by real estate.

Deposits increased 1.00 percent to $130,828,000 at March 31, 2000 from $129,529,000 at December 31, 1999. Management believes that the current level of deposit growth may be difficult to maintain as we move forward as customers continue to look for alternative investment opportunities with higher yields. Because of availability of future deposits the Company will continue to seek other sources of liquidity to meet loan demand.

Total shareholders' equity increased 1.30 percent to $16,512,000 on March 31, 2000 from $16,299,000 at December 31, 1999. The marginal change in this account was due to an increase in net income and partially offset by dividends.

Results of Operations - Comparison of March 31, 2000 with March 31, 1999

Net income increased 64.29 percent to $322,000 on March 31, 2000 compared with $196,000 for the same period in 1999. The increase in net income was primarily due to an increase in loan income resulting from an increase in net loans outstanding. Management increased the monthly loan loss provision beginning in March and anticipates maintaining the higher provision for the remainder of 2000. The reduction in the loan loss provision for first quarter 2000 compared to first quarter 1999 contributed to the increase in net income. Noninterest expenses were impacted by the end of the lease period (February 2000) for some data processing equipment. The equipment will be purchased by the Bank at fair market value during April 2000. Management anticipates that noninterest expense will increase for the next quarter due to retroactive merit increases and incentive compensation that will be paid in the second quarter.

Non-performing assets and allowance for loan losses
The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The March 31, 2000 allowance for loan losses was 1,386,000 or 1.29 percent of total loans outstanding compared with $1,342,000 or 1.28 percent of total loans outstanding on December 31, 1999. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.


                                                 03/31/00     12/31/99    03/31/99
                                                       (Dollars in Thousands)
Non-Accruing Loans                                $  643          518      $  765
Accruing Loans Delinquent 90 days or more            924        1,300         622
Foreclosed Assets                                     76           56          45
Restructured Loans                                   997          725
         Total Non-Performing Assets              $2,640       $2,599      $1,432

         Percentage of total assets                 1.66%        1.65%        .96%

PART II
OTHER INFORMATION

ITEM 1.  Legal Proceedings:    Not applicable
ITEM 2.  Changes in Securities:    Not applicable
ITEM 3.  Defaults upon Senior Securities:    Not applicable
ITEM 4.  Submission of Matters to a Vote of Security Holders: Not applicable
ITEM 5.  Other Information:    Not applicable
ITEM 6.  Exhibits and Report on Form 8-K

         (a)      Exhibits
                  27. Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
-----------------
   (Registrant)


  Date: May 8, 2000



  By: /s/ J.W. Taylor
      ----------------------------------
      J.W. Taylor
      Chairman, President/CEO


  Date: May 8, 2000


  By: /s/ Lee Johnson Jr.
      ----------------------------------
      Lee Johnson, Jr.
      Vice President