Form 10QSB
period 2000-06-30
M&F BANCORP INC /NC/
filed 2000-08-11
CIK 1094738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


                        Common Stock no par value 853,725
--------------------------------------------------------------------------------
                          Outstanding at July 28, 2000

           Transitional Small Business Disclosure Format (Check one):
                         Yes  [ ]     No   [X]

M&F BANCORP, INC.

INDEX

                                                                              Page
PART I.     FINANCIAL INFORMATION (unaudited)

Item 1. Consolidated Condensed Financial Statements

        Consolidated Condensed Balance Sheet as of June 30, 2000
        and December 31, 1999                                                  3

        Consolidated Condensed Statements of Income for the three
        months ended June 30, 2000 and June 30, 1999                           4

        Consolidated Condensed Statements of Income for the six
        months ended June 30, 2000 and June 30, 1999                           5

        Consolidated Condensed Statements of Shareholders' Equity
        for the six months ended June 30, 2000 and June 30, 1999               6

        Consolidated Condensed Statements of Cash flows for the
        six months ended June 30, 2000 and June 30, 1999                       7

        Notes to Consolidated Condensed Financial Statements                   8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                13

Item 2.      Changes in Securities                                            13

Item 3.      Defaults Upon Senior Securities                                  13

Item 4.      Submission of Matters to a Vote of Security Holders           13-14

Item 5.      Other Information                                                14

Item 6.      Exhibits and Reports on Form 8-K                                 14

Signature Page                                                                15

Exhibit 27                                                                    16


                          PART I: FINANCIAL INFORMATION
                           ITEM 1 Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (unaudited)

                                 (in thousands)


                                                    June 30, 2000   December 31, 1999
ASSETS

Cash and due from financial institutions             $   6,750         $   5,333
Interest-earning deposits in financial
  institutions                                           2,329             4,187
Federal funds sold                                                         5,100
         Cash and cash equivalents                       9,079            14,636
         Securities available for sale                  31,299            31,065
         Securities held to maturity                     1,412             1,412

Loans:
         Commercial, Financial and Agricultural
            Loans                                       63,218            57,654
         Real Estate -Construction Loans                 5,400             4,844
         Real Estate-Mortgage Loans                     36,873            35,087
         Installment Loans to Individuals                5,469             7,658
                  Total Loans                          110,960           105,243
         Unearned income                                   301               341
         Allowance for Loan Losses                       1,499             1,342
                  Net Loans                            109,160           103,560
Bank premises and equipment, net                         5,270             5,013
Other assets                                             2,058             2,074
TOTAL ASSETS                                         $ 158,278         $ 157,744

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing demand deposits            27,397            28,583
         Savings, NOW, and MMDA                         60,129            60,210
         Time Deposits                                  42,264            40,736
                  Total Deposits                       129,790           129,529
         Other Borrowings                               10,000            10,000
         Other  Liabilities                              1,837             1,916
                  Total Liabilities                    141,627           141,445


Shareholders' Equity:
         Common Stock                                    6,000             6,000

         Retained Earnings                              10,788            10,352
         Accumulated Other Comprehensive Loss             (137)              (53)
         Shareholders' Equity                           16,651            16,299
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 158,278         $ 157,744


                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)


Three months ended:                                     June 30, 2000   June 30, 1999
Interest Income:
      Interest on Loans                                    $2,524          $2,134
      Securities:
              Taxable                                         355             348
              Tax exempt                                      118             132
      Federal Funds Sold                                       11              51
      Other Interest                                           29              17
Total Interest Income                                      $3,037          $2,682

Interest Expense:
      Interest-bearing Demand                                  29              32
      Savings                                                 291             252
      Time Deposits                                           537             477
      Interest on Federal Funds & Borrowings                  141             116
Total Interest Expense                                     $  998          $  877

Net Interest Income                                         2,039           1,805
      Provision for Loan Losses                               133              79
Net Interest Income After Provision for
   Loan Losses                                              1,906           1,726

Non-interest Income                                           378             345

Salaries & Employee Benefits                                1,166             949
Other Non-interest Expense                                    841             805

Income before Taxes                                           277             317
Income Tax Expense                                             27              81
Net Income                                                 $  250          $  236


Earnings per share common equivalent shares:
      Basic                                                $ 0.29          $ 0.28
      Diluted                                              $ 0.29          $ 0.28

Weighted average common shares outstanding:
      Basic
      Diluted                                                 854             854
                                                              854             854

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)

                      (in thousands, except per share data)


Six months ended:                                     June 30, 2000   June 30, 1999
Interest Income:
      Interest on Loans                                   $4,976          $4,219
      Securities:
              Taxable                                        727             686
              Tax exempt                                     244             260
      Federal Funds Sold                                      28             118
      Other Interest                                          66              27
              Total Interest Income                       $6,041          $5,310

      Interest Expense:
      Interest-bearing Demand                                 60              64
      Savings                                                594             525
      Time Deposits                                        1,045             962
      Interest on Federal Funds & Borrowings                 257             242


              Total Interest Expense                      $1,956          $1,793

Net Interest Income                                        4,085           3,517
Provision for Loan Losses                                    210             196
Net Interest Income After Provision for
   Loan Losses                                             3,875           3,321


Non-interest Income                                          733             709
Salaries & Employee Benefits                               2,221            1914
Other Non-interest Expense                                 1,641            1522

Income before Taxes                                          746             594
Income Tax Expense                                           174             162

Net Income                                                $  572          $  432


Earnings per share common equivalent shares:
      Basic                                               $ 0.67          $ 0.51
      Diluted                                             $ 0.67          $ 0.51

Weight average common shares outstanding:
      Basic                                                  854             854
      Diluted                                                854             854


            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                              June 30, 2000          June 30, 1999
      Beginning Balance, January 1               $ 16,299                $16,497

      Net Income                                      572                    432

      Other Comprehensive Loss                        (84)                  (616)

      Dividends                                      (136)                  (174)

      Ending Balance, June 30                    $ 16,651                $16,139

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)


Six months ended:                                     June 30, 2000     June 30, 1999
Cash flows from operating activities:
Net Income                                              $    572         $    432
Adjustments to reconcile net income to net cash
     from operating activities:
         Provision for possible loan losses                  210              196
         Provision for depreciation                          203               70
         Income taxes provision                              174              273
         Gain on sale or disposal of assets                    0              (13)
         Deferred loan fees                                   41               13
         Interest Receivable                                  76               32
         Prepaid expenses and other assets                    84              113
         Accrued expenses and other liabilities               81             (203)
         Other                                                20              101
Net Cash from Operating Activities                         1,461            1,014

Cash flows used in Investing Activities:
         Proceeds from sales and maturities of
           securities (AFS)                                1,000            6,784
         Purchase of securities (AFS)                     (2,000)         (10,045)
         Net increase in loans                            (5,750)          (1,823)
         Purchase of premises and equipment                 (392)          (2,391)
         Proceeds from the sale of assets                                     158
Net Cash Used in Investing Activities                     (7,142)          (7,317)

Net Cash Provided by (Used In) Investing Activities:
         Net decrease in demand and savings deposits      (1,114)          (3,166)
         Net increase (decrease) in certificates of
              deposit                                      1,374             (730)
         Cash dividends                                     (136)            (174)
Net Cash Provided By (Used In) Financing Activities          124           (4,070)

Net Decrease in Cash and Cash Equivalents                 (5,541)         (10,373)
Cash and Cash Equivalents at the Beginning of the         14,620           20,963
     Period

Cash and Cash Equivalents at the End of the Period      $  9,079         $ 10,590


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

4.  Earnings Per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended June 30, 2000 and June 30, 1999. The shares outstanding have been adjusted for 3-for-2 stock split accounted for as a 50 percent dividend declared on December 14, 1999 to all shareholders of record December 14, 1999 payable January 21, 2000, for all periods presented.

5.  Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of June 30, 2000 and June 30, 1999 the Company had the following capital levels.


                                                 Capital
                           Risk Based            Tier 1           Tier 2
June 30, 2000                16.20%              14.62%           11.83%
December 31, 1999            16.79%              15.14%           10.54%




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

7.  Accounting Change Pending Implementation

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, this statement will become effective January 1, 2001.

8.  Common Stock Cash Dividends

On March 14, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record March 14, 2000 payable April 15, 2000. The dividend reduced shareholders equity by $68,298. On June 27, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $.08 per share to all shareholders of record June 13, 2000 payable July 14, 2000. The payment of the cash dividend reduced shareholders' equity by $68,298.

9.  Presentation

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the unaudited consolidated condensed financial statements and related notes to the consolidated condensed statements. It is intended to assist you in understanding the financial condition and the results of operations for the three months and six months ended June 30, 2000.

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

Financial Condition

Total assets increased less than 1.00 percent to $158,278,000 at June 30, 2000 from $157,744,000 on December 31, 1999. The investment portfolio balance (including FHLB stock) as of June 30, 2000 was $32,708,000 compared to $31,802,000 at December 31, 1999. The portfolio decrease was caused by the increase in the loan portfolio. Maturities and deposits were used to fund loan demand. The portfolio can be liquidated to meet loan demand if necessary. Approximately 96 percent of the portfolio are classified as available-for-sale. All securities purchased during 2000 were classified in the available-for-sale category.

The increase of 5.4 percent in net loans from December 31, 1999 was represented by an increase in commercial real estate mortgage loans. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the commercial loans most of which are secured by real estate.

Deposits increased less than 1.00 percent to $129,790,000 at June 30, 2000 from $129,529,000 at December 31, 1999. Management believes that deposit growth may be more difficult as customers continue to look for alternative investment opportunities with higher yields. Because of availability of future deposits the Company will continue to seek other sources of liquidity to meet loan demand.

Total shareholders' equity increased 2.16 percent to $16,651,000 on June 30, 2000 from $16,299,000 at December 31, 1999. The marginal change in this account was due to an increase in net income and partially offset by dividends.

Results of Operations - Comparison three months and six months ended June 30, 2000 with June 30, 1999

Net income increased 32.41 percent to $572,000 on June 30, 2000 compared with $432,000 for the same period in 1999. The Company increased the loan loss provision by seven percent from the prior year from $196,000 to $210,000. The increase was necessary due to increased loan volume, increased classified loans, and a mandated regulatory change for loans in bankruptcy. The Company recognized a 16.03 percent increase in salaries and benefits from the prior year. This increase primarily related to the method and timing of incentive compensation awarded in April 2000. The difference in this category should decline as the year progresses.

Net income for the quarter increased 5.93 percent from $236,000 for the prior year to $250,000. While the Company recognized an increase in net interest margin it was impacted by the increase in the loan loss provision. Management increased the monthly loan loss provision beginning in March and anticipates maintaining the higher provision for the remainder of 2000. The provision increased from $79,000 to $133,000 for the same period for the prior year. The incentive compensation also impacted the second quarter of 2000 compared to 1999.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The June 30, 2000 allowance for loan losses was 1,499,000 or 1.35 percent of total loans outstanding compared with $1,342,000 or 1.28 percent of total loans outstanding on December 31, 1999. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.



                                                       06/30/00        12/31/99
                                                         (Dollars in Thousand)
                                                         ---------------------
Non-Accruing Loans                                    $   565              518
Accruing Loans Delinquent 90 days or more                 674            1,300
Foreclosed Assets                                          76               56
Restructured Loans                                      3,029              725
      Total Non-Performing Assets                     $ 4,344          $ 2,599

      Percentage of total assets                         2.76%            1.65%


PART II

OTHER INFORMATION

ITEM 1.   Legal Proceedings:  Not applicable
ITEM 2.   Changes in Securities:  Not applicable
ITEM 3.   Defaults upon Senior Securities:  Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders: Not applicable

The Annual Meeting of Stockholders held on May 3, 2000 was held to vote on the following:

1. Elect six (6) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2001. The following six directors were elected:


          Director                    Votes in Favor          Votes Withheld
          --------                    --------------          --------------
          J.W. Taylor                    580,358                   2,684
          B.S. Ruffin                    580,692                   2,719
          J.M. Sansom                    580,502                   2,896
          A.L. Spaulding                 437,115                  98,405
          G.G. Fulbright                 532,876                   2,644
          M.K. Sloan                     437,321                  98,300


2. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. to increase the number of authorized shares of Common Stock from 1,000,000 to 5,000,000 shares.

       527,078 votes in favor    6,108 votes against      2,334 abstentions

3. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. to eliminate the preemptive rights of stockholders to purchase additional shares upon issuance.

       484,940 votes in favor    22,829 votes against     2,796 abstentions

4. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. to eliminate the rights of stockholders to cumulate their votes in the election of directors.

       512,229 votes in favor    20,626 votes against     2,665 abstentions

5. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. that would allow the Board of Directors to consider certain factors in approving or disapproving any potential merger offer.

       496,745 votes in favor    12,446 votes against     1,374 abstentions

6. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. requiring any potential acquirer to pay an equal price for all shares of M&F Bancorp, Inc. in the even of an acquisition offer.

       505,247 votes in favor    5,269 votes against      49 abstentions

7. Approve any amendment to the Articles of Incorporation of M&F Bancorp, Inc. requiring that members of the Board of Directors may be removed only for cause.

       486,992 votes in favor    20,975 votes against     2,598 abstentions

8. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. requiring that any transaction not recommended by the Board of Directors be approved by at least a three-fourths favorable vote of the stockholders.

       492,821 votes in favor    16,148 votes against     1,596 abstentions

9. Approve an amendment to the Articles of Incorporation of M&F Bancorp, Inc. requiring that any amendment, repeal or deletion of the "anti-takeover amendments be approved by at least a three-fourths favorable vote of the stockholders.

       448,155 votes in favor    11,780 votes against     630 abstentions

10. To ratify the selection of Deloitte & Touche, LLP as the independent auditor for the M&F Bancorp, Inc. for the fiscal year ending December 31, 2000.

       531,803 votes in favor    1,833 votes against      1,884 abstentions

     Items 1, 2 and 10 were approved by the required vote. Items 3-9 were not approved by the required 75% vote.

ITEM 5.  Other Information:    Not applicable
ITEM 6.  Exhibits and Report on Form 8-K

         (a)    Exhibits
                27.    Financial Data Schedule

         (b) On June 28, 2000 the Company filed on Form 8-K the announcement that Julia W. Taylor would retire on or about September 30, 2000 as President/CEO of Mechanics & Farmers Bank, the single bank subsidiary of M&F Bancorp, Inc. Lee Johnson, Jr., Executive Vice President, Chief Financial Officer and Financial Group Executive is expected to be appointed to serve as President/Chief Operating Officer of the Bank.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.


M&F Bancorp, Inc.
--------------------
   (Registrant)

Date: August 10, 2000



By: /s/ J.W. Taylor
    ---------------------------------------------
              J.W. Taylor
              Chairman, President/CEO


Date: August 10, 2000



By: /s/ Lee Johnson, Jr.
    ---------------------------------------------
              Lee Johnson, Jr.
              Vice President