Form 10QSB
period 2000-09-30
M&F BANCORP INC /NC/
filed 2000-11-13
CIK 1094738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                        Common Stock no par value 853,725
--------------------------------------------------------------------------------
                         Outstanding at October 24, 2000

 Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

M&F BANCORP, INC.

INDEX

                                                                                                   Page
PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999         3

         Consolidated Condensed Statements of Income for the three months ended September 30,         4
         2000 and September 30, 1999

         Consolidated Condensed Statements of Income for the nine months ended September 30,          5
         2000 and September 30, 1999

         Consolidated Condensed Statements of Stockholders' Equity for the nine months                6
         ended September 30, 2000 and September 30, 1999

         Consolidated Condensed Statements of Cash flows for the nine months ended September 30,      7
         2000 and September 30, 1999

         Notes to Consolidated Condensed Financial Statements                                         8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results                     10
         of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           12

Item 2.  Changes in Securities                                                                       12

Item 3.  Defaults Upon Senior Securities                                                             12

Item 4.  Submission of Matters to a Vote of Security Holders                                         12

Item 5.  Other Information                                                                           12

Item 6.  Exhibits and Reports on Form 8-K                                                            12

Signature Page

Exhibit 27

                          PART I: FINANCIAL INFORMATION
                           ITEM 1 Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (unaudited)
                             (dollars in thousands)

                                                       September 30,  December 31,
                                                            2000          1999
ASSETS

Cash and due from financial institutions                  $  4,770     $   5,349
Interest-earning deposits in financial institutions          3,338         4,187
Federal funds sold                                                         5,100
         Cash and cash equivalents                           8,108        14,636
         Securities available for sale                      30,294        31,065
         Securities held to maturity                         1,412         1,412

Loans:
         Commercial, Financial and Agricultural Loans       63,244        57,654
         Real Estate-Construction Loans                      9,483         4,844
         Real Estate-Mortgage Loans                         36,691        35,087
         Installment Loans to Individuals                    5,571         7,658
                  Total Loans                              114,989       105,243
         Unearned income                                       391           341
         Allowance for Loan Losses                           1,582         1,342
                  Net Loans                                113,016       103,560
Bank premises and equipment, net                             5,382         5,013
Other assets                                                 2,232         2,058
TOTAL ASSETS                                              $160,444     $ 157,744

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing demand deposits                29,262        28,583
         Savings, NOW, and MMDA                             56,567        60,210
         Time Deposits                                      43,250        40,736
                  Total Deposits                           129,079       129,529
         Other Borrowings                                   11,900        10,000
         Other Liabilities                                   2,135         1,916
                  Total Liabilities                        143,114       141,445


Stockholders' Equity:
         Common Stock                                        6,000         6,000

         Retained Earnings                                  11,006        10,352
         Accumulated Other Comprehensive (Loss)Income          324           (53)
         Stockholders' Equity                               17,330        16,299
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $160,444     $ 157,744

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)
                     (in thousands, except per share data)

                                                        September 30,   September 30,
Three months ended:                                          2000           1999
Interest Income:
         Interest on Loans                                  $2,500         $2,197
         Securities:
                  Taxable                                      381            380
                  Tax exempt                                   106            128
         Federal Funds Sold                                      0             17
         Other Interest                                         25             28
Total Interest Income                                       $3,012         $2,750

Interest Expense:
         Interest-bearing Demand                                28             31
         Savings                                               291            254
         Time Deposits                                         587            487
         Interest on Federal Funds & Borrowings                150            118
Total Interest Expense                                      $1,056         $  890

Net Interest Income                                          1,956          1,860
         Provision for Loan Losses                             134             12
Net Interest Income After Provision for Loan Losses          1,822          1,848

Non-interest Income                                            359            412

Salaries & Employee Benefits                                 1,020            956
Other Non-interest Expense                                     755            658

Income before Taxes                                            406            646
Income Tax Expense                                             123            188
Net Income                                                  $  283         $  458


Earnings per share common equivalent shares:
         Basic                                              $ 0.33         $ 0.54
         Diluted                                            $ 0.33         $ 0.54

Weighted average common shares outstanding:
         Basic                                                 854            854
         Diluted                                               854            854

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)
                     (in thousands, except per share data)

                                                 September 30,   September 30,
Nine months ended:                                    2000           1999
Interest Income:
         Interest on Loans                           $7,476         $6,416
         Securities:
                  Taxable                             1,108           1066
                  Tax exempt                            350            388
         Federal Funds Sold                              28            135
         Other Interest                                  91             55
                  Total Interest Income              $9,053         $8,060

         Interest Expense:
         Interest-bearing Demand                         88             95
         Savings                                        885            779
         Time Deposits                                1,632          1,449
         Interest on Federal Funds &                    407            360
              Borrowings
                  Total Interest Expense             $3,012         $2,683

Net Interest Income                                   6,041          5,377
Provision for Loan Losses                               344            208
Net Interest Income After Provision for Loan          5,697          5,169
     Losses

Non-interest Income                                   1,092          1,124
Salaries & Employee Benefits                          3,241           2870
Other Non-interest Expense                            2,396           2183

Income before Taxes                                   1,152          1,240
Income Tax Expense                                      297            350

Net Income                                           $  855         $  890

Earnings per share common equivalent shares:
         Basic                                       $ 1.00         $ 1.04
         Diluted                                     $ 1.00         $ 1.04

Weighted average common shares outstanding:
         Basic                                          854            854
         Diluted                                        854            854

            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)
                             (dollars in thousands)

                                       September 30,     September 30,
                                            2000              1999
 Beginning Balance, January 1             $ 16,299          $ 16,497

       Net Income                              855               890

Other Comprehensive (Loss) Income              381              (868)

Dividends                                     (205)             (310)

Ending Balance, September 30              $ 17,330          $ 16,209

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                             September 30,      September 30,
Nine months ended:                                                2000              1999
Cash flows from operating activities:

Net Income                                                      $    855          $    890
Adjustments to reconcile net income to net cash from
operating activities:
         Provision for possible loan losses                          344               208
         Provision for depreciation                                  309                99
         Deferred income taxes                                       (42)              513
         Gain on sale or disposal of assets                            0               (17)
         Deferred loan fees                                           50                 5
         Interest Receivable                                         193                55
         Prepaid expenses and other assets                           (19)               26
         Accrued expenses and other liabilities                      219              (158)
         Other                                                       (24)              371
Net Cash from Operating Activities                                 1,885             1,992

Cash flows used in Investing Activities:
         Proceeds from sales and maturities of
           securities (AFS)                                        2,435             9,304
         Purchase of securities (AFS)                             (2,000)          (13,045)
         Net increase in loans                                    (9,698)           (6,034)
         Purchase of premises and equipment                         (395)           (2,733)
         Proceeds from the sale of assets                                              158
Net Cash Used in Investing Activities                             (9,658)          (12,350)

Net Cash Provided by (Used In) Investing Activities:
         Net decrease in demand and savings deposits              (2,964)              833
         Net increase (decrease) in certificates of
              deposit                                              2,514               202
         Cash dividends                                             (205)             (310)
         Increase in Borrowings                                    1,900
Net Cash Provided By (Used In) Financing Activities                1,245               725

Net Decrease in Cash and Cash Equivalents                         (6,528)           (9,633)
Cash and Cash Equivalents at the Beginning of the                 14,636            20,963
     Period
Cash and Cash Equivalents at the End of the Period              $  8,108          $ 11,330

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

4. Earnings Per Share

Earnings per share is calculated on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended September 30, 2000 and September 30, 1999. The shares outstanding have been adjusted for 3-for-2 stock split accounted for as a 50 percent dividend declared on December 14, 1999 to all stockholders of record as of December 14, 1999 payable on January 21, 2000, for all periods presented.

5. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of

September 30, 2000 and September 30, 1999 the Company had the following capital levels.

                                      Capital
                       Risk Based      Tier 1       Tier 2
September 30, 2000       16.00%        14.33%       12.00%
December 31, 1999        16.79%        15.14%       10.54%

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

7. Accounting Change Pending Implementation

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Therefore, this statement will become effective January 1, 2001. The Company does not expect adoption of this standard to have a material impact on its financial statements.

8. Common Stock Cash Dividends

On March 14, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all stockholders of record March 14, 2000 payable April 15, 2000. The dividend reduced stockholders equity by $68,298. On June 27, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $.08 per share to all stockholders of record September 13, 2000 payable July 14, 2000. The payment of the cash dividend reduced stockholders' equity by $68,298. On September 26, 2000, the Board of Directors of the Company declared a quarterly cash dividend of $.08 per share to all stockholders of record September 13, 2000 payable October 13, 2000. The payment of the cash dividend reduced stockholders' equity by $68,298.

9. Presentation

Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the unaudited consolidated condensed financial statements and related notes to the consolidated condensed statements. It is intended to assist you in understanding the financial condition and the results of operations for the three months and nine months ended September 30, 2000.

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

Financial Condition

Total assets increased 1.71 percent to $160,444,000 at September 30, 2000 from $157,744,000 at December 31, 1999. The investment portfolio balance (including FHLB stock) as of September 30, 2000 was $31,706,000 compared to $32,477,000 at December 31, 1999. The portfolio decrease was caused by an increase in the loan portfolio. Maturities and deposits were used to fund loan demand. The portfolio can be liquidated to meet loan demand if necessary. Approximately 96 and 96 percent of the portfolio were classified as available-for-sale at September 30, 2000 and December 31, 1999. All securities purchased during 2000 were classified in the available-for-sale category.

The increase of 9.13 percent in net loans from December 31, 1999 was represented by an increase in commercial real estate mortgage loans. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the commercial loans most of which are primarily secured by real estate.

Deposits decreased 0.35 percent to $129,079,000 at September 30, 2000 from $129,529,000 at December 31, 1999. Management believes that large deposit growth will be more difficult as customers continue to look for alternative investment opportunities with higher yields. Because of availability of future deposits the Company will continue to seek other sources of liquidity to meet loan demand.

Total stockholders' equity increased 6.33 percent to $17,330,000 on September 30, 2000 from $16,299,000 at December 31, 1999. The change in this account was due to year-to-date net income and partially offset by dividends declared.

Results of Operations - Comparison three months and nine months ended September 30, 2000 with September 30, 1999

Net income for the nine months ended September 30, 2000 decreased 3.93 percent to $855,000 on September 30, 2000 compared with $890,000 for the same period in 1999. The Company increased the loan loss provision by 65.38 percent from $208,000 to $344,000. The increase was necessary due to increased loan volume, increased classified loans, and a mandated regulatory change for loans in bankruptcy. The Company recognized a 12.93 percent increase in salaries and benefits from the prior year due to a 10 percent increase in staffing levels. This increase was partially impacted by the method and timing of incentive compensation awarded in April 2000. The difference in this category should decline as the year progresses.

Net income for the quarter decreased 38.21 percent from $458,000 in the prior year to $283,000 in 2000. While the Company recognized an increase in net interest margin it was impacted by the increase in the loan loss provision. Management increased the monthly loan loss provision beginning in March and anticipates maintaining the higher provision for the remainder of 2000. The provision increased to $134,000 from $12,000 for the same period in the prior year. The incentive compensation also impacted the third quarter of 2000 compared to 1999.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The September 30, 2000 allowance for loan losses was 1,582,000 or 1.38 percent of total loans outstanding compared with $1,342,000 or 1.28 percent of total loans outstanding at December 31, 1999. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses. At October 1, 2000 the Company had a single loan for $2,485,000 to default. The loan had been restructured in the previous quarter. Management had already considered the loan in the calculation of the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, foreclosed assets and restructured loans, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure.

                                                 09/30/00        12/31/99
                                                  (Dollars in Thousand)
Non-Accruing Loans                                $  427             518
Accruing Loans Delinquent 90 days or more            767           1,300
Foreclosed Assets                                     91              56
Restructured Loans                                 3,144             725
         Total Non-Performing Assets              $4,429          $2,599

         Percentage of total assets                 2.76%           1.65%


PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings: Not applicable

ITEM 2. Changes in Securities: Not applicable

ITEM 3. Defaults upon Senior Securities: Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders: Not applicable

ITEM 5. Other Information: Not applicable

ITEM 6. Exhibits and Report on Form 8-K

        (a)     Exhibits

                10. Material Contract

                    Executive Employment Agreement between Mechanics & Farmers Bank, subsidiary of the Company and Lee Johnson, Jr.

                27. Financial Data Schedule

        (b)     Report on Form 8-K

                The Company filed a report on Form 8-K dated September 26, 2000 announcing that Lee Johnson, Jr. had been appointed President of the Company upon the retirement of Julia W. Taylor as President and CEO on September 30, 2000. Additionally, Elaine D. Small was appointed Vice-President of the Company effective October 1, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.


M&F Bancorp, Inc.
  (Registrant)

Date: November 10, 2000



By:        /s/ Lee Johnson, Jr.
    ------------------------------------
             Lee Johnson, Jr.
             President

Date: November 10, 2000



By:       /s/ Fohliette W. Becote
    ------------------------------------
            Fohliette W. Becote
            Treasurer