Form 10KSB40
period 2000-12-31
M&F BANCORP INC /NC/
filed 2001-04-02
CIK 1094738

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended DECEMBER 31, 2000

                          Commission file number 027307

                                M&F BANCORP, INC.
                                -----------------
             (Exact Name of Registrant as Specified in Its Charter)

        NORTH CAROLINA                                       56-1980549
 ------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

     2634 CHAPEL HILL BLVD.
    DURHAM, NORTH CAROLINA                                27707-2800
 --------------------------------------                   ----------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (919) 683-1521
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: NONE

        Securities to be Registered Pursuant to Section 12(g) of the Act:

        COMMON STOCK, NO PAR VALUE

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $8,750,681 BASED ON THE CLOSING PRICE OF SUCH COMMON STOCK ON MARCH 15, 2001, WHICH WAS $10.25 PER SHARE.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 853,725 SHARES OF COMMON STOCK, OUTSTANDING AT MARCH 15, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of M&F Bancorp, Inc. for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on May 1, 2001 (the "Proxy Statement"), are incorporated by reference into Part III.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

GENERAL

         M&F Bancorp, Inc. (the "Company") was formed in 1999 to serve as the holding company for Mechanics and Farmers Bank (the "Bank"). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's sole activity consists of owning the Bank. The Company's principal source of income is any dividends which are declared and paid by the Bank on its capital stock.

         The Bank is a North Carolina bank and began operations in 1908. It is engaged primarily in the business of attracting deposits from the general public and using such deposits, together with funds, to make primarily consumer and commercial loans. The Bank makes secured personal, automobile, home improvement, residential mortgage, commercial real estate, construction and commercial loans. The Bank also makes some unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest income from investments, interest income from its interest-bearing investments with other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums and branch occupancy and related expenses.

         As a North Carolina bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks, North Carolina Department of Commerce (the "Commissioner"). The Bank is further subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Bank are also subject to legislative changes from time to time. See "SUPERVISION AND REGULATION."

         The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

MARKET AREA

         The Bank has three offices in Durham, North Carolina, two offices in Raleigh, North Carolina, two offices in Charlotte, North Carolina, and one office in Winston-Salem, North Carolina. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2000, Durham had eleven commercial banks, and the Bank ranked approximately seventh in deposit size. Raleigh had 15 commercial banks, and the Bank ranked thirteenth in deposit size. The Bank ranked fifteenth in deposit size out of 15 commercial banks in Charlotte. There were twelve commercial banks in Winston-Salem, and the Bank ranked eleventh in deposit size.

LENDING ACTIVITIES

         GENERAL. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. Approximately 86.57% of the Bank's loan portfolio is secured by real property, 11.63% is secured by personal property, and 1.80% is unsecured. On December 31, 2000, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $2.6 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

         LOAN PORTFOLIO COMPOSITION. The Bank's consolidated net loan portfolio totaled approximately $114.9 million at December 31, 2000 representing 68.80% of the Bank's total assets. At December 31, 2000, approximately 19.98% of the Bank's net loan portfolio was composed of adjustable rate loans, and approximately 80.02% of the Bank's net loan portfolio was composed of fixed rate loans. At December 31, 2000, approximately

$7.7 million, or6.69%, of the Bank's net loan portfolio was composed of consumer loans. On such date, approximately $64.6 million, or 56.24%, of the Bank's net loan portfolio was composed of commercial loans and approximately $42.6 million, or 37.07%, consisted of real estate loans.

         ORIGINATION, PURCHASE AND SALE OF LOANS. The Bank originates its loans with the intention that they will be sold in the secondary market. Loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association ("FNMA"). The Bank originates loans which satisfy its underwriting requirements which are tailored for the local communities it serves. Accordingly, such loans are not readily saleable in the secondary market. Such loans could be sold only after incurring certain costs, such as costs for surveys and title insurance and/or discounting the purchase price.

         The Bank did not purchase or sell any loans in fiscal 2000 or 1999.

         ASSET CLASSIFICATION. Applicable regulations require each insured institution to "classify" its own assets on a regular basis. In addition, in connection with examinations of financial institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as "substandard," "doubtful" or "loss," depending on the presence of certain characteristics as discussed below.

         An asset is considered "substandard" if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

         As of December 31, 2000, the Bank had approximately $4.9 million of loans classified as "substandard," $5,800 of loans classified as "doubtful," and no loans classified as "loss." Total classified assets as of December 31, 2000 and 1999 were approximately $4.9 million and $3.3 million, respectively.

         In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 2000, the Bank had approximately $393,000 of loans in the "special mention" category.

         When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as "loss," it charges off the balance of the asset. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner which can order the establishment of additional loss allowances.

         ALLOWANCE FOR LOAN LOSSES. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

         Management actively monitors the Bank's asset quality, charges off loans against the allowance for loan losses when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

INVESTMENTS

         Interest income from investment securities generally provides the second largest source of income to the Bank after interest on loans. In addition, the Bank receives interest income from interest on federal funds invested overnight with other financial institutions.

         On December 31, 2000, the Bank's investment securities portfolio totaled approximately $31.0 million and consisted of U.S. Treasury and U.S. Government Agencies, corporate bonds and tax-exempt municipal obligations of states and political subdivisions.

         The Bank's investment strategy is intended, among other things, to (i) provide and maintain liquidity, (ii) maintain a balance of high quality, diversified investments to minimize risk, (iii) maximize returns, and (iv) manage interest rate risk. In terms of priorities, safety is considered more important than liquidity or return on investment. The Bank does not engage in hedging activities.

DEPOSITS AND BORROWINGS

         GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its Fed funds deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         DEPOSITS. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2000 and 1999, the Bank's deposits totaled approximately $135.1 million and $129.5 million, respectively.

         The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank's deposits traditionally have been obtained primarily from its market area. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area and it has no brokered deposits.

SUBSIDIARIES

         The Bank has one wholly-owned subsidiary, Realty Services, Inc. ("Realty Services"). Realty Services, a North Carolina corporation, is not active in producing income, but rather acquires and manages commercial properties for use as current or potential branch offices of the Bank. During the fiscal years ended December 31, 2000 and 1999, Realty Services' net income was $(9,432) and $(32,985), respectively. The financial statements of Realty Services are consolidated with those of the Bank.

COMPETITION

         The Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2000, the Bank had approximately 2.14% of the deposits market share in Durham, North Carolina, and less than one percent of the deposits market share in Raleigh, Charlotte and Winston-Salem, North Carolina.

EMPLOYEES

         As of December 31, 2000, the Bank had 87 full-time equivalent employees.

SUPERVISION AND REGULATION

         Bank holding companies and state savings banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

         REGULATION OF THE COMPANY

         GENERAL. The Company was organized for the purpose of acquiring and holding all of the capital stock of the Bank. As a bank holding company subject to the BHCA, the Company is subject to certain regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Also, see " - The Gramm-Leach-Bliley Act". The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve.

         Additionally, the BHCA prohibits the Company from engaging in, or acquiring ownership or control of, more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA does not place territorial restrictions on the activities of such non-banking related activities.

         Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Exchange Act or the acquiror will be the largest shareholder after the acquisition.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by either the Savings Association Insurance Fund (the "SAIF") or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         Federal regulations require that the Company must notify the Federal Reserve Bank of Richmond prior to repurchasing Common Stock in excess of ten percent of its net worth during a rolling twelve month period unless the Company
(i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks, (ii) received a one or two rating in its last examination, and (iii) is not the subject of any unresolved supervisory issues. As a result of the Company's ownership of the Bank, the Company is registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

         CAPITAL ADEQUACY GUIDELINES FOR HOLDING COMPANIES. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. For bank holding companies with less than $150 million in consolidated assets, the guidelines are applied on a bank-only basis unless the parent bank holding company (i) is engaged in nonbank activity involving significant leverage or (ii) has a significant amount of outstanding debt that is held by the general public.

         Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

         DIVIDEND AND REPURCHASE LIMITATIONS. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock for in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

         Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the

Company's receipt of dividends from the Bank. The Bank's ability to pay dividends is limited. See " -- Regulation of the Bank -- Dividends."

         FEDERAL SECURITIES LAW. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

REGULATION OF THE BANK

         Dividends. North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations). Based on its current financial condition, the Bank does not expect that this provision will have any impact on the Bank's ability to pay dividends.

         Capital Requirements. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2000.

         Deposit Insurance Assessments. The Bank is also subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by the BIF members such as the Bank shall be as specified in a schedule required to be issued by the FDIC. All FDIC deposits for deposit insurance have an effective rate ranging from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Based on the current financial condition and capital levels of the Bank, the Bank does not expect that the FDIC insurance assessments will have a material impact on the Bank's future earnings.

         Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below).
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

         Loans to One Borrower. The Bank is subject to the Commissioner's loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

         Limits on Rates Paid on Deposits and Brokered Deposits. Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew or roll-over such deposits without restriction, "adequately capitalized" depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew, or roll-over such deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the FDIC to implement the corrective action provisions discussed below.

         Only a "well capitalized" (as defined in the statute as significantly exceeding each relevant minimum capital level) depository institutions may accept brokered deposits without prior regulatory approval. "Adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions discussed below.

         Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2000, the Bank was in compliance with this requirement.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA") as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received an "outstanding" rating in its last CRA examination which was conducted during December 1997.

         Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

         The Gramm-Leach-Bliley Act.

         The Gramm-Leach-Bliley Act (the "GLB Act") was signed into law on November 12, 1999 to remove barriers separating banking, securities and insurance firms and to make other reforms. Certain provisions of the

GLB Act were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.

         Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act (the "CRA") examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

         National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking.

         State banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

         Functional Regulation. The GLB Act designates the Federal Reserve as the overall umbrella supervisor of the new financial services holding companies. The GLB Act adopts a system of functional regulation where the primary regulator is determined by the nature of activity rather than the type of institution. Under this principle, securities activities are regulated by the SEC and other securities regulators, insurance activities by the state insurance authorities, and banking activities by the appropriate banking regulator.

         Insurance. The GLB Act reaffirms that states are the regulators for insurance activities of all persons, including acting as the functional regulator for the insurance activities of federally-chartered banks. However, states may not prevent depository institutions and their affiliates from conducting insurance activities.

         Privacy. The GLB Act imposes restrictions on the ability of financial services firms to share customer information with nonaffiliated third parties. The GLB Act: (i) requires financial services firms to establish privacy policies and disclose them annually to customers, explaining how nonpublic personal information is shared with affiliates and third parties; (ii) directs regulatory agencies to adopt standards for sharing customer information; (iii) permits customers to prohibit ("opt-out") of the disclosure of personal information to nonaffiliated third parties; (iv) prohibits the sharing with marketers of credit card and other account numbers; and, (v) prohibits "pretext" calling. The privacy provisions do allow, however, a community bank to share information with third parties that sell financial products, such as insurance companies or securities firms. The privacy provisions became effective November 2000, with full compliance required by July 1, 2001.

         Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. Also, the GLB Act obligates operators of automated teller machines ("ATMs") to provide notices to customers regarding surcharge practices. The GLB Act provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

         Other. The federal banking agencies, including the FDIC, have developed joint regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. Additional joint regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards where such compensation would endanger the insured depository institution or would constitute an unsafe practice.

         The Bank is subject to examination by the FDIC and the Commissioner. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured North Carolina commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

         Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

         The Bank does not believe that these regulations have had or will have a material adverse effect on its current operations.

         Taxation.

         Federal Income Taxation. Financial institutions such as the Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code") in the same general manner as other corporations. However, banks which meet certain definitional tests and other conditions prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The Bank may compute its addition to the bad debt reserve under the specific charge-off method or the reserve method. Under the reserve method, the addition to bad debts from losses on loans is computed by use of the experience method. Use of the experience method requires minimum additions to the reserve based on the amount allowable under a six-year moving average. The Code also provides annual limits on the amount the Bank can add to its reserves for loan losses.

         State Taxation. Under North Carolina law, the Bank is subject to corporate income taxes at a 7.25% rate and an annual franchise tax at a rate of 0.15%.

         Future Requirements. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions are introduced regularly. The Bank cannot predict whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Bank may be affected by such statute or regulation.

ITEM 2.           DESCRIPTION OF PROPERTY

         At December 31, 2000, the Bank conducted its business from the headquarters office in Durham, North Carolina, and its eight branch offices in Durham, Raleigh, Charlotte and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank's properties as of December 31, 2000. Unless indicated otherwise, all properties are held in fee by the Bank or Realty Services. Rentals paid by the Bank under leases totaled $47,709 for the fiscal year ended December 31, 2000.

                                                            NET BOOK
                                                            VALUE OF
          ADDRESS                                           PROPERTY
          -------                                           --------
            Main Banking Office                             $  3,607
            116 West Parrish Street
            Durham, North Carolina (Leased)

            Corporate Office                               3,284,959
            2634 Chapel Hill Boulevard
            Durham, North Carolina

            Mutual Plaza                                           0
            Durham, North Carolina (Leased)

            2705 Chapel Hill Boulevard                       337,320
            Durham, North Carolina
            13 East Hargett Street                            77,792
            Raleigh, North Carolina
            1824 Rock Quarry Road                             95,459
            Raleigh, North Carolina (Lease Land Only)
            2101 Beatties Ford Road                          195,988
            Charlotte, North Carolina
            101 Beatties Ford Road                            36,570
            Charlotte, North Carolina
            770 Martin Luther King Drive                     522,555
            Winston-Salem, North Carolina


The total net book value of the Bank's furniture, fixtures and equipment on December 31, 2000 was $780,391. All properties are considered by the Bank's management to be in good condition and adequately covered by insurance.

ITEM 3.           LEGAL PROCEEDINGS

         In the opinion of management, the Bank is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Bank's shareholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this Item is set forth under the section captioned "Market for the Company's Common Equity and Related Shareholder Matters" on page 16 of the Annual Report, which section is incorporated herein by reference. See "Item 1. BUSINESS--Supervision and Regulation--The Company" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 17 of the Annual Report, which section is incorporated herein by reference.


ITEM 7.           FINANCIAL STATEMENTS

         The consolidated financial statements of the Company and supplementary data set forth on pages 18 through 34 of the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees for Election at this Annual Meeting" on pages 13and 14 of the Proxy Statement and "Executive Officers" on pages 4 and 5 of the Proxy Statement, which sections are incorporated herein by reference.

         The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 14 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is set forth under the sections captioned "Board of Directors and Its Committees - How Are Directors Compensated?" on page 6 and "Executive Compensation" on pages 7 through 13 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the section captioned "Stock Ownership" on pages 3 and 4 of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section captioned "Executive Compensation - Indebtedness of and Transactions with Management" on page 13 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a)1 Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

              (a)  Independent Auditors' Report

              (b) Consolidated Statements of Condition as of December 31, 2000 and 1999

              (c) Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

              (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

              (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

              (f)  Notes to Consolidated Financial Statements

13(a)2        Financial Consolidated Statement Schedules

              All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

13(a)3        Exhibits

              Exhibit (3)(i)   Articles of Incorporation of M&F Bancorp, Inc.,
                               incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended

                               September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999

              Exhibit (3)(ii)  Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999

              Exhibit (4)      Specimen Stock Certificate

              Exhibit (10)(a)  Employment Agreement between Mechanics and
                               Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 9, 2000

              Exhibit (10)(b)  Retention Bonus Agreement between Mechanics and
                               Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999

              Exhibit (10)(c)  Retention Bonus Agreement between Mechanics and
                               Farmers Bank and Walter D. Harrington
                               incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999

              Exhibit (10)(d)  Retention Bonus Agreement between Mechanics and
                               Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November, 1999

              Exhibit (10)(e)  Retention Bonus Agreement between Mechanics and
                               Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November, 1999

              Exhibit (11)     Statement regarding Computation of Per Share
                               Earnings

              Exhibit (13)     M&F Bancorp, Inc. 2000 Annual Report to
                               Stockholders

              Exhibit (21)     Subsidiaries of M&F Bancorp, Inc.

              Exhibit (23)     Consent of Deloitte & Touche LLP

13(b) The Company filed a report on Form 8-K on October 3, 2000, announcing the retirement of Julia W. Taylor as President and Chief Executive Officer of the Company on September 30, 2000 and the appointment of Lee Johnson, Jr. as President of the Company effective October 1, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               M&F Bancorp, Inc.
                                               (Registrant)


                                               By:       /S/ LEE JOHNSON, JR.
                                                        ---------------------
                                                        Lee Johnson, Jr.
                                                        President

                                               Date:    MARCH 27, 2001
                                                        ------------------




         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  SIGNATURE                       TITLE                             DATE
  ---------                       -----                             ----

 /S/ LEE JOHNSON, JR.           President                      March 27, 2001
--------------------           (Principal Executive Officer)   --------------
Lee Johnson, Jr.

 /S/ FOHLIETTE BECOTE           Secretary and Treasurer        March 27, 2001
---------------------          (Principal Financial and        --------------
Fohliette Becote                Principal Accounting Officer)


 /S/ BENJAMIN S. RUFFIN         Director                       March 27, 2001
-----------------------                                        --------------
Benjamin S. Ruffin

 /S/ JOSEPH M. SANSOM           Director                       March 27, 2001
----------------------                                         --------------
Joseph M. Sansom

 /S/ AARON L. SPAULDING         Director                       March 27, 2001
-----------------------                                        --------------
Aaron L. Spaulding

 /S/ GENEVIA G. FULLBRIGHT      Director                       March 27, 2001
--------------------------                                     --------------
Genevia G. Fullbright

 /S/ MACEO K. SLOAN             Director                       March 27, 2001
-------------------------                                      --------------
Maceo K. Sloan

 /S/ JULIA W. TAYLOR            Director                       March 27, 2001
-------------------------                                      --------------
Julia W. Taylor

                           INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

Exhibit (4)           Specimen Stock Certificate

Exhibit (11)          Statement Regarding Computation of Per Share Earnings

Exhibit (13)          M&F Bancorp, Inc. 2000 Annual Report to Stockholders

Exhibit (21)          Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)          Consent of Deloitte & Touche LLP
                                       16