Form 10QSB
period 2001-03-31
M&F BANCORP INC /NC/
filed 2001-05-14
CIK 1094738

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF  1934

                  For the quarterly period ended March 31, 2001

                         Commission File Number 0-27307

                                M&F BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


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


                                 (919) 683-1521
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                 --------   --------

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                        Common Stock no par value 853,725
--------------------------------------------------------------------------------
                          Outstanding at April 18, 2001

           Transitional Small Business Disclosure Format (Check one):

                              Yes         No   X
                                 --------   --------

M&F BANCORP, INC.

INDEX

                                                                                                            Page
PART I.           FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31, 2000                    3

         Consolidated Condensed Statements of Income for the three months ended March 31,                    4
         2001 and March 31, 2000

         Consolidated Condensed Statements of Shareholders' Equity for the three months                      5
         ended March 31, 2001 and March 31, 2000

         Consolidated Condensed Statements of Cash flows for the three months ended March 31,                6
         2001 and March 31, 2000

         Notes to Consolidated Condensed Financial Statements                                                7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results                    8
                  of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                         12

Item 2.           Changes in Securities                                                                     12

Item 3.           Defaults Upon Senior Securities                                                           12

Item 4.           Submission of Matters to a Vote of Security Holders                                    12-13

Item 5.           Other Information                                                                         13

Item 6.           Exhibits and Reports on Form 8-K                                                          13

Signature Page                                                                                              14

Exhibit 27                                                                                                  15

                          PART I: FINANCIAL INFORMATION
                           ITEM 1 Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                 (in thousands)


                                                                         March 31, 2001                       December 31, 2000
ASSETS                                                                           (unaudited)

Cash and due from financial institutions                                              $5,909                            $ 2,982
Interest-earning deposits in financial institutions                                   17,594                              7,617
Federal funds sold
                                                                                                                          5,000
         Cash and cash equivalents                                                    23,503                             15,599
         Securities available for sale                                                27,148                             29,632
         Securities held to maturity                                                   1,412                              1,412

Loans:
         Commercial, financial and agricultural loans                                 64,655                             64,639
         Real estate -construction loans                                               8,022                              8,485
         Real Estate-mortgage loans                                                   36,155                             34,112
         Installment loans to individuals                                              5,231                              7,690
                                                                                       -----                              -----
                  Total Loans                                                        114,063                            114,926
         Unearned income                                                                 360                                373
         Allowance for loan losses                                                     1,862                              1,748
                                                                                       -----                              -----
                  Net Loans                                                          111,866                            112,805
Bank premises and  equipment, net                                                      5,331                              5,391
Other assets                                                                           2,599                              2,122
                                                                                       -----                              -----
TOTAL ASSETS                                                                       $ 171,834                          $ 166,961

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
         Interest-bearing deposits                                                    29,920                             29,984
         Noninterest-bearing deposits                                                110,161                            105,162

                  Total Deposits                                                     140,081                            135,146
         Other borrowings                                                             11,890                             11,895
         Other  liabilities                                                            1,981                              2,213
                                                                                       -----                              -----
                  Total Liabilities                                                  153,952                            149,254


Shareholders' Equity:
         Common stock                                                                  5,998                              5,999

         Retained earnings                                                            11,144                             10,981
         Accumulated other comprehensive income                                          740                                727
                                                                                         ---                                ---
         Shareholders' Equity                                                         17,882                             17,706
                                                                                      ------                             ------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                           $ 171,834                          $ 166,961

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)


Three months ended:                                                March 31, 2001               March 31, 2000

Interest Income:
         Interest on loans                                                   $ 2,486                      $ 2,452
         Securities :
                  Taxable                                                        342                          372
                  Tax exempt                                                     108                          126
         Federal funds sold                                                        6                           17
         Other interest                                                          141                           37
                                                                                 ---                           --
Total Interest Income                                                        $ 3,083                      $ 3,004

Interest Expense:
         Interest-bearing demand                                                  30                           31
         Savings                                                                 313                          303
         Time deposits                                                           635                          508
         Interest on federal funds & borrowings                                  158                          116
                                                                                 ---                          ---
Total Interest Expense                                                       $ 1,136                        $ 958
                                                                             -------                        -----

Net Interest Income                                                            1,947                        2,046
         Provision for loan losses                                               134                           77
Net Interest Income After Provision for Loan Losses                            1,813                        1,969

Non-interest Income                                                              423                          355

Salaries & employee benefits                                                   1,104                        1,055
Other non-interest expense                                                       843                          792
                                                                                 ---                          ---

Income before Taxes                                                              289                          477
Income tax expense                                                                59                          155
                                                                                  --                          ---
Net Income                                                                     $ 230                        $ 322
                                                                               -----                        -----


Earnings per share common equivalent shares:
         Basic                                                                $ 0.27                       $ 0.38
         Diluted                                                              $ 0.27                       $ 0.38

Weighted average common shares outstanding:
         Basic                                                                   854                          854
         Diluted                                                                 854                          854

Dividends per share common:                                                      .08                          .08
---------------------------                                                      ---                          ---

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                               March 31, 2001                    March 31, 2000

       Beginning  Balance, January 1                                     17,706                           $16,299

             Net Income                                                     230                               322

      Other Comprehensive (Loss) Income                                      14                              (41)


      Dividends                                                            (68)                              (68)
                                                                           ----                              ----

      Ending  Balance, March 31                                         $17,882                           $16,512
                                                                        -------                           -------

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

Three months ended:                                                    March 31, 2001                  March 31, 2000

Cash flows from operating activities:
Net Income                                                                      $  230                             $  322
Adjustments  to  reconcile  net income to net cash from
operating activities:
         Provision for possible loan losses                                        134                                 77
         Provision for depreciation                                                105                                 98
         Deferred income taxes                                                      (9)                                67
         Loss on disposal of assets                                                 (8)                                 0
         Deferred loan fees                                                         13                                  8
         Income taxes receivable                                                   (14)                                19
         Interest Receivable                                                        94                                166
         Prepaid expenses and other assets                                        (224)                                19
         Accrued expenses and other
             liabilities                                                           375                                128
         Other                                                                     161                                 (4)
                                                                                 ------                            ------
Net cash from operating activities                                                 857                                900

Cash flows used in Investing Activities:
         Proceeds from sales and maturities of
           securities (AFS)                                                      3,500                              1,000
         Purchase of securities (AFS)                                           (2,112)                             (2000)
         Net increase (decrease) in loans                                          837                             (2,554)
         Purchase of premises and equipment                                        (45)                               (20)
                                                                                   ----                              ----

Net cash used in investing activities                                            2,180                             (3,756)

Net Cash Provided by (Used In) Financing Activities:
         Net decrease in demand and savings
             deposits                                                               85                                641
         Net increase in certificates of
             deposit                                                             4,850                                657
         Cash dividends                                                            (68)                               (68)
                                                                                   ----                              ----

Net cash provided by financing activities                                         4,867                             1,230

Net Decrease in Cash and Cash Equivalents                                         7,904                           (1,626)
Cash and Cash Equivalents at the Beginning
     of the Period                                                               15,599                            14,636
                                                                                 ------                            ------
Cash and Cash Equivalents at the End of the Period                             $ 23,503                          $ 13,010

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1. Basis of Presentation
The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Mechanics & Farmers Bank ("M&F Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included. M&F Bancorp, Inc. became the parent holding company of Mechanics & Farmers Bank on September 1, 1999; therefore, prior periods reflect the balances of M&F Bank and its subsidiary.

2. Investment Securities
The Company accounts for investment securities using Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Under SFAS 115, the accounting for investment securities held as an asset is dependent upon their classification as held to maturity, available for sale, or trading assets.

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

4. Earnings Per Share
Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended March 31, 2001 and March 31, 2000. The shares outstanding have been adjusted for a 3-for-2 stock split accounted for as a 50 percent stock dividend declared on December 14, 1999 to all shareholders of record as of December 14, 1999 payable on January 21, 2000, for all periods presented.

5. Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 2001 and March 31, 2000 the Company had the following capital level.

                                     Capital

                           Risk Based                  Tier 1               Tier 2      Required Capital
March 31, 2001                 16.47%                  14.75%               12.18%               6.00%
December 31, 2000              15.63%                  13.86%               11.82%               6.00%

6. Comprehensive Income
The Company applies the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") which requires the Company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

7. New Accounting Pronouncement
The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial statements.

8. Common Stock Cash Dividends
On March 27, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 20, 2001 payable April 13, 2001. The dividend reduced shareholders equity by $68,298.

9. Presentation
Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. It is intended to assist you in understanding the financial condition and the results of operations for the three months ended March 31, 2001 and 2000.

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

Financial Condition

Total assets increased 2.92 percent to $171,834,000 at March 31, 2001 from $166,961,000 at December 31, 2000. The investment portfolio balance (including FHLB stock) as of March 31, 2001 was $28,560,000 compared to $31,044,000 at December 31, 2000. Maturities and deposits were used to fund loan demand and satisfy liquidity needs. The investment portfolio can be liquidated to meet loan demand if necessary. Approximately 95 percent of the portfolio was classified as available-for-sale at March 31, 2001 and December 31, 2000. All securities purchased during 2001 and 2000 were classified in the available-for-sale category.

Net Loans decreased less than one percent from December 31, 2000. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

Deposits increased 3.65 percent to $140,081,000 at March 31, 2001 from $135,146,000 at December 31, 2000. Management believes that large deposit growth will be more difficult as customers continue to look for alternative investment opportunities with higher yields. As a result, the Company will continue to seek other sources of liquidity to meet loan demand.

Total shareholders' equity increased less than one percent to $17,882,000 on March 31, 2001 from $17,706,000 at December 31, 2000. The change in this account was due to year-to-date net income partially offset by dividends declared.

Results of Operations - Comparison for the three months ended March 31, 2001 and 2000

Net income for the three months ended March 31, 2001 decreased 28.57 percent to $230,000 compared with $322,000 for the same period in 2000. The Company increased the loan loss provision by 74.03 percent from $77,000 to $134,000. The increase was necessary due to increased loan volume and increased classified loans. The Company recognized an increase in interest expense compared to the same period in the prior year due to an increase in long-term debt outstanding and time deposits.

Non-performing assets and allowance for loan losses
The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The March 31, 2001 allowance for loan losses was 1,862,000 or 1.63 percent of total loans outstanding compared with $1,748,000 or 1.52 percent of total loans outstanding at December 31, 2000. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses. At October 1, 2000 the Company had a single loan totaling $2,485,000 to default. The loan had been restructured in the previous quarter. Management had already considered the loan in the calculation of the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table provides certain information regarding non-performing assets.

                                                                 03/31/01           12/31/00
                                                                   (Dollars in Thousand)
                                                                    --------------------
Non-Accruing Loans                                              $   2,855               2,795
Accruing Loans Delinquent 90 days or more                             694                 475
Foreclosed Assets                                                     163                 163
Restructured Loans                                                  1,048               1,329
                                                                    -----               -----
         Total Non-Performing Assets                              $ 4,760             $ 4,762

         Percentage of total assets                                 2.77%               2.85%


The level of non-performing assets impacts the Bank's need to boost reserves to cover potential loan losses. As non-performing assets decline, it has a favorable impact on earning assets and net interest income.

PART II
Other Information

ITEM 1.   Legal Proceedings:   Not applicable
ITEM 2.   Changes in Securities:   Not applicable
ITEM 3.   Defaults upon Senior Securities:   Not applicable
ITEM 4.   Submission of Matters to a Vote of Security Holders:  Not applicable
ITEM 5.   Other Information:  Not applicable
ITEM 6.   Exhibits and Report on Form 8-K

              13(a) Exhibits
                    Not applicable

              13(b) On February 9, 2001 the Company filed on Form 8-K the announcement that Julia W. Taylor would retire from the Board of Directors of M&F Bancorp, Inc. and that Ms. Taylor had asked that her name be withdrawn from nomination for the May 1, 2001 Annual Meeting of Shareholders. Additionally, the Company announced that Ms. Taylor asked not to be re-appointed to the Mechanics & Farmers Bank Board of Directors when directors are appointed on March 27, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
-----------------
   (Registrant)


Date: May 9, 2001



By:  /s/Lee Johnson Jr.
     -----------------------------
            Lee Johnson, Jr.
            President


Date: May  9, 2001


By:   /s/Fohliette W. Becote
     -----------------------------
            Fohliette W. Becote
            Treasurer