Form 10QSB
period 2001-06-30
M&F BANCORP INC /NC/
filed 2001-08-09
CIK 1094738

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                             Yes   X     No
                                --------   ------

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                        Common Stock no par value     853,725
--------------------------------------------------------------------------------
                          Outstanding at July 20, 2001

          Transitional Small Business Disclosure Format (Check one):
                         Yes           No      X
                             ---------    ------------
================================================================================

M&F BANCORP, INC.

INDEX
                                                                            Page
PART I.  FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 2001 and
         December 31, 2000                                                    3

         Consolidated Condensed Statements of Income and Comprehensive
         Income for the six months ended June 30, 2001 and June 30, 2000      4

         Consolidated Condensed Statements of Income and Comprehensive
         Income for the three months ended June 30, 2001 and
         June 30, 2000                                                        5

         Consolidated Condensed Statements of Shareholders' Equity for the
         six months ended June 30, 2001 and June 30, 2000                     6

         Consolidated Condensed Statements of Cash flows for the six months
         ended June 30, 2001 and June 30, 2000                                7

         Notes to Consolidated Condensed Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities                                               13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    13

Signature Page                                                               15

                          PART I: FINANCIAL INFORMATION
                           ITEM 1 Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                 (in thousands)

                                                                                June 30, 2001            December 31, 2000
                                                                                -------------            -----------------
                                                                                 (unaudited)
ASSETS
Cash and due from financial institutions                                          $  8,635                    $  2,982
Interest-earning deposits in financial institutions                                 15,808                       7,617
Federal funds sold                                                                                               5,000
                                                                                  --------                    --------
     Cash and cash equivalents                                                      24,443                      15,599
Securities available for sale                                                       28,508                      29,632
Securities held to maturity                                                          1,412                       1,412

Loans:
     Commercial, financial and agricultural loans                                   65,935                      64,639
     Real estate-construction loans                                                  6,577                       8,485
     Real Estate-mortgage loans                                                     35,809                      34,112
     Installment loans to individuals                                                7,476                       7,690
                                                                                  --------                    --------
          Total Loans                                                              115,797                     114,926
     Unearned income                                                                   363                         373
     Allowance for loan losses                                                       1,972                       1,748
                                                                                  --------                    --------
          Net Loans                                                                113,462                     112,805
Bank premises and equipment, net                                                     5,251                       5,391
Other assets                                                                         1,812                       2,122
                                                                                  --------                    --------
TOTAL ASSETS                                                                      $174,888                    $166,961
                                                                                  ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Noninterest-bearing deposits                                                   32,259                      29,984
     Interest-bearing deposits                                                     111,002                     105,162
                                                                                  --------                    --------
          Total Deposits                                                           143,261                     135,146
     Other borrowings                                                               11,885                      11,895
     Other liabilities                                                               1,748                       2,213
                                                                                  --------                    --------
          Total Liabilities                                                        156,894                     149,254

Shareholders' Equity:
     Common stock                                                                    5,999                       5,999
     Retained earnings                                                              11,237                      10,981
     Accumulated other comprehensive income                                            758                         727
                                                                                  --------                    --------
     Shareholders' Equity                                                           17,994                      17,707
                                                                                  --------                    --------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                          $174,888                    $166,961
                                                                                  ========                    ========

      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)
                      (in thousands, except per share data)


Six months ended:                                                              June 30, 2001         June 30, 2000
                                                                               -------------         -------------

Interest Income:
     Interest on loans                                                            $ 4,890               $ 4,976
     Securities:
          Taxable                                                                     676                   727
          Tax exempt                                                                  144                   244
     Federal funds sold                                                                 6                    28
     Other interest                                                                   260                    66
                                                                                  -------               -------
Total Interest Income                                                             $ 5,976               $ 6,041
                                                                                  -------               -------

Interest Expense:

     Interest on deposits                                                           1,983                 1,699
     Interest on other borrowings                                                     315                   257
                                                                                  -------               -------
Total Interest Expense                                                            $ 2,298               $ 1,956
                                                                                  -------               -------

Net Interest Income                                                                 3,678                 4,085
     Provision for loan losses                                                        272                   210
                                                                                  -------               -------
Net Interest Income After Provision for Loan Losses                                 3,406                 3,875

Non-interest Income                                                                   996                   733
Salaries & employee benefits                                                        2,228                 2,221
Other non-interest expense                                                          1,656                 1,641
                                                                                  -------               -------
Income before Taxes                                                                   518                   746
Income tax expense                                                                    127                   174
                                                                                  -------               -------
Net Income                                                                        $   391               $   572
                                                                                  -------               -------

Other Comprehensive (loss) income, net of tax                                          32                   (84)
                                                                                  -------               -------
Comprehensive Income                                                              $   423               $   488
                                                                                  =======               =======

Net Income per share:
     Basic                                                                        $  0.46               $  0.67
     Diluted                                                                      $  0.46               $  0.67

Weighted average common shares outstanding:
     Basic                                                                            854                   854
     Diluted                                                                          854                   854

Dividends per share common:                                                           .16                   .16


      CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)
                      (in thousands, except per share data)


Three months ended:                                                            June 30, 2001         June 30, 2000
                                                                               -------------         -------------
Interest Income:
     Interest on loans                                                            $ 2,404               $ 2,524
     Securities:
          Taxable                                                                     344                   355
          Tax exempt                                                                   36                   118
     Federal funds sold                                                                 0                    11
     Other interest                                                                   119                    29
                                                                                  -------               -------
Total Interest Income                                                             $ 2,903               $ 3,037

Interest Expense:

     Interest on deposits                                                           1,005                   857
     Interest on other borrowings                                                     157                   141
                                                                                  -------               -------
Total Interest Expense                                                            $ 1,162               $   998

Net Interest Income                                                                 1,741                 2,039
     Provision for loan losses                                                        138                   133
                                                                                  -------               -------
Net Interest Income After Provision for Loan Losses                                 1,603                 1,906

Non-interest Income                                                                   573                   378
Salaries & employee benefits                                                        1,124                 1,166
Other non-interest expense                                                            822                   841
                                                                                  -------               -------

Income before Taxes                                                                   230                   277
Income tax expense                                                                     68                    27
                                                                                  -------               -------
Net Income                                                                        $   162               $   250
                                                                                  -------               -------
Other comprehensive (loss) income, net of tax                                          18                   (43)
                                                                                  -------               -------
Comprehensive Income                                                              $   180               $   207
                                                                                  =======               =======
Net Income per share:
     Basic                                                                        $  0.19               $  0.29
     Diluted                                                                      $  0.19               $  0.29
Weighted average common shares outstanding:
     Basic                                                                            854                   854
     Diluted                                                                          854                   854

Dividends per share common:                                                           .08                   .08

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                               June 30, 2001         June 30, 2000
                                                                               -------------         -------------

Beginning Balance, January 1                                                      $17,707               $16,299

  Net Income                                                                          391                   572

Other Comprehensive (Loss) Income                                                      32                   (84)

Dividends                                                                            (136)                 (136)
                                                                                  -------               -------

Ending Balance, June 30                                                           $17,994               $16,651
                                                                                  =======               =======

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)


Six months ended:                                                              June 30, 2001         June 30, 2000
                                                                               -------------         -------------

Cash flows from operating activities:
Net Income                                                                       $    391              $    572
Adjustments to reconcile net income to net cash from operating activities:
     Provision for possible loan losses                                               271                   210
     Provision for depreciation                                                       212                   203
     Deferred income taxes provision (benefit)                                       (229)                  174
     Gain on disposal of assets                                                      (178)                    0
     Deferred loan fees                                                                10                    41
     Income taxes receivable                                                           70                     0
     Interest Receivable                                                              153                    76
     Prepaid expenses and other assets                                                 56                    84
     Accrued expenses and other liabilities                                            33                    81
     Other                                                                           (624)                   30
                                                                                 --------              --------
Net cash from operating activities                                                    165                 1,471

Cash flows (used in) provided by Investing Activities:
     Proceeds from sales and maturities of securities (AFS)                         5,500                 1,000
     Purchase of securities (AFS)                                                  (5,612)               (2,000)
     Net increase (decrease) in loans                                                 874                (5,760)
     Purchase of premises and equipment                                               (62)                 (392)
                                                                                 --------              --------
Net cash (used in) provided by investing activities                                   700                (7,152)

Net cash provided by (used in) Financing Activities:
     Net increase (decrease) in demand and savings deposits                         4,069                (1,114)
     Net decrease in certificates of deposit                                        4,046                 1,374
     Cash dividends                                                                  (136)                 (136)
                                                                                 --------              --------
Net cash provided by financing activities                                           7,979                   124

Net Increase (decrease) in Cash and Cash Equivalents                                8,844                (5,557)
Cash and Cash Equivalents at the Beginning of the Period                           15,599                14,636
                                                                                 --------              --------
Cash and Cash Equivalents at the End of the Period                               $ 24,443              $  9,079
                                                                                 ========              ========

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

4.   Net Income Per Share

Net Income per share are calculated on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended June 30, 2001 and June 30, 2000.

5.   Regulatory Capital Requirements

M&F Bank is subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of June 30, 2001 and June 30, 2000 M&F Bank had the following capital level.

                                 Capital
                       ----------------------------
                       Risk Based   Tier 1   Tier 2   Required Capital
                       ----------   ------   ------   ----------------
June 30, 2001             16.11%    14.35%   11.86%         6.00%
December 31, 2000         15.63%    13.86%   11.82%         6.00%

On June 27, 2001, M&F Bank transferred $500,000 from its capital to the Company to allow the Company explore business opportunities.

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

7.   New Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 on January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial statements.

8.   Common Stock Cash Dividends

On March 27, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 20, 2001 payable April 13, 2001. The dividend reduced shareholders equity by $68,298. On June 26, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on June 19, 2001. The dividend reduced equity by $68,298.

9.   Presentation

Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

10.  Subsequent Event

On July 5, 2001, the Company liquidated a defaulted loan in a foreclosure sale for $1,965,000 resulting in a loss of $489,823. The loss has been previously reserved and included in the loan loss reserves.


ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. It is intended to assist you in understanding the financial condition and the results of operations for the three months and six months ended June 30, 2001 and 2000.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased 4.75 percent to $174,888,000 at June 30, 2001 from $166,961,000 at December 31, 2000. The investment portfolio balance (including FHLB stock) as of June 30, 2001 was $29,920,000 compared to $31,044,000 at December 31, 2000. Maturities and deposits were used to fund loan demand and satisfy liquidity needs. The investment portfolio can be liquidated to meet loan demand if necessary. Approximately 95 percent of the portfolio was classified as available-for-sale at June 30, 2001 and December 31, 2000. All securities purchased during 2001 and 2000 were classified in the available-for-sale category. The average yield on the securities portfolio was 5.48 for the six months ended June 30, 2001 percent compared to 6.26 percent for the same period for the prior year. Interest-earning deposits held at financial institutions increased 107.54 percent to $15,808,000 compared to $7,617,000 at December 31, 2000.

Net Loans increased less than one percent from December 31, 2000. The average yield on the loan portfolio was 8.45 percent for the six months ended June 30, 2001 compared to 8.66 percent at December 31, 2000. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the area of commercial loans, which are primarily secured by real estate.

Deposits increased 6.00 percent to $143,261,000 at June 30, 2001 from $135,146,000 at December 31, 2000. The percentage of interest-bearing accounts to total accounts decreased to 77.48 percent compared to 82.99 percent at June 30, 2001 and December 31, 2000, respectively. The average interest rate on deposits increased to 3.57 percent from 3.23 from December 31, 2000 to June 30, 2001. Management believes that large deposit growth will be more difficult as customers continue to look for alternative investment opportunities with higher yields. As a result, the Company will continue to evaluate other sources of liquidity to meet loan demand if necessary.

Total shareholders' equity increased 1.62 percent to $17,994,000 on June 30, 2001 from $17,707,000 at December 31, 2000. The change was due to year-to-date net income partially offset by dividends declared.

Results of Operations - Comparison for the six months and three months ended June 30, 2001 and 2000

Net income decreased 31.65 percent to $391,000 for the six months ended June 30, 2001 compared with $572,000 for the same period in 2000. The Company has experienced a 9.96 percent decrease in the net interest margin as a result of the declining interest rates. Deposit growth has greatly exceeded loan growth for the year which has also impacted the net interest margin. The deposit growth has been invested in liquid assets to meet anticipated loan demand which provide a lower rate of return than loans. Noninterest income for the period was $996,000 compared to the $733,000. The increase resulted from increased rental income for the corporate facility (currently 100% occupancy of tenant space compared to approximately 60% for the prior year).

Net income for the three months ended June 30, 2001 decreased 35.2 percent to $162,000 compared with $250,000 for the same period in 2000. The Company's earnings for the three months ended June 30, 2001 continued to be adversely impacted by the reduction in interest rates and loan growth. The net interest margin decreased by 14.61 percent compared the same period for the prior year. Management plans to increase marketing efforts with expanded advertising and increased product promotions. Noninterest income for the period was $573,000 compared to $378,000 for the same period in the prior year. The increase was attributed to increased rental income from tenant space.

Non-performing assets and allowance for loan losses The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The June 30, 2001 allowance for loan losses was 1,972,000 or 1.70 percent of total loans outstanding compared with $1,748,000 or 1.52 percent of total loans outstanding at December 31, 2000. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses. At October 1, 2000 the Company had a loan of $2,485,000 in default. In the quarter preceding the default, the loan had been restructured. At June 30, 2001 the loan remained in default. On July 5, 2001, the Company liquidated a defaulted loan in a foreclosure sale for $1,965,000 resulting in a loss of $489,823. The loss has been previously reserved and included in the loan loss reserves.

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

                                              06/30/01    12/31/00
                                             (Dollars in Thousands)
                                             ----------------------
Non-Accruing Loans                           $   3,297       2,795
Accruing Loans Delinquent 90 days or more          458         475
Foreclosed Assets                                  112         163
Restructured Loans                               1,236       1,329
                                             ---------   ---------
 Total Non-Performing Assets                 $   5,103   $   4,762
                                             =========   =========
 Percentage of total assets                       2.92%       2.85%

The level of non-performing assets impacts the Company's need to maintain reserves adequate to cover loan losses in the existing portfolio. As non-performing assets decline, it has a favorable impact on earning assets and net interest income.

PART II
Other Information

ITEM 1.   Legal Proceedings:    Not applicable
ITEM 2.   Changes in Securities:    Not applicable
ITEM 3.   Defaults upon Senior Securities:    Not applicable
ITEM 4.   Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Stockholders held on May 1, 2001 was held to vote on the following:

1. Elect six (6) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2002. The following six directors were elected:


   Director                  Votes in Favor  Votes Withheld
   ------------------------  --------------  --------------
   Lee Johnson, Jr.              608,418           0
   B.S. Ruffin                   608,418           0
   J.M. Sansom                   608,418           0
   A.L. Spaulding                608,418           0
   G.G. Fulbright                608,418           0
   M.K. Sloan                    608,332          72


2. To ratify the selection of Deloitte & Touche, LLP as the independent auditor for the M&F Bancorp, Inc. for the fiscal year ending December 31, 2001.

   608,404 votes in favor    0  votes against    0  abstentions

ITEM 5.   Other Information:    Not applicable
ITEM 6.   Exhibits and Report on Form 8-K

          (c) Exhibits

          Exhibit (3)(i) Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

          Exhibit (3)(ii) Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

          Exhibit (4) Specimen Stock Certificate incorporated by reference to Exhibit (4) to the Form 10-KSB40 for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

         Exhibit (10)(a) Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10(a) to the Form 10-QSB for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 9, 2000.

       Exhibit (10)(b) Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10(b) to the Form 10_QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

       Exhibit (10)(c) Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by references to Exhibit 10(c) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

       Exhibit (10)(d) Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellars incorporated by reference to Exhibit 10(d) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

       Exhibit (10)(e) Retention Bonus Agreement Between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10(e) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.


       (b) Reports on Form 8-K

       On May 1, 2001 the Company filed a report on Form 8-K to announce that Benjamin S. Ruffin had been elected as Chairman of the Board and Joseph M. Sansom had been elected as Vice Chairman. It was further announced that Lee Johnson, Jr., would serve as President/Chief Executive Officer, effective May 1, 2001. Mr. Johnson formerly served as President/Chief Operating Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
-----------------
(Registrant)


Date: August 7, 2001



By:  /s/Lee Johnson Jr.
     ------------------------------------
        Lee Johnson, Jr.
        President/Chief Executive Officer


Date: August 7, 2001


By:  /s/Fohliette W. Becote
     ------------------------------------
        Fohliette W. Becote
        Secretary/Treasurer