Form 10QSB
period 2001-09-30
M&F BANCORP INC /NC/
filed 2001-11-14
CIK 1094738

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                           Yes ___X____  No _______
                                  -

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                       Common Stock no par value 853,725
--------------------------------------------------------------------------------
                        Outstanding at October 19, 2001

          Transitional Small Business Disclosure Format (Check one):
                       Yes ___________ No ______X_______
                                                -

M&F BANCORP, INC.

INDEX
                                                                                                          Page
PART I.           FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 2001 and December 31, 2000                3

         Consolidated Condensed Statements of Income and Comprehensive Income
         for the nine months ended September 30, 2001 and September 30, 2000                                 4

         Consolidated Condensed Statements of Income and Comprehensive Income
         for the three months ended September 30, 2001 and September 30, 2000                                5

         Consolidated Condensed Statements of Shareholders' Equity for the nine months
         ended September 30, 2001 and September 30, 2000                                                     6

         Consolidated Condensed Statements of Cash flows for the nine months ended
         September 30, 2001 and September 30, 2000                                                           7

         Notes to Consolidated Condensed Financial Statements                                                8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                                9

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                                                           12

Item 2.         Changes in Securities                                                                       12

Item 3.         Defaults Upon Senior Securities                                                             12

Item 4.         Submission of Matters to a Vote of Security Holders                                         12

Item 5.         Other Information                                                                           12

Item 6.         Exhibits and Reports on Form 8-K                                                            12

Signature Page                                                                                              12

                         PART I: FINANCIAL INFORMATION
                          ITEM 1 Financial Statements
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                (in thousands)

                                                                         September 30, 2001             December 31, 2000
ASSETS                                                                       (unaudited)
Cash and due from financial institutions                                    $          4,709                $         2,982
Interest-earning deposits in financial institutions                                    5,481                          7,617
Federal funds sold
                                                                                                                      5,000
                                                                         -------------------            -------------------
         Cash and cash equivalents                                                    10,190                         15,599
Securities available for sale                                                         29,602                         29,632
Securities held to maturity                                                            1,412                          1,412

Loans:
         Commercial, financial and agricultural loans                                 63,862                         64,639
         Real estate -construction loans                                               3,904                          8,485
         Real Estate-mortgage loans                                                   41,710                         34,112
         Installment loans to individuals                                              7,344                          7,690
                                                                         -------------------            -------------------
                  Total Loans                                                        116,820                        114,926
         Unearned income                                                                 386                            373
         Allowance for loan losses                                                     1,590                          1,748
                                                                         -------------------            -------------------
                  Net Loans                                                          114,844                        112,805
Bank premises and  equipment, net                                                      5,216                          5,391
Other assets                                                                           1,797                          2,122
                                                                         -------------------            -------------------
TOTAL ASSETS                                                                $        163,061                $       166,961
                                                                         ===================            ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
         Noninterest-bearing deposits                                                 25,185                         29,984
         Interest-bearing deposits                                                   105,815                        105,162
                                                                         -------------------            -------------------
                  Total Deposits                                                     131,000                        135,146
         Other borrowings                                                             11,880                         11,895
         Other  liabilities                                                            1,823                          2,213
                                                                         -------------------            -------------------
                  Total Liabilities                                                  144,703                        149,254

Shareholders' Equity:
         Common stock                                                                  5,999                          5,999
         Retained earnings                                                            11,427                         10,981
         Accumulated other comprehensive income                                          932                            727
                                                                         -------------------            -------------------
         Shareholders' Equity                                                         18,358                         17,707
                                                                         -------------------            -------------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                    $        163,061                $       166,961
                                                                         ===================            ===================

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
                     (in thousands, except per share data)


                                                                                          September 30
Nine months ended:                                                             2001                         2000
Interest income:
         Interest on loans                                                   $ 7,278                      $ 7,476
         Securities:
                  Taxable                                                        867                        1,108
                  Tax exempt                                                     321                          350
         Federal funds sold                                                        2                           28
         Other interest                                                          330                           91
                                                                --------------------        ---------------------
Total interest income                                                        $ 8,798                      $ 9,053
                                                                --------------------        ---------------------

Interest expense:

         Interest on deposits                                                  2,907                        2,605
         Interest on other borrowings                                            453                          407
                                                                --------------------        ---------------------
Total interest expense                                                       $ 3,360                      $ 3,012

                                                                --------------------        ---------------------
Net interest income                                                            5,438                        6,041
         Provision for loan losses                                               419                          344
                                                                --------------------        ---------------------
Net interest income after provision for loan losses                            5,019                        5,697

Non-interest income                                                            1,454                        1,092
Salaries & employee benefits                                                   3,257                        3,241
Other non-interest expense                                                     2,351                        2,396
                                                                --------------------        ---------------------
Income before taxes                                                              865                        1,152
Income tax expense                                                               216                          297
                                                                --------------------        ---------------------
Net income                                                                   $   649                      $   855
                                                                --------------------        ---------------------

Other comprehensive  income, net of tax                                          207                          381

                                                                --------------------        ---------------------
Comprehensive income                                                         $   856                      $ 1,236
                                                                ====================        =====================

Net income per share:
         Basic                                                               $  0.76                      $  1.00
         Diluted                                                             $  0.76                      $  1.00

Weighted average common shares outstanding:
         Basic
         Diluted                                                                 854                          854
                                                                                 854                          854
Dividends per share common:
                                                                                 .24                          .24


     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (unaudited)
                     (in thousands, except per share data)



                                                                                            September 30
Three months ended:                                                             2001                        2000
Interest income:
         Interest on loans                                                   $ 2,388                      $ 2,500
         Securities:
                  Taxable                                                        262                          381
                  Tax exempt                                                     106                          106
         Federal funds sold                                                       (4)                           0
         Other interest                                                           70                           25
                                                                --------------------        ---------------------
Total interest income                                                        $ 2,822                      $ 3,012

Interest expense:
         Interest on deposits                                                    924                          906
         Interest on other borrowings                                            138                          150
                                                                --------------------       ----------------------
Total interest expense                                                       $ 1,062                      $ 1,056

Net interest income                                                            1,760                        1,956
         Provision for loan losses                                               147                          134
                                                                --------------------       ----------------------
Net interest income after provision for loan losses                            1,613                        1,822

Non-interest income                                                              458                          359

Salaries & employee benefits                                                   1,029                        1,020

Other non-interest expense                                                       696                          755
                                                                --------------------       ----------------------

Income before taxes                                                              346                          406
Income tax expense                                                                89                          123
                                                                --------------------       ----------------------
Net Income                                                                   $   257                      $   283
                                                                --------------------       ----------------------

Other comprehensive  income, net of tax                                          175                          424

                                                                --------------------       ----------------------
Comprehensive income                                                         $   432                      $   707

                                                                ====================       ======================
Net Income per share:
         Basic                                                               $  0.30                      $  0.33
         Diluted                                                             $  0.30                      $  0.33

Weighted average common shares outstanding:
         Basic
         Diluted                                                                 854                          854
                                                                                 854                          854
Dividends per share common:
                                                                                 .08                          .08

           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (unaudited)
                                (in thousands)


                                                                                        September 30
      Nine months ended:                                                   2001                              2000
       Beginning balance, January 1                                      17,707                        $   16,299

             Net income                                                     649                               855

      Other comprehensive income                                            207                               381


      Dividends                                                            (205)                             (205)
                                                           --------------------             ---------------------

      Ending balance, September 30                                   $   18,358                        $   17,330
                                                           ====================             =====================

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                     (in thousands, except per share data)

                                                                               September 30
Nine months ended:                                                                 2001                       2000
Cash flows from operating activities:
Net income                                                            $             649          $             855
Adjustments  to  reconcile  net income to net cash from
operating activities:
         Provision for possible loan losses                                         419                        344
         Provision for depreciation                                                 313                        309
         Deferred income tax benefit                                               (425)                       (42)
         Gain on disposal of assets                                                (188)                         0
         Deferred loan fees                                                          12                         50
         Income taxes receivable                                                    196                          0
         Interest Receivable                                                        124                        193
         Prepaid expenses and other assets                                          (88)                       (19)

         Accrued expenses and other liabilities                                     (36)                       219
         Other                                                                       45                        (24)
                                                                      -----------------          -----------------
Net cash from operating activities                                                1,021                      1,885

Cash flows (used in) provided by Investing Activities:
         Proceeds   from   sales  and   maturities   of                           8,662                      2,435
           securities (AFS)
         Purchase of securities (AFS)                                            (8,692)                    (2,000)
         Net increase in loans                                                   (1,941)                    (9,698)
         Purchase of premises and equipment                                        (107)                      (395)
                                                                      -----------------          -----------------
Net cash used in  investing activities                                           (2,078)                    (9,658)

Cash provided by (used in) financing activities:
         Net decrease in demand and savings deposits                             (7,393)                    (2,964)
         Net increase in certificates of deposit                                  3,246
                                                                                                             2,514
         Cash dividends                                                            (205)                      (205)
         Increase in borrowing                                                                               1,900
                                                                      -----------------          -----------------
Net cash (used by) provided by financing activities                              (4,352)                     1,245

Net decrease in cash and cash equivalents                                        (5,409)                    (6,528)
Cash and cash equivalents at the beginning of the period                         15,599                     14,636
                                                                      -----------------          -----------------
Cash and cash equivalents at the end of the period                    $          10,190          $           8,108
                                                                      =================          =================

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

The accounting policies followed are set forth in Note A to the Company's 2000 Annual Report to Shareholders on file with the Securities and Exchange Commission.


2.  Net Income Per Share
Net Income per share calculations are determined on the basis of the weighted-average number of common shares outstanding. There were no dilutive potential common shares outstanding for the periods ended September 30, 2001 and September 30, 2000.

3.  Regulatory Capital Requirements
M&F Bank is subject to various regulatory capital requirements administered by regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of September 30, 2001 and September 30, 2000 M&F Bank had the following capital levels.

                                     Capital

                           Risk Based                  Tier 1               Tier 2      Required Capital
September 30, 2001             16.00%                  14.26%               11.44%               6.00%
December 31, 2000              15.63%                  13.86%               11.82%               6.00%

On June 27, 2001, M&F Bank Board of Directors declared a dividend to transfer $500,000 from its capital to the Company to allow the Company to explore business opportunities.

6.

4.  New Accounting Pronouncement
The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") as amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These Statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. . The Company adopted SFAS 133 on January 1, 2001. The adoption of this standard did not have a material impact on the Company's financial statements.

5.  Common Stock Cash Dividends
On March 27, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 20, 2001 payable April 13, 2001. The dividend reduced shareholders equity by $68,298. On June 26, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on June 19, 2001. The dividend reduced equity by $68,298. On September 25, 2001, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on September 25, 2001. The dividend reduced equity by $68,298.

6.  Presentation
Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.




ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

General
The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. It is intended to assist you in understanding the financial condition and the results of operations for the three months and nine months ended September 30, 2001 and 2000.

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

Financial Condition

Total assets decreased 2.34 percent to $163,061,000 at September 30, 2001 from $166,961,000 at December 31, 2000. The investment portfolio balance (including FHLB stock) as of September 30, 2001 was $31,014,000 compared to $31,044,000 at December 31, 2000. The average yield on the securities portfolio was 5.11 percent for the nine months ended September 30, 2001 compared to 5.99 percent for the same period in 2000. Interest-earning deposits held at financial institutions decreased 28.04 percent to $5,481,000 compared to $7,617,000 at December 31, 2000.

Net loans increased 1.81 percent from December 31, 2000. The average yield on the loan portfolio was 8.44 percent at September 30, 2001 compared to 8.66 percent at December 31, 2000. Management continues to focus on increasing our adjustable rate loans in an effort to improve our interest rate sensitivity. This effort is normally achieved in the area of commercial loans, which are primarily secured by real estate.

Deposits decreased 3.07 percent to $131,000,000 at September 30, 2001 from $135,146,000 at December 31, 2000. The percentage of interest-bearing accounts to total accounts decreased to 80.78 percent from 82.99 percent at September 30, 2000 and increased from 77.81 percent at December 31, 2000. The average interest rate on deposits increased to 3.67 percent at September 30, 2001 from 3.23 percent at December 31, 2000 and 3.48 percent at September 30, 2000 due to an increase in time deposits compared to the same nine month period in 2000. Management believes that large deposit growth will be more difficult as customers continue to look for alternative investment opportunities with higher yields. As a result, the Company will continue to evaluate other sources of liquidity to meet loan demand, if necessary.

Total shareholders' equity increased 3.33 percent to $18,296,000 on September 30, 2001 from $17,707,000 at December 31, 2000. The change was due to year-to-date comprehensive income partially offset by dividends declared.

Results of Operations - Comparison for the nine months and three months ended September 30, 2001 and 2000

Net income decreased 24.09 percent to $649,000 for the nine months ended September 30, 2001 compared with $855,000 for the same period in 2000. The principal factor contributing to the decline in the net income was the decrease in the net interest income of approximately $603,000 for the nine months ended September 30, 2001 as compared with the same period in 2000. Noninterest income for the period increased $362,000 to $1,454,000 compared to the $1,092,000. The increase resulted from increased rental income for the corporate facility (currently 100% occupancy of tenant space compared to approximately 60% for the same period in the prior year).

Net income for the three months ended September 30, 2001 decreased 9.19 percent or $26,000 to $257,000 compared with $283,000 for the same period in 2000. The Company's earnings for the three months ended September 30, 2001 continued to be adversely impacted by the reduction in interest rates and minimal loan growth. With the decline in variable interest rate loans and new loans issued with lower yields, larger outstanding balances are needed to sustain the same level of interest income. The net interest margin decreased by 10.02 percent compared to the same period for the prior year. Management plans to increase marketing efforts with expanded advertising and increased product promotions. Noninterest income for the period was $458,000 compared to $359,000 for the same period in the prior year.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The September 30, 2001 allowance for loan losses was $1,590,000 or 1.37 percent of total loans outstanding compared with $1,748,000 or 1.52 percent of total loans outstanding at December 31, 2000. Management has considered non-performing assets and total classified assets in establishing the allowance for loan losses. On July 5, 2001, the Company sold the property securing an adversely classified loan in a foreclosure sale for total proceeds of $1,965,000 resulting in a loss of $489,823. The loss had been previously reserved and included in the allowance for loan losses.

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


                                                 09/30/01      12/31/00
                                                 (Dollars in Thousands)
                                                  ---------------------
Non-Accruing Loans                                $   693         2,795
Accruing Loans Delinquent 90 days or more             687           475
Foreclosed Assets                                     112           163
Restructured Loans                                    981         1,329
                                                  -------       -------
         Total Non-Performing Assets              $ 2,473       $ 4,762
                                                  =======       =======
         Percentage of total assets                  1.52%         2.85%


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

         Exhibit (10)(b) Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10(b) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

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

M&F Bancorp, Inc.
-----------------

   (Registrant)


Date: November 7, 2001



By:  /s/ Lee Johnson Jr.
    ---------------------------------------
          Lee Johnson, Jr.
          President/Chief Executive Officer


Date: November 7, 2001


By:  /s/ Fohliette W. Becote
    ---------------------------------------
          Fohliette W. Becote
          Secretary/Treasurer