Form 10KSB40
period 2001-12-31
M&F BANCORP INC /NC/
filed 2002-04-01
CIK 1094738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                          Commission file number 027307

                                M&F BANCORP, INC.
                            ------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            North Carolina                                       56-1980549
            ---------------                                      ----------
    (State or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       2634 Chapel Hill Blvd.
       Durham, North Carolina                                   27707-2800
       -----------------------                                  ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (919) 683-1521
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                   ------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $9,877,872 based on the closing
                                            -------------------------------
price of such common stock on March 15, 2002, which was $12.00 per share.
------------------------------------------------------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 853,725 shares of common stock,
                                                 ------------------------------
outstanding at March 15, 2002.
-----------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of M&F Bancorp, Inc. for the year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on April 30, 2002 (the "Proxy Statement"), are incorporated by reference into Part III.

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

     The Bank is a North Carolina-chartered bank and began operations in 1908. It is engaged primarily in the business of attracting deposits from the general public and using such deposits, together with other funds, to make consumer and commercial loans. The Bank makes secured personal, automobile, home improvement, residential mortgage, commercial real estate, construction and commercial loans. The Bank also makes some unsecured consumer loans. The Bank's primary source of revenue is interest income from its lending activities. The Bank's other major sources of revenue are interest and dividend income from investments, interest income from its interest-bearing investments with other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums and branch occupancy and related expenses.

     As a North Carolina-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and the Commissioner of Banks, North Carolina Department of Commerce (the "Commissioner"). The Bank is further subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Company and the Bank are also subject to legislative changes from time to time. See "SUPERVISION AND REGULATION."

     The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Market Area

     The Bank has three offices in Durham, North Carolina, two offices in Raleigh, North Carolina, two offices in Charlotte, North Carolina, and one office in Winston-Salem, North Carolina. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2001, Durham had 11 commercial banks, and the Bank ranked seventh in deposit size. Raleigh had 21 commercial banks, and the Bank ranked 15th in deposit size. The Bank ranked 15th in deposit size out of 19 commercial banks in Charlotte. There were 13 commercial banks in Winston-Salem, and the Bank ranked 12th in deposit size.

Lending Activities

     General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2001, approximately 85.9% of the Bank's loan portfolio was secured by real property, 12.4% was secured by personal property, and 1.7% was unsecured. On December 31, 2001, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $2.6 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loan Portfolio Composition. The Bank's consolidated gross loan portfolio totaled approximately $122.3 million at December 31, 2001 representing 72.8% of the Bank's total assets. At December 31, 2001, approximately 16.1% of the Bank's gross loan portfolio was composed of adjustable rate loans, and approximately 83.9% of the Bank's gross loan portfolio was composed of fixed rate loans. At December 31, 2001, approximately $7.4 million, or 6.1%, of the Bank's gross loan portfolio was composed of consumer loans. On such date, approximately $71.6 million, or 58.5%, of the Bank's gross loan portfolio was composed of commercial loans and approximately $43.3 million, or 35.4%, consisted of real estate loans.

     Origination, Purchase and Sale of Loans. Residential mortgage loans generally are now being originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, the Bank believes such loans are saleable in the secondary market. However, the Bank did not purchase or sell any loans in fiscal 2001 or 2000.

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

     As of December 31, 2001, the Bank had approximately $2.3 million of loans classified as "substandard," $160,000 of loans classified as "doubtful," and $45,500 loans classified as "loss." Total classified assets as of December 31, 2001 and 2000 were approximately $2.5 million and $4.9 million, respectively.

     In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 2001, the Bank had approximately $2.0 million of loans in the "special mention" category.

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

Investments

     Interest income from investment securities generally provides a significant source of income to the Bank. In addition, the Bank receives interest income from interest on federal funds invested overnight with other financial institutions.

     On December 31, 2001, the Bank's investment securities portfolio totaled approximately $30.3 million and consisted of U.S. Treasury and U.S. Government agency securities, corporate bonds, obligations of states and political subdivisions and equity securities.

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

     Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2001 and 2000, the Bank's deposits totaled approximately $135.4 million and $135.1 million, respectively.

     The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, interest-bearing and noninterest-bearing checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank's deposits traditionally have been obtained primarily from its market areas. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area and it has no brokered deposits.

Subsidiaries

     The Bank's wholly-owned subsidiary, Realty Services, Inc. ("Realty Services") was dissolved in May 2001, and all assets were transferred to the Bank. Realty Services, a North Carolina corporation, acquired and managed commercial properties for use as branch offices of the Bank. During the fiscal years ended December 31, 2001 and 2000, Realty Services had net losses of $169 and $9,432, respectively. The financial statements of Realty Services were consolidated with those of the Bank.

Competition

     The Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2001, the Bank's market share of the deposits in Durham, North Carolina was approximately 2.38%, and less than one percent in Raleigh, Charlotte and Winston-Salem, North Carolina.

Employees

     As of December 31, 2001, the Bank had 85 full-time equivalent employees.

Supervision and Regulation

     Bank holding companies and commercial banks are extensively regulated under both federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company, the Bank and any subsidiaries. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations which contain wide-ranging proposals for altering the structures, regulations and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

     General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank's total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

     As a result of the Company's ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

     Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve's capital adequacy guidelines are required to comply with the Federal Reserve's risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

     Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2001.

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

     Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company's receipt of dividends from the Bank.

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

     Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2001, the Bank was in compliance with this requirement.

     Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "outstanding" rating in its last CRA examination which was conducted during December 1997.

     Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Under the regulations, an institution is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating);
(B) "significantly undercapitalized" if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (C)) "critically undercapitalized" if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 or the acquiror will be the largest shareholder after the acquisition.

     Federal Securities Law. The Company has registered its Common Stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of such registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

     Financial Affiliations. Title I of the GLB Act facilitates affiliations among banks, securities firms and insurance companies. Financial organizations may structure new financial affiliations through a holding company structure, or a financial subsidiary (with limitations on activities and appropriate safeguards). A bank holding company may now qualify as a financial holding company and expand into a wide variety of services that are financial in nature, provided that its subsidiary depository institutions are well-managed, well-capitalized and have received a "satisfactory" rating on their last Community Reinvestment Act examination. A bank holding company which does not qualify as a financial holding company under the GLB Act is generally limited in the types of activities in which it may engage to those that the Federal Reserve had recognized as permissible for a bank holding company prior to the date of enactment of the GLB Act.

     National banks remain limited in the scope of activities they may exercise directly within the bank, but an eligible national bank may have a financial subsidiary that exercises many of the expanded financial services authorized for a financial holding company. A national bank cannot engage in merchant banking either directly or through a subsidiary, but a financial holding company is authorized to have an affiliate company that engages in merchant banking. State-chartered banks may have financial subsidiaries that, upon meeting eligibility criteria, can engage in activities permitted for financial subsidiaries of national banks.

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

     Other. The GLB Act reforms the Federal Home Loan Bank System to provide small banks with greater access to funds for making loans to small business and small farmers. Also, the GLB Act obligates operators of automated teller machines to provide notices to customers regarding surcharge practices. The GLB Act also provides that CRA agreements between financial institutions and community groups must be disclosed and reported to the public.

     Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators, and establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

ITEM 2. DESCRIPTION OF PROPERTY

     At December 31, 2001, the Company conducted its business from the headquarters office in Durham, North Carolina, and its eight branch offices in Durham, Raleigh, Charlotte and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank's properties as of December 31, 2001. Unless indicated otherwise, the Bank owns the properties. Rentals paid by the Bank under leases totaled $35,723 for the fiscal year ended December 31, 2001.

                                                                      Net Book
                                                                      Value of
       Address                                                        Property
       -------                                                       ----------

Main Banking Office                                                  $    3,218
116 West Parrish Street
Durham, North Carolina (Leased)

Corporate Office                                                      3,224,763
2634 Chapel Hill Boulevard
Durham, North Carolina

Mutual Plaza                                                                -0-
Durham, North Carolina (Leased)

2705 Chapel Hill Boulevard                                              328,707
Durham, North Carolina

13 East Hargett Street                                                   66,752
Raleigh, North Carolina

1824 Rock Quarry Road                                                    91,328
Raleigh, North Carolina (Lease Land Only)

2101 Beatties Ford Road                                                     796
Charlotte, North Carolina

101 Beatties Ford Road                                                  221,632
Charlotte, North Carolina

770 Martin Luther King Drive                                            498,109
Winston-Salem, North Carolina

The total net book value of the Company's furniture, fixtures and equipment on December 31, 2001 was $705,785. All properties are considered by management to be in good condition and adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, the Company is not involved in any pending legal proceedings other than routine, non-material proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is set forth under the section captioned "Shareholders' Equity and Dividends" on pages 19 and 20 of the Annual Report, which section is incorporated herein by reference. See "Item 1.
BUSINESS--Supervision and Regulation-Dividend and Repurchase Limitations" above for regulatory restrictions which limit the ability of the Company to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 21 of the Annual Report, which section is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company set forth on pages 22 through 41 of the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees for Election at this Annual Meeting" on pages 14 and 15 of the Proxy Statement and "Executive Officers" on pages 5 and 6 of the Proxy Statement, which sections are incorporated herein by reference.

     The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 16 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is set forth under the sections captioned "Board of Directors and Its Committees - How Are Directors Compensated?" on page 7 and "Executive Compensation" on pages 8 through 13 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the section captioned "Stock Ownership" on pages 3 through 5 of the Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section captioned "Executive Compensation - Indebtedness of and Transactions with Management" on pages 13 and 14 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

13(a)1 Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

     (a)  Independent Auditors' Report

     (b)  Consolidated Statements of Condition as of December 31, 2001 and 2000

     (c) Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

     (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

     (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

       Exhibit (4)            Specimen Stock Certificate, incorporated by
                              reference to Exhibit 4 to the Form 10-KSB for the
                              year ended December 31, 2000 filed with the
                              Securities and Exchange Commission on April 2,
                              2001

       Exhibit(10)(a)         Employment Agreement between Mechanics and Farmers
                              Bank and Lee Johnson, Jr. incorporated by
                              reference to Exhibit 10 to the Form 10-QSB for the
                              quarter ended September 30, 2000 filed with the
                              Securities and Exchange Commission on November 9,
                              2000

       Exhibit (10)(b)        Retention Bonus Agreement between Mechanics and
                              Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November
                              12, 1999

       Exhibit(10)(c)         Retention Bonus Agreement between Mechanics and
                              Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999

       Exhibit(10)(d)         Retention Bonus Agreement between Mechanics and
                              Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November
                              12, 1999

       Exhibit (10)(e)        Retention Bonus Agreement between Mechanics and
                              Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November
                              12, 1999

       Exhibit (13)           M&F Bancorp, Inc. 2001 Annual Report to
                              Stockholders

       Exhibit (21)           Subsidiaries of M&F Bancorp, Inc.

       Exhibit (23)           Consent of Deloitte & Touche LLP

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      M&F Bancorp, Inc.


                                      By: /s/ Lee Johnson, Jr.
                                          --------------------------------------
                                          Lee Johnson, Jr.
                                          President

                                      Date: March 26, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                    Title                             Date
---------                                    -----                             ----


/s/ Lee Johnson, Jr.                President and Director                  March 26, 2002
------------------------------      (Principal Executive Officer)
Lee Johnson, Jr.


/s/ Fohliette Becote                Secretary and Treasurer                 March 26, 2002
------------------------------      (Principal Financial and Principal
Fohliette Becote                    Accounting Officer)


/s/ Benjamin S. Ruffin              Director                                March 26, 2002
------------------------------
Benjamin S. Ruffin


/s/ Joseph M. Sansom                Director                                March 26, 2002
------------------------------
Joseph M. Sansom


/s/ Aaron L. Spaulding              Director                                March 26, 2002
------------------------------
Aaron L. Spaulding


/s/ Genevia G. Fullbright           Director                                March 26, 2002
------------------------------
Genevia G. Fullbright


/s/ Maceo K. Sloan                  Director                                March 26, 2002
------------------------------
Maceo K. Sloan

                                INDEX TO EXHIBITS

Exhibit No.                  Description
-----------                  -----------

Exhibit (13)     M&F Bancorp, Inc. 2001 Annual Report to Stockholders,
                 excluding pages 2 through 5.

Exhibit (21)     Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)     Consent of Deloitte & Touche LLP