Form 10QSB
period 2002-03-31
M&F BANCORP INC /NC/
filed 2002-05-14
CIK 1094738

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-QSB


[  X    ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF  1934

                  For the quarterly period ended March 31, 2002

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

                                                         Yes___X_____No_______
                                                               -

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

                        Common Stock no par value 853,725
--------------------------------------------------------------------------------
                          Outstanding at April 12, 2002

           Transitional Small Business Disclosure Format (Check one):
                         Yes___________No______X_______

M&F BANCORP, INC.

INDEX

                                                                                                          Page
PART I.     FINANCIAL INFORMATION (unaudited)

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001                    3

         Consolidated Condensed Statements of Income for the three months ended March 31,                    4
         2002 and March 31, 2001

         Consolidated Condensed Statements of Shareholders' Equity for the three months                      5
         ended March 31, 2002 and March 31, 2001

         Consolidated Condensed Statements of Cash flows for the three months ended                          6
         March 31, 2002 and March 31, 2001

         Notes to Consolidated Condensed Financial Statements                                                7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results                          8
            of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               11

Item 2.     Changes in Securities                                                                           11

Item 3.     Defaults Upon Senior Securities                                                                 11

Item 4.     Submission of Matters to a Vote of Security Holders                                             11

Item 5.     Other Information                                                                               11

Item 6.     Exhibits and Reports on Form 8-K                                                                11

Signature Page                                                                                              12


                          PART I: FINANCIAL INFORMATION
                           ITEM 1 Financial Statements
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                                    March 31, 2002                  December 31, 2001
ASSETS                                                                (unaudited)
Cash and amounts due from fin. institutions                               $ 6,068                           $ 5,488
Interest-earning deposits in financial institutions                        10,894                             4,327
                                                                     -------------                     -------------
         Cash and cash equivalents                                         16,962                             9,815
Securities available for sale                                              25,872                            28,913
Securities held to maturity                                                 1,413                             1,413

Loans:
         Commercial, financial and agricultural loans                      73,070                            71,573
         Real estate-construction loans                                     2,038                             1,377
         Real estate-mortgage loans                                        46,357                            44,438
         Installment loans to individuals                                   4,622                             4,921
                                                                     -------------                     -------------
                  Total Loans                                             126,087                           122,309
         Unearned income                                                    (466)                             (424)
         Allowance for loan losses                                        (1,696)                           (1,505)
                                                                     -------------                     -------------
                  Net Loans                                               123,925                           120,380
Company premises and equipment, net                                         5,084                             5,141
Other assets                                                                2,714                             2,434
                                                                     -------------                     -------------
TOTAL ASSETS                                                            $ 175,970                         $ 168,096
                                                                     =============                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
         Interest-bearing deposits                                        115,735                           109,741
         Non-interest-bearing deposits                                     28,106                            25,642
                                                                     -------------                     -------------
                  Total Deposits                                          143,841                           135,383
         Other borrowings                                                  11,870                            12,375
         Other liabilities                                                  2,236                             2,485
                                                                     -------------                     -------------
                  Total Liabilities                                       157,947                           150,243


Shareholders' Equity:
         Common stock                                                       5,999                             5,998
         Retained earnings                                                 11,707                            11,615
         Accumulated other comprehensive income                               317                               240
                                                                     -------------                     -------------
         Shareholders' Equity                                              18,023                            17,853
                                                                     -------------                     -------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                $ 175,970                         $ 168,096
                                                                     =============                     =============

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (unaudited)
                      (in thousands, except per share data)

Three months ended:                                             March 31, 2002        March 31, 2001
Interest Income:
         Interest on loans                                             $ 2,521               $ 2,486
         Securities:
                  Taxable                                                  253                   342
                  Tax exempt                                               107                   108
         Federal funds sold                                                                        6
         Other interest                                                     21                   141
                                                               ----------------      ----------------
Total interest income                                                  $ 2,902               $ 3,083
                                                               ----------------      ----------------

Interest Expense:
         Interest-bearing demand                                            28                    30
         Savings                                                           268                   313
         Time deposits                                                     457                   635
         Interest on federal funds & borrowings                            154                   158
                                                               ----------------      ----------------
Total Interest Expense                                                     907               $ 1,136
                                                               ----------------      ----------------
Net Interest Income                                                      1,995                 1,947
         Provision for loan losses                                         184                   134
                                                               ----------------      ----------------
Net Interest Income After Provision for                                  1,811                 1,813
         Loan Losses

Non-interest income                                                        503                   423
Salaries & employee benefits                                             1,256                 1,104
Other non-interest expense                                                 794                   843
                                                               ----------------      ----------------
Income before taxes                                                        264                   289
Income tax expense                                                          70                    59
                                                               ----------------      ----------------
Net income                                                             $   194               $   230
                                                               ================      ================

Earnings per share common equivalent shares:

         Basic and diluted                                             $  0.23               $  0.27

Weighted average common shares outstanding:

         Basic and diluted                                                 854                   854

Dividends per share common:
         Basic and diluted                                             $   .08               $   .08

            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                           March 31, 2002            March 31, 2001
       Beginning balance, January 1                             $ 17,853                  $ 17,706

      Net income                                                     194                       230

      Other Comprehensive Income                                      44                        14

      Dividends                                                     (68)                      (68)
                                                           --------------             -------------
      Ending Balance, March 31                                  $ 18,023                  $ 17,882
                                                           ==============             =============

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except per share data)

Three months ended:                                               March 31, 2002      March 31, 2001
Cash flows from operating activities:

Net income                                                            $    194             $    230
Adjustments  to  reconcile  net income to net cash from
operating activities:
         Provision for possible loan losses                                184                  134
         Provision for depreciation                                         92                  105
         Deferred income taxes                                             180                   (9)
         Loss on disposal of assets                                         39                   (8)
         Deferred loan fees                                                 43                   13
         Income taxes receivable                                           283                  (14)
         Interest Receivable                                                37                   94
         Prepaid expenses and other assets                                  37                 (224)
         Accrued expenses and other liabilities
                                                                           (19)                 375
         Other                                                            (176)                 161
                                                                  -------------       --------------
Net cash from operating activities                                         894                  857

Cash flows used in Investing Activities:

         Proceeds   from   sales  and   maturities   of                  2,180                3,500
           securities (AFS)
         Purchase of securities (AFS)                                     (500)              (2,112)
         Net (increase) decrease in loans                               (3,774)                 837
         Purchase of premises and equipment                                (42)                 (45)
                                                                  -------------       --------------
Net cash used in (provided by) investing                                (2,136)               2,180
     activities

Net Cash Provided by (Used In) Financing Activities:
         Net decrease in demand and savings deposits                     9,741                   85
         Net (decrease) increase in certificates of                     (1,284)
              deposit                                                                         4,850
         Cash dividends                                                    (68)                 (68)
                                                                  -------------       --------------
Net cash provided by financing activities                                8,389                4,867

Net Increase in Cash and Cash Equivalents                                7,147                7,904
Cash and Cash Equivalents at the Beginning of the                        9,815               15,599
     Period                                                       -------------       --------------
Cash and Cash Equivalents at the End of the Period                    $ 16,962             $ 23,503
                                                                  =============       ==============

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Basis of Presentation

The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Mechanics & Farmers Company ("M&F Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included.

2.       Investment Securities

The Company accounts for investment securities dependent upon their classification as held to maturity, available for sale, or trading assets.

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

4.       Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. The potential dilutive common shares outstanding for the periods ended March 31, 2002 and March 31, 2001 represented 82,200 shares.

5.       Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. As of March 31, 2002 and December 31, 2001 the Company had the following capital levels:

                                     Capital
                                      (a)           (b)          Minimum
                     Risk Based       Tier 1        Tier 1   Required Capital
March 31, 2002           15.26%       13.55%        11.26%        6.00%
December 31, 2001        15.60%       13.91%        11.44%        6.00%


a)  to risk weighted assets
b)  to average assets

6.       Comprehensive Income

Reporting comprehensive income requires the Company to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

7.   Common Stock Cash Dividends

On March 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 19, 2002 payable April 12, 2002. The dividend reduced shareholders' equity by $68,298.

8.       Presentation

Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

9.       Subsequent Event

On May 8, 2002 the Company purchased 10,902 shares of common stock at $9.75 per share for a total of $106,295. The shares were retired from the outstanding shares of common stock.

ITEM 2

Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company's financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001. It is intended to assist you in understanding the financial condition and the results of operations for the three months ended March 31, 2002 and 2001.

Critical Accounting Policies

The accounting and reporting policies of the Company and its bank subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company's accounting for securities, loans, the allowance for loan losses and income taxes. In particular, the Company's accounting policies relating to the allowance for loan losses and income taxes involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. Please also refer to Note A in the "Notes to Consolidated Financial Statements" in the Company's Annual Report for the year ended December 31, 2001 on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company's critical and significant accounting policies.

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

Financial Condition

Total assets increased 4.68 percent to $175,970,000 at March 31, 2002 from $168,096,000 at December 31, 2001. The investment portfolio balance (including FHLB stock) as of March 31, 2002 was $27,285,000 compared to $30,326,000 at December 31, 2001. Maturities and deposits were used to fund loan demand and satisfy liquidity needs. The investment portfolio can be liquidated to meet loan demand if necessary. Approximately 95 percent of the portfolio was classified as available-for-sale at March 31, 2002 and December 31, 2001. All securities purchased during 2002 and 2001 were classified in the available-for-sale category.

Net loans increased 2.94 percent to $123,925,000 at March 31, 2002 from $120,380,000 at December 31, 2001. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loans. This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

Deposits increased 6.25 percent to $143,841,000 at March 31, 2002 from $135,383,000 at December 31, 2001. The majority of the growth came from increased balances on public fund accounts from local universities and municipalities. Management believes that large deposit growth will be more difficult as customers continue to look for alternative investment opportunities with higher yields. As a result, the Company will continue to seek other sources of liquidity to meet loan demand.

Total shareholders' equity increased marginally to $18,023,000 on March 31, 2002 from $17,853,000 at December 31, 2001. The favorable change in this account was due to year-to-date net income partially offset by dividends declared.

Results of Operations - Comparison for the three months ended March 31, 2002 and 2001

Net income for the three months ended March 31, 2002 decreased 15.65 percent to $194,000 compared with $230,000 for the same period in 2001. Total interest income decreased 5.87 percent to $2,902,000 at March 31, 2002 from $3,083,000 at

March 31, 2001. The decrease resulted primarily from a reduction in the securities income created by a lower balance outstanding in the securities portfolio. Total interest expense decreased 20.16 percent to $907,000 at March 31, 2002 from $1,136,000 at March 31, 2001. The reduction resulted from lower interest rates, a yield of 2.60 percent compared to 3.55 for the prior year. A higher volume of deposits partially offset the change in yield. The Company increased the loan loss provision by 37.31 percent from $134,000 to $184,000. The increase was a factor of increased loan volume and management's assessment of non-performing assets and total classified assets. Non-interest income increased 18.91 percent from $423,000 to $503,000 primarily due to a $45,000 gain on the sale of other real estate owned. Employee compensation and benefits and other non-interest expense increased 5.29 percent from $1,947,000 to $2,050,000. The increase in the other non-interest category was attributed to small increases in various accounts.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company's loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower's ability to repay the loan, current and anticipated economic conditions which might affect the borrower's ability to repay the loan and the Company's past statistical history concerning charge-offs. The March 31, 2002 allowance for loan losses was $1,696,000 or 1.35 percent of total loans outstanding compared with $1,505,000 or 1.23 percent of total loans outstanding at December 31, 2001. An increase in loan volume was the primary cause for an increase in the loan loss allowance. Management has also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu of foreclosure. The following table provides certain information regarding non-performing assets.

                                               03/31/02            12/31/01
                                                  (Dollars in Thousands)
                                               -----------------------------
Non-Accruing Loans                              $   370                 434
Accruing Loans Delinquent 90 days or more           351                 263
Foreclosed Assets                                    40                 133
Restructured Loans                                  792                 914
                                                -------             -------
         Total Non-Performing Assets            $ 1,553             $ 1,744
                                                =======             =======
         Percentage of total assets                  88%               1.04%

As non-performing assets decline, it has a favorable impact on earning assets and net interest income.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company's liquidity position remained substantially constant during the three-month period ended March 31, 2002.

The Company places great significance on monitoring and managing the Company's asset/liability position. The Company's policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company's deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes. Therefore, management prepares on a quarterly basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

Interest-bearing liabilities and the variable rate loans are generally repriced to current market rates. The Company's balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because most of the Company's loans are fixed rate mortgages, they reprice less rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in decreased net interest income. The opposite occurs during periods of declining rates.

In addition to the gap analysis described above, the Company uses a modeling technique which projects net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as "rate shocks." "Rate shocks" measure the estimated theoretical impact on the Company's tax equivalent net interest income and market value of equity from hypothetical immediate changes in interest rates as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates.

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity from that reported at December 31, 2001.

PART II

Other Information

ITEM 1.   Legal Proceedings:  Not applicable
ITEM 2.   Changes in Securities:  Not applicable
ITEM 3.   Defaults upon Senior Securities:  Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders:  Not applicable
ITEM 5.   Other Information:  Not applicable
ITEM 6.   Exhibits

          (a) Exhibits

              Exhibit (3) (iii) Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc. adopted by the shareholders of M&F Bancorp, Inc. on April 30, 2002.

              Exhibit (4) Specimen Stock Certificate incorporated by reference to Exhibit (4) to the Form 10-KSB40 for the fiscal year ended December 31, 20000 filed with the Securities and Exchange Commission on April 2, 2001.

              Exhibit (10) (a) Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to
              Exhibit 10(a) to the Form 10-QSB for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 9, 2000.

              Exhibit (10) (b) Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10(b) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

              Exhibit (10) (c) Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by references to Exhibit 10 (c) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

              Exhibit 10 (d) Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellars incorporated by reference to Exhibit 10(d) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

              Exhibit 10 (e) Retention Bonus Agreement Between Mechanics and Farmers Bank and Elaine Small incorporated by reference to
              Exhibit 10 (e) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

              13(b) On February 9, 2001 the Company filed on Form 8-K the announcement that Julia W. Taylor would retire from the Board of Directors of M&F Bancorp, Inc. and that Ms. Taylor had asked that her name be withdrawn from nomination for the May 1, 2001 Annual Meeting of Shareholders. Additionally, the Company announced that Ms. Taylor asked not to be reappointed to the Mechanics & Farmers Bank Board of Directors when directors are appointed on March 27, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
-----------------
   (Registrant)

  Date: May 13, 2002


  By:  /s/Lee Johnson Jr.
      ----------------------------
           Lee Johnson, Jr.
           President/Chief Executive Officer

  By:   /s/Fohliette W. Becote
      ----------------------------
            Fohliette W. Becote
            Secretary/Treasurer

                                INDEX TO EXHIBITS

EXHIBIT NO.                              DESCRIPTION

Exhibit 3(iii) Amended and Restated Article III, Section 5 of the bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 30, 2002.