Form 10QSB
period 2002-06-30
M&F BANCORP INC /NC/
filed 2002-08-14
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 0-27307

M&F BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

North Carolina	56-1980549

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2634 Chapel Hill Blvd., P.O. Box 1932, Durham, North Carolina 27707

(Address of principal executive offices)

(919) 683-1521

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒            No    ☐

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

Common Stock no par value 842,823

Outstanding at July 20, 2002

Transitional Small Business Disclosure Format (Check one):

Yes     ☐           No    ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1 Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001

ASSETS	(unaudited)

Cash and amounts due from fin. institutions	$4,597	$5,488
Interest-earning deposits in financial institutions	11,429	4,327

Cash and cash equivalents	16,026	9,815
Securities available for sale	28,061	28,913
Securities held to maturity	883	1,413
Loans:
Commercial, financial and agricultural loans	71,669	71,573
Real estate-construction loans	2,860	1,377
Real estate-mortgage loans	48,735	44,438
Installment loans to individuals	4,557	4,921

Total Loans	127,821	122,309
Unearned income	(492)	(424)
Allowance for loan losses	(1,728)	(1,505)

Net Loans	125,601	120,380
Premises and equipment, net	5,085	5,141
Other assets	3,679	2,434

TOTAL ASSETS	$179,335	$168,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	119,104	109,741
Non-interest-bearing deposits	27,403	25,642

Total Deposits	146,507	135,383
Other borrowings	11,865	12,375
Other liabilities	2,376	2,485

Total Liabilities	160,748	150,243
Shareholders’ Equity:
Common stock	5,892	5,998
Retained earnings	12,071	11,615
Accumulated other comprehensive income	624	240

Shareholders’ Equity	18,587	17,853

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$179,335	$168,096

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in thousands, except per share data)

Six months ended:	June 30, 2002	June 30, 2001

Interest income:
Interest on loans	$5,070	$4,890
Securities:
Taxable	545	676
Tax exempt	129	144
Federal funds sold	0	6
Other interest	73	260

Total interest income	5,817	5,976

Interest expense:
Interest-bearing demand	56	58
Savings	597	625
Time deposits	829	1,300
Interest on other borrowings	309	315

Total interest expense	1,791	2,298

Net interest income	4,026	3,678
Provision for loan losses	369	272

Net interest income after provision for loan losses	3,657	3,406
Non-interest income	996	996
Salaries & employee benefits	2,421	2,228
Other non-interest expense	1,421	1,656

Income before taxes	811	518
Income tax expense	224	127

Net income	$587	$391

Earnings per share common equivalent shares:
Basic and diluted	$0.69	$0.46

Weighted average common shares outstanding:
Basic and diluted	851	854

Dividends per common share:
Basic and diluted	$0.16	$0.16

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

Three months ended:	June 30, 2002	June 30, 2001

Interest income:
Interest on loans	$2,549	$2,404
Securities:
Taxable	292	344
Tax exempt	22	36
Federal funds sold	0	0
Other interest	55	119

Total interest income	2,915	2,903

Interest expense:
Interest-bearing demand	28	28
Savings	329	312
Time deposits	372	665
Interest on federal funds & borrowings	155	157

Total interest expense	884	1,162

Net interest income	2,031	1,741
Provision for loan losses	183	138

Net interest income after provision for loan losses	1,846	1,603
Non-interest income	493	573
Salaries & employee benefits	1,165	1,124
Other non-interest expense	627	822

Income before taxes	547	230
Income tax expense	154	68

Net income	$393	$162

Earnings per share common equivalent shares:
Basic and diluted	$0.46	$0.19

Weighted average common shares outstanding:	846	854
Basic and diluted

Dividends per common share:
Basic and diluted	$0.08	$0.08

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

	June 30, 2002	June 30, 2001

Beginning balance, January 1	$17,853	$17,707

Net income	587	391

Other Comprehensive Income	389	32

Common Stock Repurchase (10,902 shares @ $9.75 each)	(106)	—

Dividends	(136)	(136)

Ending Balance, June 30	$18,587	$17,994

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, except per share data)

Six months ended:	June 30, 2002	June 30, 2001

Cash flows provided by operating activities:
Net income	$587	$391
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	369	271
Provision for depreciation	198	212
Deferred income taxes	114	(229)
Loss on disposal of assets	(45)	(178)
Deferred loan fees	68	10
Income taxes receivable	(609)	(70)
Interest Receivable	(38)	153
Prepaid expenses and other assets	1,145	(111)
Accrued expenses and other liabilities	(521)	284

Net cash provided by operating activities	1,268	165
Cash flows used in Investing Activities:
Proceeds from sales and maturities of securities (AFS)	1,680	5,500
Purchase of securities (AFS)	(2,200)	(5,612)
Net (increase) decrease in loans	(5,445)	874
Purchase of premises and equipment	(125)	(62)

Net cash (used in) provided by investing Activities	(6,090)	700

Net Cash Provided by (used in) Financing Activities:
Net increase in demand and savings deposits	13,260	4,069
Net (decrease) increase in certificates of deposit	(2,159)	4,046
Cash dividends	(68)	(136)

Net cash provided by financing activities	11,033	7,979
Net Increase in Cash and Cash Equivalents	6,211	8,844
Cash and Cash Equivalents at the Beginning of the Period	9,815	15,599

Cash and Cash Equivalents at the End of the Period	$16,026	$24,443

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.        Basis of Presentation
The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Mechanics & Farmers Company (“M&F Company”).   All significant intercompany accounts and transactions have been eliminated in consolidation.   The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included.

2.        Earnings Per Share
Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding.  The anti-dilutive potential common shares outstanding for the periods ended June 30, 2002 and June 30, 2001 represented 82,200 shares.

3.        Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  As of June 30, 2002 and December 31, 2001 the Company had the following capital levels:

		Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital

June 30, 2002	14.92%	13.26%	9.60%	6.00%
December 31, 2001	15.60%	13.91%	11.44%	6.00%

a)  to risk weighted assets
b)  to average assets

4.        Common Stock Cash Dividends
On March 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 19, 2002 payable April 12, 2002. The dividend reduced shareholders’ equity by $68,298.  On June 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on July 3, 2002 payable July 12, 2002.  The dividend reduced shareholders’ equity by $67,425.

5.        Common Stock Retirement
On May 8, 2002 the Company purchased 10,902 shares of common stock at $9.75 per share for a total of $106,295.  The shares were retired from the outstanding shares of common stock.

ITEM 2

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.  It is intended to assist you in understanding the financial condition and the results of operations for the six months and three months ended June 30, 2002 and 2001.

Forward-Looking Statements

When used in this report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased 6.69 percent to $179,335,000 at June 30, 2002 from $168,096,000 at December 31, 2001. The investment portfolio balance (including FHLB stock) as of June 30, 2002 was $28,944,000 compared to $30,326,000 at December 31, 2001.  Investment Securities maturities and deposits were used to fund loan demand and satisfy liquidity needs.  Approximately 97 percent and 95 percent of the portfolio was classified as available-for-sale at June 30, 2002 and December 31, 2001, respectively.  All securities purchased during 2002 and 2001 were classified in the available-for-sale category.

Net loans increased 4.34 percent to $125,601,000 at June 30, 2002 from $120,380,000 at December 31, 2001.  Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loan portfolio.  This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

Deposits increased 8.22 percent to $146,507,000 at June 30, 2002 from $135,383,000 at December 31, 2001.  The majority of the growth came from increased balances on public fund accounts from local universities and municipalities.  Management believes that large deposit growth will be more difficult as customers continue to look for alternative investment opportunities with higher yields.  As a result, the Company will continue to seek other sources of liquidity to meet loan demand.

Total shareholders’ equity increased 4.11 percent to $18,587,000 on June 30, 2002 from $17,853,000 at December 31, 2001.  The favorable change in this account was due to year-to-date net income partially offset by dividends declared and common stock retirements.

Results of Operations - Comparison for the six months and three months ended June 30, 2002 and 2001

Net income for the six months ended June 30, 2002 increased 50.13 percent to $587,000 compared to $391,000 for the same period in 2001.  Total interest income decreased 2.66 percent to $5,817,000 for the six months ended June 30, 2002 from $5,976,000 for the six months ended June 30, 2001.  The decrease resulted primarily from a reduction in the securities income created by a lower balance outstanding in the securities portfolio.  Total interest expense decreased 22.06 percent to $1,791,000 for the six months ended June 30, 2002 from $2,298,000 for the six months ended June 30, 2001.  The reduction resulted from lower interest rates, as the rates paid on interest bearing liabilities declined to 2.44 percent for the six months ended June 30, 2002 compared to 3.39 percent for the prior year.  This decrease in rates offset a higher volume of deposits.  The Company increased the loan loss provision 35.66 percent from $272,000 to $369,000.  The increase was a result of increased loan volume and management’s assessment of non-performing assets and total classified assets.  Non-interest income remained unchanged at  $996, 000 from the prior year.  Non-interest expense decreased 1.08 percent from $3,884,000 during the six months ended June 30, 2001 to $3,842,000 during the six months ended June 30, 2002.  The decrease in this category was attributed to cost management strategies.

Net income for the three months ended June 30, 2002 increased 41.22 percent to $393,000 compared with $162,000 for the same period in 2001.  Total interest income increased .41 percent to $2,915,000 for the three months ended June 30, 2002 from $2,903,000 for the three months ended June 30, 2001.  Total interest expense decreased 23.92 percent to $884,000 for the three months ended June 30, 2002 from $1,162,000 for the three months ended June 30, 2001.  Lower rates paid on interest bearing deposits offset a higher volume of deposits.  The Company increased the loan loss provision by 32.61 percent from $138,000 during the three months ended June 30, 2001 to $183,000 during the three months ended June 30, 2002.  Non-interest income decreased 13.96 percent from $573,000 during the three months ended June 30, 2001 to $493,000 during the three months ended June 30, 2002 primarily due to a higher percentage of rental income received in the second quarter for the prior year.  Non-interest expense decreased 7.91 percent from $1,946,000 during the three months ended June 30, 2001 to $1,792,000 during the three months ended June 30, 2002.  The decrease in this category was attributed to cost management strategies.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs.  The June 30, 2002 allowance for loan losses was $1,728,000 or 1.35 percent of total loans outstanding compared with $1,505,000 or 1.23 percent of total loans outstanding at December 31, 2001.  An increase in loan volume was the primary cause for an increase in the allowance for loan losses.  Management has also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk.  Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.  The following table provides certain information regarding non-performing assets.

	06/30/02	12/31/01
	(Dollars in Thousands)

Non-Accruing Loans	$205	434
Accruing Loans Delinquent 90 days or more	206	263
Foreclosed Assets	40	133
Restructured Loans	913	914

Total Non-Performing Assets	$1,364	$1,744

Percentage of total assets	.76%	1.04%

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements.  The Company’s liquidity position remained substantially constant during the six-month period ended June 30, 2002.

The Company places great significance on monitoring and managing its asset/liability position.  The Company’s policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base.  The Company’s deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings.  Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods.  However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes.  Therefore, management prepares on a quarterly basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

Interest-bearing liabilities and the variable rate loans are generally repriced to current market rates.  The Company’s balance sheet is liability-sensitive, meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change.  Because most of the Bank’s loans are fixed rate mortgages, they reprice less rapidly than rate sensitive interest-bearing deposits.  During periods of rising rates, this results in decreased net interest income.  The opposite occurs during periods of declining rates.

In addition to the gap analysis described above, the Company uses a modeling technique which projects net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.”  “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes in interest rates as compared to the estimated theoretical impact of rates remaining unchanged.  The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates.

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 2001.

PART II Other Information

ITEM 1.	Legal Proceedings: Not applicable
ITEM 2.	Changes in Securities: Not applicable
ITEM 3.	Defaults upon Senior Securities: Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders held on April 30, 2002 shareholders were asked to vote on the following:

1.	Election of seven (7) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2003. The seven nominated directors were elected:

	Director	Votes in Favor	Votes Withheld

	Willie T. Closs, Jr.	531,483	3,000
	Genevia Gee Fulbright	531,684	0
	Lee Johnson, Jr.	531,684	0
	Benjamin S. Ruffin	531,684	0
	Joseph M. Sansom	531,684	0
	Maceo K. Sloan	531,483	3,000
	Aaron L. Spaulding	531,684	0

2.

Approval of an amendment to the bylaws of M&F Bancorp, Inc. which provided that if and when the number of directors on the M&F Bancorp, Inc. Board of Directors is nine or more, the terms of directors will, without any requirement for stockholder approval, be staggered so that the terms of approximately one-third of the directors will expire each year.

	The amendment was approved; there were 439,707 votes in favor of the amendment, 12,625 votes against, and 78,873 abstentions.

3.	Ratification of the selection of Deloitte and Touche, L.L.P. as the independent auditor for M&F Bancorp, Inc. for the fiscal year ending December 31, 2002

	The selection was ratified; there were 528,858 votes in favor; 1,525 votes against; and 822 abstentions.

ITEM 5.	Other Information: Not applicable
ITEM.6	Exhibits

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

                Exhibit (3)(iii) Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc., adopted by the shareholders of M&F Bancorp, Inc. on April 30, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002.

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

                Exhibit (10)(c) Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10(c) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

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

M&F Bancorp, Inc.

(Registrant)

Date: May 13, 2002

By:	/s/ Lee Johnson Jr.

Lee Johnson, Jr.
President/Chief Executive Officer

By:	/s/ Fohliette W. Becote

Fohliette W. Becote
Secretary/Treasurer