Form 10QSB
period 2002-09-30
M&F BANCORP INC /NC/
filed 2002-11-13
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Outstanding at October 15, 2002

Transitional Small Business Disclosure Format (Check one):

Yes	☐	No	☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION
ITEM 1 Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Cash and amounts due from fin. institutions	$5,159	$5,488
Interest-earning deposits in financial institutions	6,923	4,327

Cash and cash equivalents	12,082	9,815
Securities available for sale (including FHLB stock)	28,254	28,913
Securities held to maturity	883	1,413
Loans:
Commercial, financial and agricultural loans	74,607	71,573
Real estate-construction loans	7,083	1,377
Real estate-mortgage loans	49,517	44,438
Installment loans to individuals	4,845	4,921

Total Loans	136,052	122,309
Unearned income	(566)	(424)
Allowance for loan losses	(1,881)	(1,505)

Net Loans	133,605	120,380
Premises and equipment, net	5,287	5,141
Other assets	2,784	2,434

TOTAL ASSETS	$182,895	$168,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	122,138	109,741
Non-interest-bearing deposits	27,952	25,642

Total Deposits	150,090	135,383
Other borrowings	11,859	12,375
Other liabilities	2,141	2,485

Total Liabilities	164,090	150,243
Shareholders’ Equity:
Common stock	5,892	5,998
Retained earnings	12,232	11,615
Accumulated other comprehensive income	681	240

Shareholders’ Equity	18,805	17,853

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$182,895	$168,096

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

Nine months ended:	September 30, 2002	September 30, 2001

Interest income:
Interest on loans	$7,685	$7,278
Securities:
Taxable	704	867
Tax exempt	310	321
Federal funds sold	—	2
Other interest	92	330

Total interest income	8,791	8,798

Interest expense:
Interest-bearing demand	80	83
Savings	966	917
Time deposits	1,160	1,888
Interest on other borrowings	464	472

Total interest expense	2,670	3,360

Net interest income	6,121	5,438
Provision for loan losses	553	419

Net interest income after provision for loan losses	5,568	5,019
Non-interest income	1,416	1,454
Salaries & employee benefits	3,642	3,257
Other non-interest expense	2,215	2,351

Income before taxes	1,127	865
Income tax expense	307	216

Net income	$820	$649

Earnings per share common share:
Basic and diluted	$0.97	$0.76
Weighted average common shares outstanding:
Basic and diluted	848	854
Dividends per common share:
Basic and diluted	$0.24	$0.24

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share data)

Three months ended:	September 30, 2002	September 30, 2001

Interest income:
Interest on loans	$2,615	$2,388
Securities:
Taxable	159	262
Tax exempt	181	106
Federal funds sold	0	(4)
Other interest	19	70

Total interest income	2,974	2,822

Interest expense:
Interest-bearing demand	24	25
Savings	369	292
Time deposits	331	588
Interest on federal funds & borrowings	155	157

Total interest expense	879	1,062

Net interest income	2,095	1,760
Provision for loan losses	184	147

Net interest income after provision for loan losses	1,911	1,613
Non-interest income	420	458
Salaries & employee benefits	1,221	1,029
Other non-interest expense	794	696

Income before taxes	316	346
Income tax expense	83	89

Net income	$233	$257

Earnings per share common share:
Basic and diluted	$0.28	$0.30
Weighted average common shares outstanding:
Basic and diluted	843	854
Dividends per common share:
Basic and diluted	$0.08	$0.08

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	September 30, 2002	September 30, 2001

Beginning balance, January 1	$17,853	$17,707
Net income	820	649
Other Comprehensive Income	441	207
Common Stock Repurchase/Retirement (10,902 shares @ $9.75 each)	(106)	—
Dividends	(203)	(205)

Ending Balance, September 30	$18,805	$18,358

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, except per share data)

Nine months ended:	September 30, 2002	September 30, 2001

Cash flows provided by operating activities:
Net income	$820	$649
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	553	419
Depreciation	281	313
Deferred income taxes	86	(425)
Loss on disposal of assets	(45)	(188)
Deferred loan fees	143	12
Income taxes receivable	(496)	196
Interest Receivable	54	124
Prepaid expenses and other assets	163	(88)
Accrued expenses and other liabilities	(259)	(36)
Other	—	45

Net cash provided by operating activities	1,300	1,021
Cash flows used in Investing Activities:
Proceeds from sales, calls and maturities of securities (AFS)	3,130	8,662
Purchase of securities (AFS)	(3,200)	(8,692)
Proceeds from maturity of securities (HTM)	530	—
Net increase in loans	(13,743)	(1,941)
Purchase of premises and equipment	(168)	(107)

Net cash used in investing activities	(13,431)	(2,078)
Net Cash Provided by (used in) Financing Activities:
Net increase (decrease) in demand and savings deposits	17,000	(7,393)
Net (decrease) increase in certificates of deposit	(2,293)	3,246
Cash dividends	(203)	(205)
Common Stock Repurchase/Retirement	(106)	—

Net cash provided by (used in) financing activities	14,398	(4,352)
Net Increase (decrease) in Cash and Cash Equivalents	2,267	(5,409)
Cash and Cash Equivalents at the Beginning of the Period	9,815	15,599

Cash and Cash Equivalents at the End of the Period	$12,082	$10,190

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.     Basis of Presentation
The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly owned bank subsidiary, Mechanics & Farmers Bank (“M&F Bank”).   All significant intercompany accounts and transactions have been eliminated in consolidation.   The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

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

2.     Earnings Per Share
Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding.  The anti-dilutive potential common shares outstanding for the (nine-month and three-month) periods ended September 30, 2002 and September 30, 2001 represented 82,200 shares.

3.     Regulatory Capital Requirements
The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  As of September 30, 2002 and December 31, 2001, the capital levels are as indicated below:

	Capital

	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital

September 30, 2002	14.04%	12.47%	9.49%	6.00%
December 31, 2001	15.64%	13.94%	10.31%	6.00%

a)   to risk weighted assets
b)   to average assets

4.     Common Stock Cash Dividends
On March 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on March 19, 2002 payable April 12, 2002. The dividend reduced shareholders’ equity by $68,298.  On June 19, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on July 3, 2002 payable July 12, 2002.  The dividend reduced shareholders’ equity by $67,426.  On September 18, 2002, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to all shareholders of record on October 3, 2002 payable October 11, 2002.  The dividend reduced shareholders’ equity by $67,426.

5.     Common Stock Repurchase and Retirement
On May 8, 2002 the Company purchased 10,902 shares of common stock at $9.75 per share for a total of $106,295.  The shares were retired from the outstanding shares of common stock.

ITEM 2

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.  One of the more critical accounting and reporting policies includes the Company’s accounting for the allowance for loan losses.  In particular, the Company’s accounting policy relating to the allowance for loan losses involves the use of estimates and requires significant judgments to be made by management.  Different assumptions in the application of these policies could result in material changes in the Company’s consolidated financial position or consolidated results of operations.  See “Non-performing assets and allowance for loan losses” herein for a complete discussion.  Please also refer to Note A in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2001 on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.  It is intended to assist you in understanding the financial condition and the results of operations for the nine months and three months ended September 30, 2002 and 2001.

Forward-Looking Statements

When used in this report, the words or phrases “will likely result,” “should,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Total assets increased 8.80 percent to $182,895,000 at September 30, 2002 from $168,096,000 at December 31, 2001 primarily due to a $13.7 million increase in gross loans outstanding and a $2.6 million increase in interest bearing deposits in financial institutions.

Total loans increased 11.24 percent to $136,052,000 at September 30, 2002 from $122,309,000 at December 31, 2001.  Loans outstanding increased significantly during the third quarter as a result of an increased focus on loan production by management.  Management increased the required sales calls for lenders.  The increase is not expected to impact the quality as the lending standards and policies have not been reduced.  Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of our loan portfolio.  This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

The investment portfolio balance (including FHLB stock) as of September 30, 2002 was $29,137,000 compared to $30,326,000 at December 31, 2001.  Investment securities maturities and deposits were used to fund loan demand and satisfy liquidity needs.  Approximately 97 percent and 95 percent of the portfolio was classified as available-for-sale at September 30, 2002 and December 31, 2001, respectively.  All securities purchased during 2002 and 2001 were classified in the available-for-sale category.

The increase in interest-earning deposits in financial institutions is due to the Company’s desire to enhance liquidity needs.

Deposits increased 10.86 percent to $150,090,000 at September 30, 2002 from $135,383,000 at December 31, 2001.  The majority of the growth was a result of increased balances on the money market investment accounts.  The Company priced the accounts to attract deposits to meet the increased loan growth.

Total shareholders’ equity increased 5.33 percent to $18,805,000 as of September 30, 2002 from $17,853,000 at December 31, 2001.  The increase was due to year-to-date net income of $820,000 partially offset by dividends declared and common stock repurchase/retirements of $203,000 and $106,000, respectively.

Results of Operations - Comparison for the nine months and three months ended September 30, 2002 and 2001

Net income for the nine months ended September 30, 2002 increased 26.35 percent to $820,000 compared to $649,000 for the same period in 2001, primarily are a result of a significant decrease in the Company’s cost of funds.  Total interest income was $8,791,000 for the nine months ended September 30, 2002 as compared with $8,798,000 for the comparable period in 2001.  The primary reason for the decrease was that the increase in interest income on loans of $407,000 was more than offset by decreases in interest income on securities of $174,000 and other interest income of $238,000 for the nine months ended September 30, 2002 compared with the comparable period in 2001.

Interest income on loans increased $407,000 primarily due to an increase in the average loans outstanding to $130,709,000 from $115,031,000 for the nine months ended September 30, 2002 and 2001, respectively.  Interest income on securities decreased 14.65% when comparing the nine months ended September 30, 2002 with the same period in 2001.  This decrease was the result of a lower yield on securities.  The yield on the securities portfolio for the period ended September 30, 2002 declined 111 basis points compared to a yield of 5.40 percent for the same period in 2001.  There was also a significant decrease in the rates earned on other interest-bearing assets, as the average balance on other interest-bearing assets held with financial institutions outstanding was $9,651,000 compared to $6,820,000 for the same period in the prior year.

Total interest expense decreased 20.54 percent to $2,670,000 for the nine months ended September 30, 2002 from $3,360,000 for the nine months ended September 30, 2001.  The decrease in interest expense is primarily the result of time deposits repricing during the nine months ended September 30, 2002 at rates 185_basis points lower than in the comparable period in 2001 which attributed to $728,000 of the decrease in total interest expense.  This decrease in rates more than offset a higher volume of deposits.

During the nine months ended September 30, 2002, the Company increased the loan loss provision 31.98 percent from $419,000 during the nine months ended September 30, 2001 to $553,000.  The increase in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the nine months ended September 30, 2002 decreased 2.61 percent to $1,416,000 from $1,454,000 for the same period in the prior year due to a small decrease in various activity-based fee accounts.  Salaries and benefits increased 11.82 percent to $3,642,000 for nine months ended September 30, 2002 from $3,257,000 for nine months ended September 30, 2001.  The average number of employees has increased from 81 to 93 or 13.4% compared to the same period in 2001 to meet the growing needs of our customer base.  Other non-interest expense decreased 5.78 percent from $2,351,000 during the nine months ended September 30, 2001 to $2,215,000 during the nine months ended September 30, 2002.  The decrease in this category was attributed to the successful implementation of cost management strategies.

Net income for the three months ended September 30, 2002 decreased 9.34 percent to $233,000 compared with $257,000 for the same period in 2001, primarily as a result of higher compensation and other non-interest expenses.  Total interest income increased 5.39 percent to $2,974,000 for the three months ended September 30, 2002 from $2,822,000 for the comparable period in 2001, due primarily to an increase in interest on loans of $227,000 which was not offset by decreases of $51,000 in interest income on other interest bearing assets held with financial institutions and $27,000 in interest income on securities.

Interest on loans increased 9.51 percent from $2,388,000 to $2,615,000 for the quarter ended September 30, 2002 compared to the comparable period in 2001 primarily due to an increase in the average loans outstanding to $130,940,000 from $114,648,000.  The reduction of 7.61 percent in the securities income from $368,000 for the quarter ended September 30, 2001 to $340,000 for the comparable period in 2002 was the result of lower yields earned on securities.  Interest on other interest-bearing assets held with financial institutions decreased 72.86 percent from $70,000 for the quarter ended September 30, 2001 to $19,000 for the quarter ended September 30,

2002 in response to a decline in average outstanding balance for the quarter from $7,895,000 in 2001 to $3,423,000 in 2002.

Total interest expense decreased 17.23 percent or $183,000 to $879,000 for the three months ended September 30, 2002 from $1,062,000 for the comparable period in 2001.    The decrease in interest expense is primarily the result of time deposits repricing during the three months ended September 30, 2002 at rates 97 basis points lower than in the comparable period in 2001 which attributed to $257,000 of the decrease in total interest expense which more than offset a $77,000 increase in interest expense on savings deposits due primarily to an increase in the average outstanding deposit balances to $53,538,000 from $38,179,000.

The Company increased the loan loss provision by 25.17 percent from $147,000 during the three months ended September 30, 2001 to $184,000 during the three months ended September 30, 2002.  The increase in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income decreased 8.30 percent from $458,000 during the three months ended September 30, 2001 to $420,000 during the three months ended September 30, 2002.  Salaries and benefits increased 18.65 percent from $1,029,000 during the three months ended September 30, 2001 to $1,221,000 during the three months ended September 30, 2002.  The increase was the result of an increase in the number of employees.  Other non-interest expense increased 14.08 percent from $696,000 during the three months ended September 30, 2001 to $794,000 during the three months ended September 30, 2002.  The increase in this category was attributed to increases in communication charges from the prior year.  The increased communication changes resulted from improvements in technology to enhance products/services.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans.  Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs.  The September 30, 2002 allowance for loan losses was $1,881,000 or 1.38 percent of total loans outstanding compared with $1,505,000 or 1.23 percent of total loans outstanding at December 31, 2001.  The loan loss allowance increased primarily due to the amount of loans outstanding.  Management has also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk.  Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.  The following table provides certain information regarding non-performing assets.

	09/30/02	12/31/01

	(Dollars in Thousands)
Non-Accruing Loans	$195	434
Accruing Loans Delinquent 90 days or more	560	263
Foreclosed Assets	—	133
Restructured Loans	658	914

Total Non-Performing Assets	$1,413	$1,744

Percentage of total assets	.77%	1.04%

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements.  The Company’s liquidity position remained substantially constant during the nine-month period ended September 30, 2002.

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

Item 3

Controls and Procedures

Within ninety (90) days prior to the filing date of this report, the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to alert the Company to material information required to be included in reports filed with the Securities and Exchange Commission.  Subsequent to the date of the evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II
 Other Information

ITEM 1.	Legal Proceedings: Not applicable
ITEM 2.	Changes in Securities: Not applicable
ITEM 3.	Defaults upon Senior Securities: Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders:
ITEM 5.	Other Information: Not applicable
ITEM 6.	Exhibits

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

Date: November 12, 2002

By:	/s/ LEE JOHNSON JR.

Lee Johnson, Jr. President/Chief Executive Officer

By:	/s/ FOHLIETTE W. BECOTE

Fohliette W. Becote Secretary/Treasurer

CERTIFICATIONS

I, Lee Johnson, Jr., certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of M&F Bancorp, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”); and

             c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

             a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ LEE JOHNSON, JR.

President/Chief Executive Officer

CERTIFICATIONS

I, Fohliette W. Becote, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of M&F Bancorp, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of September 30, 2002 (the “Evaluation Date”); and

             c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

             a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002	/s/ FOHLIETTE W. BECOTE

Secretary/Treasurer (Chief Financial Officer)