Form 10KSB
period 2002-12-31
M&F BANCORP INC /NC/
filed 2003-03-31
CIK 1094738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                          Commission file number 027307

                                M&F BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           NORTH CAROLINA                                 56-1980549
   -------------------------------          ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

           2634 Chapel Hill Blvd.
           Durham, North Carolina                          27707-2800
  ----------------------------------------                 ----------
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

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $10,543,716 based on the closing price of such common stock on February 24, 2003, which was $12.51 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 842,823 shares of common stock, outstanding at March 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of M&F Bancorp, Inc. for the year ended December 31, 2002 (the "Annual Report") are incorporated by reference into Part I, Part II and Part IV.

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on May 13, 2003 (the "Proxy Statement"), are incorporated by reference into Part III.


This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like "expect," "anticipate," "estimate" and "believe," variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank's markets, (2) changes in the interest rate environment,
(3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards,
(5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

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

MARKET AREA

        The Bank has three offices in Durham, North Carolina, two offices in Raleigh, North Carolina, two offices in Charlotte, North Carolina, and one office in Winston-Salem, North Carolina. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2002, Durham had 12 commercial banks, and the Bank ranked 6th in deposit size. Raleigh had 20 commercial banks, and the Bank ranked 15th in deposit size. The Bank ranked 15th in deposit size out of 18 commercial banks in Charlotte. There were 12 commercial banks in Winston-Salem, and the Bank ranked 11th in deposit size.

LENDING ACTIVITIES

        General. The Bank's primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2002, approximately 90.4% of the Bank's loan portfolio was secured by real property, 7.2% was secured by personal property, and 2.4% was unsecured. On December 31, 2002, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $2.9 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

        Loan Portfolio Composition. The Bank's consolidated gross loan portfolio totaled approximately $140.7 million at December 31, 2002 representing 75.1% of the Bank's total assets. At December 31, 2002, approximately 20.2% of the Bank's gross loan portfolio was composed of adjustable rate loans, and approximately 79.8% of the Bank's gross loan portfolio was composed of fixed rate loans. At December 31, 2002, approximately $7.9 million, or 5.6%, of the Bank's gross loan portfolio was composed of consumer loans. On such date, approximately $75.2 million, or 53.4 %, of the Bank's gross loan portfolio was composed of commercial loans and approximately $57.6 million, or 41.0 %, consisted of real estate loans.

        Origination, Purchase and Sale of Loans. Residential mortgage loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, the Bank believes such loans are saleable in the secondary market. However, the Bank did not purchase or sell any loans in fiscal 2002 or 2001.

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

        As of December 31, 2002, the Bank had approximately $2.17 million of loans classified as "substandard," $92,600 of loans classified as "doubtful," and $64,300 loans classified as "loss." Total classified assets as of December 31, 2002 and 2001 were approximately $2.3 million and $2.5 million, respectively.

        In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets which possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered "special mention" assets and do not yet warrant adverse classification. At December 31, 2002, the Bank had approximately $4.9 million of loans in the "special mention" category, as compared to $2.0 million at December 31, 2001.

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

        On December 31, 2002, the Bank's investment securities portfolio totaled approximately $30.5 million and consisted of U.S. Treasury and U.S. Government agency securities, corporate bonds, obligations of states and political subdivisions and equity securities.

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

        Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2002 and 2001, the Bank's deposits totaled approximately $149.8 million and $135.4 million, respectively.

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

COMPETITION

        The Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2002, the Bank's market share of the deposits in Durham, North Carolina was approximately 2.37%, and less than one percent in Raleigh, Charlotte and Winston-Salem, North Carolina.

EMPLOYEES

        As of December 31, 2002, the Bank had 93 full-time equivalent employees.

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

        Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2002.

        Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state member banks; (ii) received a one or two rating in its last examination; and
(iii) is not the subject of any unresolved supervisory issues.

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

        Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2002, the Bank was in compliance with this requirement.

        Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions' records of meeting the credit needs of their communities, using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance," and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a "outstanding " rating in its last CRA examination which was conducted during December 1997.

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

        The Gramm-Leach-Bliley Act. Federal legislation adopted by Congress during 1999, the Gramm-Leach-Bliley Act (the "GLB Act"), has dramatically changed various federal laws governing the banking, securities, and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

        In general, the GLB Act (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and (vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

        The GLB Act has expanded opportunities for the Bank to provide other services and obtain revenues in the future but, at present, it has not had a significant effect on our respective operations as they are presently conducted. However, this expanded authority also may present us with new challenges as we compete with larger financial institutions that expand their services and products into the same areas that are now feasible for smaller, community-oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

        USA Patriot Act. In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through many means, including broadened anti-money laundering requirements. For example, by way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act encourages information sharing among banks, bank regulatory agencies, and law enforcement bodies to prevent money laundering. Additionally, Title III of the USA PATRIOT ACT imposes several affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

        Pursuant to Section 352 of the USA PATRIOT Act, all financial institutions must establish anti-money laundering programs that include, at a minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Also, Section 326 of the Act requires certain minimum standards with respect to customer identification and verification.
Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Furthermore, effective December 25, 2001, financial institutions were prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

        Bank regulators are directed to consider a company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

        Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others have been and will be implemented over the coming months.

        In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

        The full impact of the Sarbanes-Oxley Act cannot be fully measured until the SEC completes its actions to implement the numerous provisions for which Congress has delegated implementation authority. The economic and operational effects of this new legislation on public companies, including the Company, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, the Company will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in its market.

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

ITEM 2.        DESCRIPTION OF PROPERTY

        At December 31, 2002, the Company conducted its business from the headquarters office in Durham, North Carolina, and its eight branch offices in Durham, Raleigh, Charlotte and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank's properties as of December 31, 2002. Unless indicated otherwise, the Bank owns the properties. Rentals paid by the Bank under leases totaled $36,901 for the fiscal year ended December 31, 2002.

                                                           NET BOOK
                                                           VALUE OF
               ADDRESS                                     PROPERTY
        -----------------------------------------       --------------

        Main Banking Office                             $        6,163
        116 West Parrish Street
        Durham, North Carolina (Leased)

        Corporate Office                                     3,131,970
        2634 Chapel Hill Boulevard
        Durham, North Carolina

        Mutual Plaza                                               -0-
        Durham, North Carolina (Leased)

                                                           NET BOOK
                                                           VALUE OF
                         ADDRESS                           PROPERTY
        -----------------------------------------       --------------

        2705 Chapel Hill Boulevard                             318,529
        Durham, North Carolina

        13 East Hargett Street                                  55,712
        Raleigh, North Carolina

        1824 Rock Quarry Road                                   87,197
        Raleigh, North Carolina (Lease Land Only)

        2101 Beatties Ford Road                                    675
        Charlotte, North Carolina

        101 Beatties Ford Road                                 211,236
        Charlotte, North Carolina

        770 Martin Luther King Drive                           909,901
        Winston-Salem, North Carolina

        100 Shanta Drive                                       585,000
        Raleigh, North Carolina (Land Only)

The total net book value of the Company's furniture, fixtures and equipment on December 31, 2002 was $685,946. All properties are considered by management to be in good condition and adequately covered by insurance. Additional information about the Company's property is set forth in Note 6 to the consolidated financial statements, which note is incorporated herein by reference.

        Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2002, the Bank recorded $50,000 in real estate acquired in settlement of loans.

ITEM 3.        LEGAL PROCEEDINGS

        From time to time the Company may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company's financial condition or operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is set forth under the section captioned "Shareholders' Equity and Dividends" on pages 24 and 25 of the Annual Report, which section is incorporated herein by reference. See "Item 1.
BUSINESS--Supervision and Regulation-Dividend and Repurchase Limitations" above for regulatory restrictions which limit the ability of the Company to pay dividends. See "Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" below for information or equity compensation plans.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The information required by this Item is set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 to 26 of the Annual Report, which section is incorporated herein by reference.

ITEM 7.        FINANCIAL STATEMENTS

        The consolidated financial statements of the Company set forth on pages 27 through 46 of the Annual Report are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned "Proposal 1 - Election of Directors - Nominees for Election at this Annual Meeting" on pages 14 and 15 of the Proxy Statement and "Executive Officers" on page 6 of the Proxy Statement, which sections are incorporated herein by reference.

        The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" set forth on page 3 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 10.       EXECUTIVE COMPENSATION

        The information required by this Item is set forth under the sections captioned "Board of Directors and Its Committees - How Are Directors Compensated?" on page 7 and "Executive Compensation" on pages 8 through 14 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference from the section captioned "Stock Ownership" on pages 3 through 5 of the Proxy Statement and "Executive Compensation - Equity Compensation Plan Information" on page 10 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See the section captioned "Executive Compensation - Indebtedness of and Transactions with Management" on page 14 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

13(a)1 Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit (13) and incorporated herein by reference)

       (a)     Independent Auditors' Report

       (b)     Consolidated Statements of Condition as of December 31, 2002 and
               2001

       (3) Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

               (d) Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

               (e) Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

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

               Exhibit (3)(iii)         Amended and Restated Article  III,
                                Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the

                               Form 10-QSB for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002.

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

               Exhibit (11)            Statement Regarding Computation of Per
                               Share Earnings.

               Exhibit (13)            M&F Bancorp, Inc. 2002 Annual Report to
                               Stockholders, excluding pages 2 through 9.

               Exhibit (21)            Subsidiaries of M&F Bancorp, Inc.

               Exhibit (23)            Consent of Deloitte & Touche LLP.

               Exhibit (99)            Certification pursuant to 18 U.S.C.
                               Section 1350.

ITEM 14.       CONTROLS AND PROCEDURES

        The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company's Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company's financial reporting process.

        The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Bank's management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       M&F Bancorp, Inc.


                                       By: /s/ Lee Johnson, Jr.
                                          --------------------------------------
                                           Lee Johnson, Jr.
                                           President and Chief Executive Officer

                                       Date:    March 18, 2003

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                            Title                            Date
-------------------------------        ----------------------------------       --------------
 /s/ Lee Johnson, Jr.                  President, Chief Executive Officer       March 18, 2003
-------------------------------        and Director
Lee Johnson, Jr.                       (Principal Executive Officer)

 /s/ Fohliette W. Becote               Secretary and Treasurer                  March 18, 2003
-------------------------------        (Principal Financial and Principal
Fohliette W. Becote                    Accounting Officer)

 /s/ Benjamin S. Ruffin                Director                                 March 18, 2003
-------------------------------
Benjamin S. Ruffin

 /s/ Joseph M. Sansom                  Director                                 March 18, 2003
-------------------------------
Joseph M. Sansom

 /s/ Aaron L. Spaulding                Director                                 March 18, 2003
-------------------------------
Aaron L. Spaulding

 /s/ Genevia G. Fullbright             Director                                 March 18, 2003
-------------------------------
Genevia G. Fullbright

 /s/ Maceo K. Sloan                    Director                                 March 18, 2003
-------------------------------
Maceo K. Sloan

                                 CERTIFICATIONS

            I, Lee Johnson, Jr. certify that:

1.      I have reviewed this annual report on Form 10-KSB of M & F Bancorp,
        Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                   /s/ Lee Johnson, Jr.
                                       -----------------------------------------
                                       Lee Johnson, Jr.
                                       President and Chief Executive Officer

                                 CERTIFICATIONS

I, Fohliette W. Becote, certify that:

1.      I have reviewed this annual report on Form 10-KSB of M & F Bancorp,
        Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003                   /s/ Fohliette W. Becote
                                       -----------------------------------------
                                       Fohliette W. Becote
                                       Secretary, Treasurer and Chief Financial
                                       Officer

                                INDEX TO EXHIBITS

EXHIBIT NO.                                 DESCRIPTION
-----------     ----------------------------------------------------------------

Exhibit (11)    Statement Regarding Computation of Per Share Earnings

Exhibit (13)    M&F Bancorp, Inc. 2002 Annual Report to Stockholders, excluding pages 2 through 9

Exhibit (21)    Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)    Consent of Deloitte & Touche LLP

Exhibit (99)    Certification Pursuant to 18 U.S.C. Section 1350