Form 10QSB
period 2003-03-31
M&F BANCORP INC /NC/
filed 2003-05-15
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2003

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

Common Stock no par value 842,843

Outstanding at April 18, 2003

Transitional Small Business Disclosure Format (Check one):

Yes  ☐  No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Cash and amounts due from fin. institutions	$7,673	$4,759
Interest-earning deposits in financial institutions	6,265	1,119

Cash and cash equivalents	13,938	5,878
Securities available for sale (cost of $25,341 and $28,718, respectively)	26,047	28,753
Securities held to maturity (fair value $913 and $920, respectively)	884	883
Loans:
Commercial, financial and agricultural loans	81,228	75,239
Real estate-construction loans	7,912	8,532
Real estate-mortgage loans	51,625	51,620
Installment loans to individuals	5,590	5,352

Total Loans	146,355	140,743
Unearned income	(617)	(587)
Allowance for loan losses	(2,132)	(2,022)

Net Loans	143,606	138,134
Premises and equipment, net	6,014	5,992
Other assets	7,998	7,791

TOTAL ASSETS	$198,487	$187,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	138,257	124,085
Non-interest-bearing deposits	27,213	25,733

Total Deposits	165,470	149,818
Other borrowings	11,847	16,553
Other liabilities	2,732	2,873

Total Liabilities	180,049	169,244
Shareholders’ Equity:
Common stock	5,892	5,892
Retained earnings Accumulated other comprehensive income	12,612 (66)	12,378 (83)

Shareholders’ Equity	18,438	18,187

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$198,487	$187,431

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	March 31, 2003	March 31, 2002
Three months ended
Interest income:
Interest on loans	$2,660	$2,521
Securities:
Taxable	174	253
Tax exempt	101	107
Other interest	19	21

Total interest income	2,954	2,902

Interest expense:
Interest-bearing demand	28	28
Savings	360	268
Time deposits	297	457
Interest on federal funds & borrowings	159	154

Total interest expense	844	907

Net interest income	2,110	1,995
Provision for loan losses	125	184

Net interest income after provision for loan losses	1,985	1,811
Non-interest income	454	503
Salaries & employee benefits	1,266	1,256
Other non-interest expense	760	794

Income before taxes	413	264
Income tax expense	103	70

Net income	$310	$194

Earnings per common share:
Basic and diluted	$0.37	$0.23
Weighted average common shares outstanding:
Basic and diluted	843	854
Dividends per common share:
Basic and diluted	$0.09	$0.08

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	March 31, 2003	March 31, 2002
Beginning balance, January 1	$18,187	$17,853
Net income	310	194
Other Comprehensive Income	17	44
Dividends	(76)	(68)

Ending Balance, March 31	$18,438	$18,023

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except per share data)

	March 31, 2003	March 31, 2002
Three months ended:
Cash flows provided by operating activities:
Net income	$310	$194
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	125	184
Depreciation and amortization	78	92
Deferred income taxes	32	180
(Gain) Loss on disposal of assets Deferred loan fees	(5 29)	39 43
Income taxes receivable	(132)	283
Interest receivable	221	37
Prepaid expenses and other assets	(84)	37
Accrued expenses and other liabilities	(85)	(19)
Other	3	(176)

Net cash provided by operating activities	492	894
Cash flows used in Investing Activities:
Proceeds from sales, calls and maturities of securities (AFS)	4,350	2,180
Purchase of securities (AFS)	(2,025)	(500)
Net increase in loans	(5,613)	(3,774)
Purchase of premises and equipment	(81)	(42)

Net cash used in investing activities	(3,369)	(2,136)
Net Cash Provided by (used in) Financing Activities:
Net increase (decrease) in demand and savings deposits	7,631	(9,741)
Net increase in certificates of deposit	8,088	1,284
Repayment of FHLB Borrowings	(4,706)	—
Cash dividends	(76)	(68)

Net cash provided by (used in) financing activities	10,937	(8,389)
Net Increase (decrease) in cash and cash Equivalents	8,060	(7,147)
Cash and Cash Equivalents at the Beginning of the Period	5,878	9,815

Cash and Cash Equivalents at the End of the Period	$13,938	$16,962

See notes to condensed consolidated financial statements.

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation have been included.

2. Loans and Allowance for Possible Loan Losses

Interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on non-accrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The allowance for possible loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three-month periods ended March 31, 2003 and March 31, 2002, 82,200 stock options were excluded from the computations of diluted earnings per share because the impact of their inclusion would be antidilutive.

4. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of March 31, 2003 and December 31, 2002, the capital levels are as indicated below:

Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital

March 31, 2003	12.98%	11.42%	9.14%	6.00%
December 31, 2002	13.42%	11.85%	9.38%	6.00%

a)	to risk weighted assets
b)	to average assets

5. Common Stock Cash Dividends

On March 18, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share to all shareholders of record on April 2, 2003 payable April 11, 2003. The dividend reduced shareholders’ equity by $75,944.

6. Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the three-month periods ended March 31, 2003 and 2002 would have been as follows (in thousands):

	2003	2002
Net income:
As reported	$310	$194

Deduct—total stock based employee compensation expense determined under fair value based method for all awards	(5)	(5)

Pro forma	$305	$189

Basic and diluted earnings per share:
As reported	$0.37	$0.23
Pro forma	$0.36	$0.22

7. New Accounting Standards

Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also classifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation did not have any impact on the Company.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.

Certain accounting policies require us to make significant estimates and assumptions which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. Two of the more critical accounting and reporting policies include the Company’s accounting for the allowance for possible loan losses and pension costs. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Allowance for Possible Loan Losses

The allowance for possible loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owned. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

See “Non-performing assets and allowance for loan losses” herein for a complete discussion.

Pension Plans

The Company maintains a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full time employees and an unfunded excess plan to provided benefits to a select group of highly compensated employees to provided benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the tax law.

The pension cost is determined based on a number of actuarial assumptions, including an expected long-term rate of return on Qualified Plan assets of 8 percent. In developing our expected long-term rate of return assumption, we evaluated input from our actuaries and investment advisors, including the expected return of the asset class, in which all assets are invested, a Value Builder mutual fund, and the historical return on the fund in which the assets are invested. The 10-year and 20-year compounded annual net rates of return for this fund are 8.77 percent and 8.87 percent, respectively.

We base our determination of pension expense (or income) on the fair market value of assets at each measurement date. Gains or losses resulting from investment performance that deviate from the expected return are included in the total amount of accumulated experience gains or losses. Under the method prescribed by generally accepted accounting principals, the pension cost for any year includes the amortization of the excess of any previously unrecognized over 10 percent of the fair value of plan assets, or 10 percent of the plan’s projected benefit obligation, if greater, over the average expected future working lifetime of the covered employees.

The discount rate that we utilize for determining the value of future obligations is based on a review of the yields of high quality fixed income securities, as measured by the yield on highest rated long-term bonds given by a recognized rating agency. Actual pension cost for subsequent fiscal periods will depend on future investment performance of plan assets, changes in the future discount rates and various other factors related to the characteristics of current and former employees participating in our pension plans.

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. It is intended to assist you in understanding the financial condition and the results of operations for the three months ended March 31, 2003 and 2002.

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

Financial Condition

Total assets increased 5.90 percent to $198,487,000 at March 31, 2003 from $187,431,000 at December 31, 2002 primarily due to a $9.1 million increase in interest bearing deposits in financial institutions and a $5.6 million increase in gross loans outstanding.

Total loans increased 3.99 percent to $146,355,000 at March 31, 2003 from $140,743,000 at December 31, 2002. Management increased the required sales calls for lenders. The increased sales focus during the fourth quarter in 2002 resulted in an increased volume of commercial loan closings during the first quarter of 2003. The increase is not expected to impact the quality of loans made as the lending standards and policies have not been compromised. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of the loan portfolio. This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

The investment portfolio balance as of March 31, 2003 was $26,931,000 compared to $29,636,000 at December 31, 2002. Maturing investment securities and deposits were used to fund loan demand and satisfy liquidity needs. Approximately 97 percent of the portfolio was classified as available-for-sale at March 31, 2003 and December 31, 2002. All securities purchased during 2003 and 2002 were classified as available-for-sale.

The increase in interest-earning deposits in financial institutions is due to the Company’s desire to enhance liquidity needs.

Deposits increased 10.45 percent to $165,470,000 at March 31, 2003 from $149,818,000 at December 31, 2002. The majority of the growth was a result of increased balances on certificates of deposit, 10.41 percent. The Company priced the accounts favorably to attract deposits to meet the increased loan growth.

Total shareholders’ equity increased 1.38 percent to $18,438,000 as of March 31, 2003 from $18,187,000 at December 31, 2002. The increase was primarily due to year-to-date net income of $310,000 partially offset by dividends declared of $76,000.

Results of Operations—Comparison for the three months ended March 31, 2003 and 2002

Net income for the three months ended March 31, 2003 increased 59.79 percent to $310,000 compared to $194,000 for the same period in 2002, primarily as a result of a significant decrease in the Company’s cost of funds. Total interest income was $2,954,000 for the three months ended March 31, 2003 compared to $2,902,000 for the comparable period in 2002. The primary reason for the increase was attributed to the increase in interest income on loans of $139,000 which was partially offset by decreases in interest income on securities of $85,000 for the three months ended March 31, 2003 compared with the comparable period in 2002.

Interest income on loans increased $139,000 primarily due to an increase in the average loans outstanding to $141,463,000 from $123,611,000 for the three months ended March 31, 2003 and 2002, respectively, partially offset by a decline in yield from 7.04 percent to 5.62 percent. Interest income on securities decreased 23.61 percent when comparing the three months ended March 31, 2003 with the same period in 2002. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended March 31, 2003 declined 111 basis points compared to a yield of 3.79 percent for the same period in 2002.

Total interest expense decreased 6.95 percent to $844,000 for the three months ended March 31, 2003 from $907,000 for the three months ended March 31, 2002. The decrease in interest expense is primarily the result of time deposits repricing during the three months ended March 31, 2003 at rates 60 basis points lower, 2.15 percent compared to 2.75 percent, than in the comparable period in 2002 which attributed to a $63,000 decrease in total interest expense. This decrease in rates more than offset a higher volume of deposits.

During the three months ended March 31, 2003, the Company decreased the loan loss provision 32.07 percent from $184,000 during the three months ended March 31, 2002 to $125,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the three months ended March 31, 2003 decreased 9.74 percent to $454,000 from $503,000 for the same period in the prior year due to a small decrease in various activity-based fee accounts. Non-interest expense decreased 1.17 percent from $2,050,000 during the three months ended March 31, 2002 to $2,026,000 during the three months ended March 31, 2003. The decrease in this category was attributed to the successful implementation of cost management strategies.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The March 31, 2003 allowance for loan losses was $2,132,000 or 1.46 percent of total loans outstanding compared with $2,022,000 or 1.44 percent of total loans outstanding at December 31, 2002. The loan loss allowance increased based on the result of management’s assessment of delinquency ratios, non-performing charge-off history and composition of loans. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	03/31/03	12/31/02
	(Dollars in Thousands)
Non-Accruing Loans	$440	386
Accruing Loans Delinquent 90 days or more	529	587
Foreclosed Assets	—	50
Restructured Loans	681	611

Total Non-Performing Assets	$1,650	$1,634

Percentage of total assets.	.83%	.87%

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position remained substantially constant during the three-month period ended March 31, 2003.

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

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 2002.

Item 3 Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Bank’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II Other Information

ITEM 1. Legal Proceedings: Not applicable

ITEM 2. Changes in Securities: Not applicable

ITEM 3. Defaults upon Senior Securities: Not applicable

ITEM	4. Submission of Matters to a Vote of Security Holders: Not applicable

ITEM 5. Other Information: Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

Exhibit (4) Specimen Stock Certificate incorporated by reference to Exhibit (4) to the Form 10-KSB for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

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

Exhibit (99)(i) Certification of Lee Johnson, Jr.

Exhibit (99)(ii) Certification of Fohliette W. Becote

Exhibit (99)(iii) Certification Pursuant to 18 U.S.C. Section 1850

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F BANCORP, INC. (Registrant)
Date: May 12, 2003

By:	/s/ LEE JOHNSON JR.
Lee Johnson Jr. President/Chief Executive Officer

By:	/s/ FOHLIETTE W. BECOTE
Fohliette W. Becote Secretary/Treasurer