Form 10QSB
period 2003-06-30
M&F BANCORP INC /NC/
filed 2003-08-13
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Outstanding at August 8, 2003

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
ASSETS
Cash and amounts due from financial institutions	$8,511	$4,759
Interest-earning deposits in financial institutions	18,254	1,119

Cash and cash equivalents	26,765	5,878
Securities available for sale (cost of $25,341 and $28,718, respectively)	24,216	28,753
Securities held to maturity (fair value $913 and $920, respectively)	884	883

Loans:
Commercial, financial and agricultural loans	79,054	75,239
Real estate-construction loans	7,365	8,532
Real estate-mortgage loans	53,265	51,620
Installment loans to individuals	5,250	5,352

Total Loans	144,934	140,743
Unearned income	(599)	(587)
Allowance for loan losses	(2,209)	(2,022)

Net Loans	142,126	138,134
Premises and equipment, net	6,139	5,992
Other assets	7,686	7,791

TOTAL ASSETS	$207,816	$187,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	141,918	124,221
Non-interest-bearing deposits	32,348	25,597

Total Deposits	174,266	149,818
Other borrowings	11,841	16,553
Other liabilities	2,943	2,873

Total Liabilities	189,050	169,244

Shareholders’ Equity:
Common stock	5,892	5,892
Retained earnings Accumulated other comprehensive income	12,818 56	12,378 (83)

Total Shareholders’ Equity	18,766	18,187

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$207,816	$187,431

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Six months ended:	June 30, 2003	June 30, 2002
Interest income:
Interest on loans	$5,443	$5,070
Securities:
Taxable	312	545
Tax exempt	218	129
Other interest	60	73

Total interest income	6,033	5,817

Interest expense:
Interest-bearing demand	57	56
Savings	717	597
Time deposits	627	829
Interest on federal funds & borrowings	310	309

Total interest expense	1,711	1,791

Net interest income	4,322	4,026
Provision for loan losses	250	369

Net interest income after provision for loan losses	4,072	3,657
Non-interest income	1,031	996
Salaries & employee benefits	2,691	2,421
Other non-interest expense	1,469	1,421

Income before taxes	943	811
Income tax expense	351	224

Net income	$592	$587

Earnings per common share:
Basic and diluted	$0.70	$0.69
Weighted average common shares outstanding:
Basic and diluted	843	851
Dividends per common share:
Basic and diluted	$0.18	$0.16

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Three months ended:	June 30, 2003	June 30, 2002
Interest income:
Interest on loans	$2,783	$2,549
Securities:
Taxable	138	292
Tax exempt	117	22
Other interest	41	52

Total interest income	3,079	2,915

Interest expense:
Interest-bearing demand	29	28
Savings	357	329
Time deposits	330	372
Interest on federal funds & other borrowings	151	155

Total interest expense	867	884

Net interest income	2,212	2,031
Provision for loan losses	125	183

Net interest income after provision for loan losses	2,087	1,848

Non-interest income	577	493
Salaries & employee benefits	1,425	1,167
Other non-interest expense	709	627

Income before taxes	530	547
Income tax expense	248	154

Net income	$282	$393

Earnings per share common equivalent shares:
Basic and diluted	$0.33	$0.46
Weighted average common shares outstanding:
Basic and diluted	843	846
Dividends per common share:
Basic and diluted	$0.09	$0.08

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	June 30, 2003	June 30, 2002
Beginning balance, January 1	$18,187	$17,853
Net income	592	587
Other comprehensive income	139	389
Common stock repurchase (10,902 shares @ $9.75)	—	(106)
Dividends	(152)	(136)

Ending Balance, June 30	$18,766	$18,587

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except per share data)

Six months ended:	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$592	$587
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	250	369
Depreciation and amortization	149	198
Deferred income taxes	(83)	114
Gain on disposal of assets Deferred loan fees	(8 12)	(45 68)
Income taxes receivable	7	(609)
Interest receivable	178	(38)
Prepaid expenses and other assets	37	1,145
Accrued expenses and other liabilities	(32)	(521)

Net cash provided by operating activities	1,102	1,268

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	8,157	1,680
Purchase of securities (AFS)	(3,525)	(2,200)
Net increase in loans	(4,176)	(5,445)
Purchase of premises and equipment	(261)	(125)

Net cash provided by (used in) investing activities	195	(6,090)
Cash flows from financing activities:
Net increase in demand and savings deposits	11,998	13,260
Net increase in certificates of deposit	12,450	(2,159)
Repayment of FHLB Borrowings	(4,706)	—
Cash dividends	(152)	(68)

Net cash provided by financing activities	19,590	11,033
Net increase in cash and cash Equivalents	20,887	6,211
Cash and cash equivalents at the beginning of the period	5,878	9,815

Cash and cash equivalents at the end of the period	$26,765	$16,026

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

Certain 2002 amounts have been reclassified to conform to 2003 classifications.

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

For the homogeneous pools of loans that have not been specially identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality.

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three-month and six-month periods ended June 30, 2003 and June 30, 2002, 82,200 stock options were excluded from the computations of diluted earnings per share because the impact of their inclusion would be antidilutive.

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

Capital
		(a)	(b)	Minimum
	Risk Based	Tier 1	Tier 1	Required Capital
June 30, 2003	13.21%	11.64%	8.75%	6.00%
December 31, 2002	13.42%	11.85%	9.38%	6.00%

a) to risk weighted assets

b) to average assets

5. Common Stock Cash Dividends

On June 18, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share to all shareholders of record on July 2, 2003 payable July 11, 2003. The dividend reduced shareholders’ equity by $75,854.

On March 18, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share to all shareholders of record on April 2, 2003 payable April 11, 2003. The dividend reduced shareholders’ equity by $75,854.

6. Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the six-month periods ended June 30, 2003 and 2002 would have been as follows (in thousands):

	Three Months		Six Months
	2003	2002	2003	2002
Net income:
As reported	$2812	$393	$592	$587

Deduct – total stock based employee compensation expense determined under fair value based method for all awards	(3)	(3)	(6)	(6)
Pro forma	$279	$390	$586	$581

Basic and diluted earnings per share:
As reported	$0.34	$0.46	$0.70	$0.69
Pro forma	$0.33	$0.46	$0.69	$0.68

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective for the Company on January 31, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position and results of operations.

New Accounting Standards – In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions,” which provides guidance on the accounting for the acquisition of a financial institution and supersedes the specialized accounting guidance provided in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS No. 147 became effective upon issuance and requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify these assets to goodwill. SFAS No. 147 also modifies SFAS No. 144 to include in its scope long-term customer-relationship intangible assets and thus subject those intangible assets to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets.

Although SFAS No. 147 may affect how future business combinations, if undertaken, are accounted for and disclosed in the financial statements, the issuance of the new guidance had no effect on the Company’s results of operations or financial position because the Company does not have any assets subject to the specialized accounting guidance provided in SFAS No. 72 or SFAS No. 147.

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

For homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective as it requires material estimates and unanticipated future adverse changes, in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

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

The benefit cost and obligation are dependent on assumptions used by actuaries in calculating such amounts. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2002 on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. It is intended to assist you in understanding the financial condition and the results of operations for the six months ended June 30, 2003 and 2002.

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

Financial Condition

Total assets increased 10.88 percent to $207,816,000 at June 30, 2003 from $187,431,000 at December 31, 2002 primarily due to a $17.1 million increase in interest bearing deposits in financial institutions and a $4.1 million increase in gross loans outstanding.

Total loans increased 2.98 percent to $144,934,000 at June 30, 2003 from $140,743,000 at December 31, 2002. Management increased the required sales calls for lenders. This increased sales focus resulted in an increased volume of commercial loan closings during 2003. The increase is not expected to impact the quality of loans made as the lending standards and policies have not been compromised. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of the loan portfolio. This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

The investment portfolio balance as of June 30, 2003 was $25,100,000 compared to $29,636,000 at December 31, 2002. Maturing investment securities and deposits were used to fund loan demand and satisfy liquidity needs. Approximately 96 percent of the portfolio was classified as available-for-sale at June 30, 2003 and December 31, 2002. All securities purchased during 2003 and 2002 were classified as available-for-sale.

The increase in interest-earning deposits in financial institutions is due to the Company’s desire to provide for anticipated liquidity needs.

Deposits increased 16.32 percent to $174,266,000 at June 30, 2003 from $149,818,000 at December 31, 2002. The majority of the growth was a result of increased balances on certificates of deposit of 27.49 percent. The Company priced the accounts favorably to attract deposits to meet the increased loan growth and provide liquidity. The increase in non-interest bearing deposits of $6.6 million when comparing June 30, 2003 with December 31, 2002, was largely attributed to several customers receiving funds at the end of their fiscal year. The funds are not anticipated to remain in non-interest bearing deposits long-term.

Total shareholders’ equity increased 3.18 percent to $18,766,000 as of June 30, 2003 from $18,187,000 at December 31, 2002. The increase was primarily due to year-to-date net income of $592,000 partially offset by dividends declared of $152,000.

Results of Operations—Comparison for the six months and three months ended June 30, 2003 and 2002

Net income for the six months ended June 30, 2003 increased .85 percent to $592,000 compared to $587,000 for the same period in 2002. Total interest income was $6,033,000 for the six months ended June 30, 2003 compared to $5,817,000 for the comparable period in 2002. The primary reason for the increase was attributed to the increase in interest income on loans of $373,000 which was partially offset by decreases in interest income on securities of $144,000 for the six months ended June 30, 2003 compared with the comparable period in 2002.

Interest income on loans increased $373,000 primarily due to an increase in the average loans outstanding to $142,550,000 from $129,353,000 for the six months ended June 30, 2003 and 2002, respectively, partially offset by a decline in yield from 7.93 percent to 7.64 percent. Interest income on securities decreased 21.02 percent when comparing the six months ended June 30, 2003 with the same period in 2002. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended June 30, 2003 declined 23 basis points compared to a yield of 4.70 percent for the same period in 2002.

Total interest expense decreased 4.47 percent to $1,711,000 for the six months ended June 30, 2003 from $1,791,000 for the six months ended June 30, 2002. The decrease in interest expense is primarily the result of time deposits repricing during the six months ended June 30, 2003 at significantly lower rates. The rates paid on time deposits were approximately 1.97 percent for the six months ended June 30, 2003 as compared to 2.49 percent, for the comparable period in 2002. This decrease in rates more than offset a higher volume of deposits.

During the six months ended June 30, 2003, the Company decreased the loan loss provision 32.25 percent from $369,000 during the six months ended June 30, 2002 to $250,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the six months ended June 30, 2003 increased 3.51 percent to $1,031,000 from $996,000 for the same period in the prior year due to a small increase in various activity-based fee accounts. Non-interest expense increased 8.30 percent from $3,842,000 during the six months ended June 30, 2002 to $4,160,000 during the six months ended June 30, 2003.

Net income for the three months ended June 30, 2003 decreased 28.24 percent to $282,000 compared to $393,000 for the same period in 2002, primarily as a result of a significant decrease in the Company’s cost of funds on deposits. Total interest income was $3,079,000 for the three months ended June 30, 2003 compared to $2,915,000 for the comparable period in 2002. The primary reason for the increase was attributed to the increase in interest income on loans of $234,000 which was partially offset by decreases in interest income on securities of $59,000 for the three months ended June 30, 2003 compared with the comparable period in 2002.

Interest income on loans increased $234,000 primarily due to an increase in the average loans outstanding to $134,277,000 from $126,220,000 for the three months ended June 30, 2003 and 2002, respectively, partially offset by a decline in yield from 8.07 percent to 7.77 percent. Interest income on securities decreased 19.78 percent when comparing the three months ended June 30, 2003 with the same period in 2002. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended June 30, 2003 declined 26 basis points compared to a yield of 4.34 percent for the same period in 2002.

Total interest expense decreased 1.92 percent to $867,000 for the three months ended June 30, 2003 from $884,000 for the three months ended June 30, 2002. The decrease in interest expense is primarily the result of time deposits repricing during the three months ended June 30, 2003 at significantly lower rates. The rates paid on time deposits were approximately 1.64 percent for the three months ended March 31, 2003 as compared to 1.99 percent, for the comparable period in 2002. This decrease in rates more than offset a higher volume of deposits.

During the three months ended June 30, 2003, the Company decreased the loan loss provision 31.69 percent from $183,000 during the three months ended June 30, 2002 to $125,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the three months ended June 30, 2003 increased 17.03 percent to $577,000 from $493,000 for the same period in the prior year due to income from bank-owned life insurance. Non-interest expense increased 18.95 percent from $1,794,000 during the three months ended June 30, 2002 to $2,134,000 during the three months ended June 30, 2003. The increase in this category was primarily due to increased salaries from salary increases during the quarter and increased pension costs resulting from plan modifications.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The June 30, 2003 allowance for loan losses was $2,209,000 or 1.52 percent of total loans outstanding compared with $2,022,000 or 1.44 percent of total loans outstanding at December 31, 2002. The loan loss allowance increased based on the result of management’s assessment of delinquency ratios, non-performing charge-off history and composition of loans. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	06/30/03	12/31/02
	(Dollars in Thousands)
Non-Accruing Loans	$422	386
Accruing Loans Delinquent 90 days or more	1,069	587
Foreclosed Assets	54	50
Restructured Loans	660	611

Total Non-Performing Assets	$2,205	$1,634

Percentage of total assets	1.06%	.87%

Loans delinquent 90 days or more and still accruing, increased significantly from year end due to several residential mortgages in varying stages of foreclosure.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position remained substantially constant during the six-month period ended June 30, 2003.

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

Item 3

Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Item 2, Management’s Discussion of Financial Condition and Results of Operations, above, under the caption “Liquidity, Interest Rate Sensitivity and Market Risk.”

Item 4

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM	1. Legal Proceedings: Not applicable
ITEM	2. Changes in Securities: Not applicable
ITEM	3. Defaults upon Senior Securities: Not applicable
ITEM	4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 13, 2003 shareholders were asked to vote on the following:

(a) Election of seven (7) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2004. The seven nominated directors were elected:

Director	Votes in Favor	Votes Withheld
Willie T. Closs, Jr.	595,232	459
Genevia Gee Fulbright	595,279	412
Lee Johnson, Jr.	595,279	412
Benjamin S. Ruffin	594,565	1,126
Joseph M. Sansom	595,279	412
Maceo K. Sloan	595,279	412
Aaron L. Spaulding	595,279	412

(b) Ratification of the selection of Deloitte and Touche, L.L.P. as the independent auditor for M&F Bancorp, Inc. for the fiscal year ending December 31, 2003.

The selection was ratified; there were 593,452 votes in favor; 1,525 votes against; and 252 abstentions.

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

Exhibit (31.1) Certification of Lee Johnson, Jr.

Exhibit (31.2) Certification of Fohliette W. Becote

Exhibit (32) Certification Pursuant to 18 U.S.C. Section 1850

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the six months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

(Registrant)

Date: August 8, 2003

By:	/s/ Lee Johnson Jr.

Lee Johnson, Jr. President/Chief Executive Officer

By:	/s/ Fohliette W. Becote

Fohliette W. Becote Secretary/Treasurer