Form 10QSB
period 2003-09-30
M&F BANCORP INC /NC/
filed 2003-11-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Outstanding at November 7, 2003

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Cash and amounts due from fin. institutions	$7,269	$4,759
Interest-earning deposits in financial institutions	12,640	1,119

Cash and cash equivalents	19,909	5,878
Securities available for sale (cost of $24,071 and $28,718, respectively)	25,255	28,753
Securities held to maturity (fair value $913 and $920, respectively)	884	883

Loans, net of unearned income	150,827	140,156
Commercial, financial and agricultural loans	84,515	75,239
Real estate-construction loans	8,852	8,532
Real estate-mortgage loans	52,458	51,620
Installment loans to individuals	5,615	5,352

Total Loans	151,440	140,743
Unearned income	(613)	(587)
Allowance for loan losses	(2,275)	(2,022)

Net loans	148,552	138,134
Premises and equipment, net	6,274	5,992
Other assets	8,280	7,791

TOTAL ASSETS	$209,154	$187,431

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	139,565	124,221
Non-interest-bearing deposits	35,652	25,597

Total Deposits	175,217	149,818
Other borrowings	11,835	16,553
Other liabilities	3,074	2,873

Total liabilities	190,126	169,244

Shareholders’ Equity:
Common stock	5,892	5,892
Retained earnings	13,141	12,378
Accumulated other comprehensive (loss)	(5)	(83)

Total shareholders’ equity	19,028	18,187

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$209,154	$187,431

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Nine months ended:	September 30, 2003	September 30, 2002
Interest income:
Interest on loans	$8,146	$7,685
Securities:
Taxable	441	704
Tax exempt	303	310
Other interest	103	92

Total interest income	8,993	8,791

Interest expense:
Interest on deposits	2,092	2,206
Interest on federal funds & borrowings	460	464

Total interest expense	2,552	2,670

Net interest income	6,441	6,121
Provision for loan losses	375	553

Net interest income after provision for loan losses	6,066	5,568

Non-interest income	1,533	1,416
Salaries & employee benefits	4,001	3,642
Other non-interest expense	2,146	2,215

Income before taxes	1,452	1,127
Income tax expense	461	307

Net income	$991	$820

Earnings per common share:
Basic and diluted	$1.18	$0.97

Weighted average common shares outstanding:
Basic and diluted	843	848

Dividends per common share	$0.27	$0.24

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Three months ended:	September 30, 2003	September 30, 2002
Interest income:
Interest on loans	$2,703	$2,615
Securities:
Taxable	129	159
Tax exempt	85	181
Other interest	43	19

Total interest income	2,960	2,974

Interest expense:
Interest on deposits	690	724
Interest on federal funds & other borrowings	150	155

Total interest expense	840	879

Net interest income	2,120	2,095
Provision for loan losses	125	184

Net interest income after provision for loan losses	1,995	1,911

Non-interest income	502	420
Salaries & employee benefits	1,310	1,221
Other non-interest expense	677	794

Income before taxes	510	316
Income tax expense	110	83

Net income	$400	$233

Earnings per share common equivalent shares:
Basic and diluted	$0.47	$0.28

Weighted average common shares outstanding:
Basic and diluted	843	843

Dividends per common share	$0.09	$0.08

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	September 30, 2003	September 30, 2002

Beginning balance, January 1	$18,187	$17,853

Net income	991	820

Other comprehensive income	78	441

Common stock repurchase (10,902 shares @ $9.75)	—	(106)

Dividends	(228)	(203)

Ending Balance, September 30	$19,028	$18,805

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except per share data)

Nine months ended:	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income	$991	$820
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	375	553
Depreciation and amortization	218	281
Deferred income taxes	(11)	86
Gain on disposal of assets	9	(45)
Deferred loan fees	(26)	143
Income taxes receivable	(253)	(496)
Interest receivable	(250)	54
Prepaid expenses and other assets	(233)	163
Accrued expenses and other liabilities	(116)	259

Net cash provided by operating activities	954	1,300

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	12,182	3,130
Purchase of securities (AFS)	(8,525)	(3,200)
Proceeds from maturity of securities (HTM)		530
Net increase in loans	(10,701)	(13,743)
Purchase of premises and equipment	(331)	(168)

Net cash used in investing activities	(7,375)	(13,431)

Cash flows from financing activities:
Net increase in demand and savings deposits	15,217	17,000
Net increase in certificates of deposit	10,181	(2,293)
Repayment of FHLB Borrowings	(4,718)	—
Cash dividends	(228)	(203)
Common Stock repurchase		(106)

Net cash provided by financing activities	20,452	14,398

Net increase in cash and cash equivalents	14,031	2,267
Cash and cash equivalents at the beginning of the period	5,878	9,815

Cash and cash equivalents at the end of the period	$19,909	$12,082

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

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three-month and nine-month periods ended September 30, 2003 and September 30, 2002, 82,200 stock options were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive due to option prices being in excess of market price.

4. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of September 30, 2003 and December 31, 2002, the capital levels are as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
September 30, 2003	12.99%	11.42%	8.66%	6.00%
December 31, 2002	13.42%	11.85%	9.38%	6.00%

a)	to risk weighted assets
b)	to average assets

5. Common Stock Cash Dividends

On September 17, 2003, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per share to all shareholders of record on October 2, 2003 payable October 10, 2003. The dividend reduced shareholders’ equity by $75,854.

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

6. Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the three-month and nine-month periods ended September 30, 2003 and 2002 would have been as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income:
As reported	$400	$233	$991	$820

Deduct – total stock based employee compensation expense determined under fair value based method for all awards	(3)	(3)	(10)	(10)
Pro forma	$397	$230	$981	$810

Basic and diluted earnings per share:
As reported	$0.47	$0.28	$1.18	$0.97
Pro forma	$0.47	$0.27	$1.16	$0.96

7. New Accounting Standards

Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, (FIN 45) Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Adoption of this interpretation did not have any impact on the Company.

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

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002. It is intended to assist you in understanding the financial condition and the results of operations for the nine months ended September 30, 2003 and 2002.

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

Financial Condition

Total assets increased 11.58 percent to $209,154,000 at September 30, 2003 from $187,431,000 at December 31, 2002 primarily due to a $14.3 million increase in interest bearing deposits in financial institutions and a $10.7 million increase in gross loans outstanding. The Company funded the growth in loans and interest-bearing deposits in financial institutions through the significant growth in deposits.

Total loans increased 7.60 percent to $151,440,000 at September 30, 2003 from $140,743,000 at December 31, 2002. Management increased the required sales calls for lenders. The increased sales focus resulted in an increased volume of commercial loan closings during 2003. The increase is not expected to impact the quality of loans made as the lending standards and policies have not been compromised. Management continues its effort to add more adjustable rate loans to the portfolio in an effort to reduce the interest rate sensitivity of the loan portfolio. This effort is normally achieved in the area of commercial loans which are primarily secured by real estate.

The investment portfolio balance as of September 30, 2003 was $26,139,000 compared to $29,636,000 at December 31, 2002. Maturing investment securities and deposits were used to fund loan demand and satisfy liquidity needs. Approximately 96.62 and 97.02 percent of the portfolio was classified as available-for-sale at September 30, 2003 and December 31, 2002 respectively. All securities purchased during 2003 and 2002 were classified as available-for-sale.

The increase in interest-earning deposits in financial institutions is due to the Company’s desire to enhance liquidity and to fund expected loan growth.

Deposits increased 16.95 percent to $175,217,000 at September 30, 2003 from $149,818,000 at December 31, 2002. The majority of the growth was a result of increased balances on certificates of deposit of 22.48 percent. The Company priced the accounts favorably to attract deposits to meet the increased loan growth and provide liquidity. The increase in non-interest bearing deposits of $10.0 million when comparing September 30, 2003 with December 31, 2002, was largely attributed to several customers receiving funds at quarter’s end. The funds are not anticipated to remain in non-interest bearing deposits long-term.

Total shareholders’ equity increased 4.62 percent to $19,028,000 as of September 30, 2003 from $18,187,000 at December 31, 2002. The increase was primarily due to year-to-date net income of $991,000 partially offset by dividends declared of $228,000.

Results of Operations – Comparison for the nine months and three months ended September 30, 2003 and 2002

Net income for the nine months ended September 30, 2003 increased 20.85 percent to $991,000 compared to $820,000 for the same period in 2002. Total interest income was $8,993,000 for the nine months ended September 30, 2003 compared to $8,791,000 for the comparable period in 2002. The primary reason for the increase was attributed to the increase in interest income on loans of $461,000 which was partially offset by decreases in interest income on securities of $270,000 for the nine months ended September 30, 2003 compared with the comparable period in 2002.

Interest income on loans increased $461,000 primarily due to an increase in the average loans outstanding to $146,115,000 from $130,940,000 for the nine months ended September 30, 2003 and 2002, respectively, partially offset by a decline in yield from 7.89 percent to 7.49 percent. Interest income on securities decreased 36.29 percent when comparing the nine months ended September 30, 2003 with the same period in 2002. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended September 30, 2003 declined 90 basis points compared to a yield of 3.82 percent for the same period in 2002.

Total interest expense decreased 4.42 percent to $2,552,000 for the nine months ended September 30, 2003 from $2,670,000 for the nine months ended September 30, 2002. The decrease in interest expense is primarily the result of time deposits repricing during the nine months ended September 30, 2003 at significantly lower rates. The rates paid on time deposits were approximately 2.39 percent for the nine months ended September 30, 2003 as compared to 3.37 percent, for the comparable period in 2002. This decrease in rates more than offset a higher volume of deposits.

During the nine months ended September 30, 2003, the Company decreased the loan loss provision 32.19 percent from $553,000 during the nine months ended September 30, 2002 to $375,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, total classified assets, charge-off history and composition of the loans in the portfolio in determining the adequacy of the current allowance for loan losses. Although non-performing assets have increased significantly from December 31, 2002, management’s assessment did not result in an increase in the provision for loan losses over budgeted levels given the current and projected balance of the allowance for loan losses.

Non-interest income during the nine months ended September 30, 2003 increased 8.26 percent to $1,533,000 from $1,416,000 for the same period in the prior year due to a small decrease in various activity-based fee accounts. Non-interest expense increased 4.95 percent from $5,857,000 during the nine months ended September 30, 2002 to $6,147,000 during the nine months ended September 30, 2003.

Net income for the three months ended September 30, 2003 increased 71.67 percent to $233,000 compared to $400,000 for the same period in 2002, primarily as a result of a significant decrease in the Company’s cost of funds on deposits. Total interest income was $2,960,000 for the three months ended September 30, 2003 compared to $2,974,000 for the comparable period in 2002. The primary reason for the increase was attributed to the increase in interest income on loans of $88,000 which was partially offset by decreases in interest income on securities of $126,000 for the three months ended September 30, 2003 compared with the comparable period in 2002.

Interest income on loans increased $88,000 primarily due to an increase in the average loans outstanding to $146,115,000 from $130,940,000 for the three months ended September 30, 2003 and 2002, respectively, partially offset by a decline in yield from 7.99 percent to 7.40 percent. Interest income on securities decreased 37.06 percent when comparing the three months ended September 30, 2003 with the same period in 2002. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended September 30, 2003 declined 110 basis points compared to a yield of 3.46 percent for the same period in 2002.

Total interest expense decreased 4.43 percent to $840,000 for the three months ended September 30, 2003 from $879,000 for the three months ended September 30, 2002. The decrease in interest expense is primarily the result of time deposits repricing during the three months ended September

30, 2003 at significantly lower rates. The rates paid on time deposits were approximately 2.33 percent for the three months ended September 30, 2003 as compared to 2.98 percent, for the comparable period in 2002. This decrease in rates more than offset a higher volume of deposits.

During the three months ended September 30, 2003, the Company decreased the loan loss provision 32.06 percent from $184,000 during the three months ended September 30, 2002 to $125,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the three months ended September 30, 2003 increased 19.52 percent to $502,000 from $420,000 for the same period in the prior year due to income from bank-owned life insurance. Non-interest expense decreased 1.39 percent from $2,015,000 during the three months ended September 30, 2002 to $1,987,000 during the three months ended September 30, 2003. The increase in this category was primarily due to increased salaries from salary increases during the quarter and increased pension costs resulting from plan modifications.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The September 30, 2003 allowance for loan losses was $2,275,000 or 1.50 percent of total loans outstanding compared with $2,022,000 or 1.44 percent of total loans outstanding at December 31, 2002. The loan loss allowance increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	09/30/03	12/31/02
	(Dollars in Thousands)
Non-Accruing Loans	$1,362	386
Accruing Loans Delinquent 90 days or more	605	587
Foreclosed Assets	139	50
Restructured Loans	724	611

Total Non-Performing Assets	$2,830	$1,634

Percentage of total assets	1.35%	.87%

Non-accruing loans increased significantly from year end due to several residential mortgages in varying stages of foreclosure. Despite this increase, management considers the allowance of loan losses of $2,275,000 at September 30, 2003 to be sufficient to cover the potential loan losses.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position increased from 12.90 percent at December 31, 2002 to 17.88 for the period ended September 30, 2003.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

ITEM 1. Legal Proceedings: Not applicable

ITEM 2. Changes in Securities: Not applicable

ITEM 3. Defaults upon Senior Securities: Not applicable

ITEM	4. Submission of Matters to a Vote of Security Holders: None

ITEM 5. Other Information: Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

No reports on Form 8-K were filed during the nine months ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date: November 7, 2003

By:	/s/ Lee Johnson Jr.
Lee Johnson, Jr.
President/Chief Executive Officer

By:	/s/ Fohliette W. Becote
Fohliette W. Becote Secretary/Treasurer