Form 10KSB
period 2003-12-31
M&F BANCORP INC /NC/
filed 2004-03-30
CIK 1094738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 027307

M&F BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

North Carolina	56-1980549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2634 Chapel Hill Blvd. Durham, North Carolina	27707-2800
(Address of Principal Executive Offices)	(Zip Code)

(919) 683-1521

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year. $14,413,709

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of a specified date within the past 60 days. $19,005,659 based on the closing price of such common stock on March 4, 2004 which was $22.55 per share.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. 842,823 shares of common stock outstanding at March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of M&F Bancorp, Inc. for the year ended December 31, 2003 (the “Annual Report”) are incorporated by reference into Part I, Part II and Part III.

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on May 11, 2004 (the “Proxy Statement”), are incorporated by reference into Part III.

This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Company. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of management of the Company and on the information available to management at the time that these disclosures were prepared. These statements can be identified by the use of words like “expect,” “anticipate,” “estimate” and “believe,” variations of these words and other similar expressions. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, (1) competition in the Bank’s markets, (2) changes in the interest rate environment, (3) general national, regional or local economic conditions may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and the possible impairment of collectibility of loans, (4) legislative or regulatory changes, including changes in accounting standards, (5) significant changes in the federal and state legal and regulatory environment and tax laws, (6) the impact of changes in monetary and fiscal policies, laws, rules and regulations and (7) other risks and factors identified in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statements.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

M&F Bancorp, Inc. (the “Company”) was formed in 1999 to serve as the holding company for Mechanics and Farmers Bank (the “Bank”). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s sole activity consists of owning the Bank. The Company’s principal source of income is any dividends which are declared and paid by the Bank on its capital stock.

The Bank is a North Carolina-chartered bank and began operations in 1908. It is engaged primarily in the business of attracting deposits from the general public and using such deposits, together with other funds, to make consumer and commercial loans. The Bank makes secured personal, automobile, home improvement, residential mortgage, commercial real estate, construction and commercial loans. The Bank also makes some unsecured consumer loans. The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-bearing investments with other depository institutions and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums and branch occupancy and related expenses.

As a North Carolina-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve governing reserves required to be maintained against deposits and other matters. The business and regulation of the Company and the Bank are also subject to legislative changes from time to time. See “SUPERVISION AND REGULATION.”

The Company has no operations and conducts no business of its own other than owning the Bank. Accordingly, the discussion of the business which follows concerns the business conducted by the Bank, unless otherwise indicated.

Market Area

The Bank has three offices in Durham, North Carolina, two offices in Raleigh, North Carolina, two offices in Charlotte, North Carolina, and one office in Winston-Salem, North Carolina. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2003, Durham had 11 commercial banks and savings associations, and the Bank ranked 6th in deposit size. Raleigh had 13 commercial banks and savings associations, and the Bank ranked 12th in deposit size. The Bank ranked 16th in deposit size out of 16 commercial banks and savings associations in Charlotte. There were 11 commercial banks and savings associations in Winston-Salem, and the Bank ranked 10th in deposit size.

Lending Activities

General. The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2003, approximately 91.73% of the Bank’s loan portfolio was secured by real property, 7.01% was secured by personal property, and 1.26% was unsecured. On December 31, 2003, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.0 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

Loan Portfolio Composition. The Bank’s consolidated gross loan portfolio totaled approximately $151.3 million at December 31, 2003 representing 68.51% of the Bank’s total assets. At December 31, 2003, approximately 26.10% of the Bank’s gross loan portfolio was composed of adjustable rate loans, and approximately 73.90% of the Bank’s gross loan portfolio was composed of fixed rate loans. At December 31, 2003, approximately $7.9 million, or 5.26%, of the Bank’s gross loan portfolio was composed of consumer loans. On such date, approximately $94.98 million, or 62.96%, of the Bank’s gross loan portfolio was composed of commercial loans and approximately $47.96 million, or 31.79%, consisted of real estate loans.

Origination, Purchase and Sale of Loans. Residential mortgage loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, the Bank believes such loans are saleable in the secondary market. The Bank did not purchase or sell any loans in fiscal 2002. In December 2003 the Bank sold $8.3 million residential mortgages in the secondary market.

Asset Classification. Applicable regulations require each insured institution to “classify” its own assets on a regular basis. In addition, in connection with examinations of financial institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. Problem assets are classified as “substandard,” “doubtful” or “loss,” depending on the presence of certain characteristics as discussed below.

An asset is considered “substandard” if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

As of December 31, 2003, the Bank had approximately $2.5 million of loans classified as “substandard,” $250,000 of loans classified as “doubtful,” and no loans classified as “loss.” Total classified assets as of December 31, 2003 and 2002 were approximately $2.7 million and $2.3 million, respectively.

In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. At December 31, 2003, the Bank had approximately $7.6 million of loans in the “special mention” category, as compared to $4.9 million at December 31, 2002.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as “loss,” it charges off the balance of the asset. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner which can order the establishment of additional loss allowances.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loans.

Management actively monitors the Bank’s asset quality, charges off loans against the allowance for loan losses when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

Investments

Interest income from investment securities generally provides a significant source of income to the Bank. In addition, the Bank receives interest income from interest on federal funds invested overnight with other financial institutions.

On December 31, 2003, the Bank’s investment securities portfolio totaled approximately $32.1 million and consisted of U.S. Treasury and U.S. Government agency securities, corporate bonds, obligations of states and political subdivisions and equity securities.

The Bank’s investment strategy is intended, among other things, to (i) provide and maintain liquidity, (ii) maintain a balance of high quality, diversified investments to minimize risk, (iii) maximize returns, and (iv) manage interest rate risk. In terms of priorities, safety is considered more important than liquidity or return on investment. The Bank does not engage in hedging activities.

Deposits and Borrowings

General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its Fed funds deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2003 and 2002, the Bank’s deposits totaled approximately $185.9 million and $149.8 million, respectively.

The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, interest-bearing and noninterest-bearing checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank’s deposits traditionally have been obtained primarily from its market areas. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area and it has no brokered deposits.

Subsidiaries

The Bank’s former wholly-owned subsidiary, Realty Services, Inc. (“Realty Services”) was dissolved in May 2001, and all assets were transferred to the Bank. Realty Services, a North Carolina corporation, acquired and managed commercial properties for use as branch offices of the Bank. During the fiscal year ended December 31, 2001, Realty Services had a net loss of $169. The financial statements of Realty Services were consolidated with those of the Bank. The Bank has no other subsidiaries.

Competition

The Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2003, the Bank’s market share of the deposits in Durham, North Carolina was approximately 2.80%, and less than one percent in Raleigh, Charlotte and Winston-Salem, North Carolina.

Employees

As of December 31, 2003, the Bank had 92 full-time and 7 part-time employees.

Supervision and Regulation

Bank holding companies and commercial banks are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of some of the basic statutes and regulations that apply to the Company and Bank, but it is not a complete discussion of all the laws that affect the Company’s and Bank’s business.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan. The Company, as a registered bank holding company, is subject to the regulation of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of North Carolina. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2003.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing Common Stock in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of North Carolina corporate law, except as set forth in this paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares may be dependent upon the Company’s receipt of dividends from the Bank.

North Carolina commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. Dividends may be paid by the Bank from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by North Carolina law. Also, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

Deposit Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 31 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding advances (borrowings) from the FHLB of Atlanta. On December 31, 2003, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance,” and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received a “outstanding “ rating in its last CRA examination which was conducted during October 2003.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

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

Transactions with Affiliates. Under current federal law, depository institutions are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Loans to One Borrower. The Bank is subject to the Commissioner’s loans to one borrower limits which are substantially the same as those applicable to national banks. Under these limits, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the unimpaired capital and unimpaired surplus of the bank. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and unimpaired surplus.

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act enacted in 1999 (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also may present the Company with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act likely will have a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

USA Patriot Act. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act is intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others will be implemented over the coming months.

In general, the Sarbanes-Oxley Act mandates important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It establishes new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and creates a new regulatory body to oversee auditors of public companies. It backs these requirements with new SEC enforcement tools, increases criminal penalties for federal mail, wire and securities fraud, and creates new criminal penalties for document and record destruction in connection with federal investigations. It also increases the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this new legislation on public companies, including the Company, will be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Under Chapter 53 of the North Carolina General Statutes, if the capital stock of a North Carolina commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

ITEM 2.	DESCRIPTION OF PROPERTY

At December 31, 2003, the Company conducted its business from the headquarters office in Durham, North Carolina, and its eight branch offices in Durham, Raleigh, Charlotte and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank’s properties as of December 31, 2003. Unless indicated otherwise, the Bank owns the properties. Rentals paid by the Bank under leases totaled $36,898 for the fiscal year ended December 31, 2003.

Address	Net Book Value of Property
Main Banking Office 116 West Parrish Street Durham, North Carolina (Leased)	$5,425

Corporate Office 2634 Chapel Hill Boulevard Durham, North Carolina	3,041,306

Mutual Plaza Durham, North Carolina (Leased)	-0-

2705 Chapel Hill Boulevard Durham, North Carolina	309,134

13 East Hargett Street Raleigh, North Carolina	56,702

1824 Rock Quarry Road Raleigh, North Carolina (Lease Land Only)	83,065

2101 Beatties Ford Road Charlotte, North Carolina	554

101 Beatties Ford Road Charlotte, North Carolina	204,865

770 Martin Luther King Drive Winston-Salem, North Carolina	1,034,580

100 Shanta Drive Raleigh, North Carolina (Land Only)	585,000

The total net book value of the Company’s furniture, fixtures and equipment on December 31, 2003 was $999,624. All properties are considered by management to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Note 6 to the consolidated financial statements, which note is incorporated herein by reference.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2003, the Bank recorded $214,028 in real estate acquired in settlement of loans.

ITEM 3.	LEGAL PROCEEDINGS

From time to time the Company may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company’s financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Shareholders’ Equity and Dividends” on pages 24 and 25 of the Annual Report, which section is incorporated herein by reference. See “Item 1. BUSINESS–Supervision and Regulation–Dividend and Repurchase Limitations” above for regulatory restrictions which limit the ability of the Company to pay dividends. See “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plans.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 10 to 26 of the Annual Report, which section is incorporated herein by reference. See also the information set forth under Item 1—“Description of Business” above which section is incorporated herein by reference.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated financial statements and notes to the financial statements of the Company set forth on pages 27 through 47 of the Annual Report are incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 - Election of Directors - Nominees for Election at this Annual Meeting” on pages 17 and 18 of the Proxy Statement and “Executive Officers” on page 6 of the Proxy Statement, which sections are incorporated herein by reference. The information required by this Item regarding the Company’s audit committee and procedures by which stockholders may recommend nominees to the Company’s Board of Directors is set forth under the section captioned “The Board of Directors and Its Committees” on pages 7 through 10 of the Proxy Statement, which section is incorporated herein by reference.

(b) Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” set forth on page 20 of the Proxy Statement, which section is incorporated herein by reference.

(c) Audit Committee Financial Expert - The Board of Directors has determined that Genevia Gee Fulbright, Chairperson of the Audit Committee, Maceo K. Sloan and Willie T. Closs, Jr. qualify as “audit committee financial experts” and are “independent” as defined under applicable SEC and NASD rules and regulations.

(d) Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics for Principal Executive and Senior Financial Professionals adopted by the Board of Directors is attached as Exhibit 14 to this report and will be made available on the Company’s website at www.mfbonline.com. In addition, the Bank has a Code of Ethics applicable to all of its officers and employees.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Board of Directors and Its Committees—How Are Directors Compensated?” on page 8 and “Executive Compensation” on pages 10 through 16 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the section captioned “Stock Ownership” on pages 3 through 5 of the Proxy Statement and “Executive Compensation – Equity Compensation Plan Information” on page 12 of the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned “Executive Compensation - Indebtedness of and Transactions with Management” on page 16 of the Proxy Statement, which section is incorporated herein by reference.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

13(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001.

Exhibit (10)(a)	Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 9, 2000.

Exhibit (10)(b)	Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (10)(c)	Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (10)(d)	Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (10)(e)	Retention Bonus Agreement between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (10)(f)	Supplemental Executive Retirement Plan

Exhibit (11)	Statement Regarding Computation of Per Share Earnings.

Exhibit (13)	M&F Bancorp, Inc. 2003 Annual Report to Stockholders, excluding pages 2 through 3.

Exhibit (14)	M&F Bancorp, Inc. Code of Ethics for Principal Executive and Senior Financial Professionals

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)	Consent of Deloitte & Touche LLP.

Exhibit (31.1)	Certification of Lee Johnson, Jr.

Exhibit (32.2)	Certification of Fohliette W. Becote

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.

13(b) The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Fees Paid to Deloitte & Touche” and “Approval of Audit and Non-Audit Services” on pages 18 and 19 of the Proxy Statement, which sections are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 24, 2004	By:	/s/ Lee Johnson, Jr.

Lee Johnson, Jr. President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lee Johnson, Jr. Lee Johnson, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2004

/s/ Fohliette W. Becote Fohliette W. Becote	Secretary and Treasurer (Principal Financial and Principal Accounting Officer)	March 24, 2004

/s/ Willie T. Closs, Jr. Willie T. Closs, Jr.	Director	March 24, 2004

/s/ Genevia G. Fulbright Genevia G. Fulbright	Director	March 24, 2004

/s/ Benjamin S. Ruffin Benjamin S. Ruffin	Director	March 24, 2004

/s/ Joseph M. Sansom Joseph M. Sansom	Director	March 24, 2004

/s/ Maceo K. Sloan Maceo K. Sloan	Director	March 24, 2004

/s/ Aaron L. Spaulding Aaron L. Spaulding	Director	March 24, 2004

INDEX TO EXHIBITS

Exhibit No.	Description

Exhibit (10)(f)	Supplemental Executive Retirement Plan

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	M&F Bancorp, Inc. 2003 Annual Report to Stockholders, excluding pages 2 through 3

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)	Consent of Deloitte & Touche LLP

Exhibit (31.1)	Certification of Lee Johnson, Jr.

Exhibit (31.2)	Certification of Fohliette W. Becote

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350