Form 10QSB
period 2004-03-31
M&F BANCORP INC /NC/
filed 2004-05-17
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Outstanding at May 7, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

Cash and amounts due from fin. institutions	$3,158	$11,439
Interest-earning deposits in financial institutions	8,733	14,420

Cash and cash equivalents	11,891	25,859
Securities available for sale	29,566	30,615
Securities held to maturity	884	884
Loans:
Commercial, financial and agricultural loans	94,838	94,978
Real estate-construction loans	11,301	7,429
Real estate-mortgage loans	44,640	40,526
Installment loans to individuals	5,961	7,932

Total Loans	156,740	150,865
Unearned income	(664)	(620)
Allowance for loan losses	(2,456)	(2,276)

Net loans	153,620	147,969
Premises and equipment, net	6,412	6,320
Other assets	8,115	8,563

TOTAL ASSETS	$210,488	$220,210

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	144,910	148,055
Non-interest-bearing deposits	31,404	37,843

Total Deposits	176,314	185,898
Other borrowings	11,822	11,829
Other liabilities	2,564	3,066

Total liabilities	190,700	200,793
Shareholders’ Equity:
Common stock	5,892	5,892
Retained earnings Accumulated other comprehensive (loss)	13,642 254	13,350 175

Total shareholders’ equity	19,788	19,417

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$210,488	$220,210

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Three months ended:	March 31, 2004	March 31, 2003
Interest income:
Interest on loans	$2,696	$2,660
Securities:
Taxable	141	174
Tax exempt	101	101
Other interest	31	19

Total interest income	2,969	2,954

Interest expense:
Interest on deposits	611	685
Interest on federal funds & borrowings	151	159

Total interest expense	762	844

Net interest income	2,207	2,110
Provision for loan losses	106	125

Net interest income after provision for loan losses	2,101	1,985
Non-interest income	531	454
Salaries & employee benefits	1,314	1,266
Other non-interest expense	804	760

Income before taxes	514	413
Income tax expense	138	103

Net income	$376	$310

Earnings per common share:
Basic	$0.45	$0.37
Diluted	$0.44	$0.37
Weighted average common shares outstanding:
Basic	843	843
Diluted	856	843
Dividends per common share	$0.10	$0.09

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands, except share data)

	March 31, 2004	March 31, 2003
Beginning balance, January 1	$19,417	$18,187
Net income	376	310
Other comprehensive income	79	17
Dividends	(84)	(76)

Ending Balance, March 31	$19,788	$18,438

See notes to condensed consolidated financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands, except per share data)

Three months ended:	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$376	$310
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	106	125
Depreciation and amortization	74	78
Deferred income taxes	(82)	32
Gain on disposal of assets	—	(5)
Deferred loan fees	44	29
Income taxes receivable	303	(132)
Interest receivable	(18)	221
Other assets	(290)	(84)
Other liabilities	538	(85)
Other	(167)	3

Net cash provided by operating activities	884	492

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	2,364	4,350
Purchase of securities (AFS)	(1,500)	(2,025)
Net increase in loans	(5,875)	(5,613)
Purchase of premises and equipment	(166)	(81)

Net cash used in investing activities	(5,177)	(3,369)

Cash flows from financing activities:
Net (decrease) increase in demand and savings deposits	(7,364)	7,631
Net (decrease) increase in certificates of deposit	(2,220)	8,088
Repayment of FHLB Borrowings	(7)	(4,706)
Cash dividends	(84)	(76)

Net cash (used in) provided by financing activities	(9,675)	10,937
Net (decrease) increase in cash and cash equivalents	(13,968)	8,060
Cash and cash equivalents at the beginning of the period	25,859	5,878

Cash and cash equivalents at the end of the period	$11,891	$13,938

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

The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three-month periods ended March 31, 2004 and March 31, 2003, -0- and 82,200 stock options respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive due to option prices being in excess of market price.

4. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of March 31, 2004 and December 31, 2003, the capital levels are as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
March 31, 2004	13.24%	11.66%	9.13%	6.00%
December 31, 2003	12.82%	11.23%	8.65%	6.00%

a)	to risk weighted assets
b)	to average assets

5. Common Stock Cash Dividends

On March 17, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share to all shareholders of record on April 2, 2004 payable April 9, 2004. The dividend reduced shareholders’ equity by $84,282.

6. Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the three-month period ended March 31, 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended March 31
	2004	2003
Net income:
As reported	$376	$310
Deduct – total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	(3)	(3)

Pro forma	$373	$307

Basic earnings per share:
As reported	$0.45	$0.37
Pro forma	$0.44	$0.36

Diluted earnings per share:
As reported	$0.44	$0.37
Pro forma	$0.44	$0.36

7. Loan Commitments

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the financial statements. At March 31, 2004 and December 31, 2003, the Bank had outstanding loan commitments of approximately $31,920,000 and $29,975,000, respectively. Commitments under standby letters of credit amounted to approximately $1,091,000 and $1,090,000 at March 3, 2004 and December 31, 2003, respectively. These letters of credit represent agreements, whereby the Bank guarantees to lend funds to customers up to a predetermined maximum amount.

The bank approves lines of credit to customers through home equity and overdraft protection loans. At March 31, 2004 and December 31, 2003, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amount on home equity lines at March 31, 2004 and December 31, 2003 were $1,361,000 and $1,268,000, respectively. However, consumer overdraft protections loans had available lines of credit of $1,074,000 and $858,000 as of March 31, 2004 and December 31, 2003.

8. New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective for the Company in 2003 for special purpose entities and VIE’s previously accounted for under FIN 46. The effective date of FIN 46 for other entities will be for reporting periods ending after December 15, 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position and results of operations.

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

9. Benefit Plans

The Company and its subsidiary have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees.

The components of the net periodic benefit cost for the three months ended March 31 (in thousands) are:

	Pension Benefits		Other Executive Retirement Benefits
	2004	2003	2004	2003
Service Cost	$19	$19	$12	$12
Interim Cost	53	53	26	26
Expected Return on Plan Assets	(70)	(49)	—	—
Other Amortization, Net	8	8	24	24

Net Periodic Cost	$10	$31	$62	$62
Additional Cost (benefit)/ Recognition	—	—
Net Periodic cost / (benefit) recognized	$10	$31	$62	$62

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. Two of the more critical accounting and reporting policies include the Company’s accounting for the allowance for possible loan losses and pension costs. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Allowance for Possible Loan Losses

The allowance for possible loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Large groups of smaller balance loans are collectively evaluated for impairment based on estimates of charge-off trends, expected default rates, general economic conditions and overall portfolio quality. The evaluation of collectability of the loan portfolio is inherently subjective as it requires material estimates and projections of future changes that could negatively affect a borrower’s ability to repay, such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

See “Non-performing assets and allowance for loan losses” herein for a complete discussion.

Pension Plans

The Company maintains a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full time employees and an unfunded excess plan to provide benefits to a select group of highly compensated employees. The excess plan provides benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the tax law.

The benefit cost and obligation are dependent on assumptions used by actuaries in calculating such amounts. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2003 on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. It is intended to assist you in understanding the financial condition and the results of operations for the three months ended March 31, 2004 and 2003.

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

Executive Overview

The Company generated the majority of its earnings from traditional banking services- lending and deposit services. In the opinion of management, the Company had a successful first quarter given the current interest rate environment. During the first quarter of 2004 the Company continued to target commercial business in an effort to diversify the customer base and increase variable-rate products. The Company also concentrated efforts to attract long-term deposits.

As management looks forward there are several key challenges that the Company will face, namely:

•	Improving operating efficiency

•	Intense competition

•	Increased costs to comply with the requirements of Sarbanes-Oxley

•	Economic environment of local markets

The Company will continue to rely on its emphasis on quality personal services and enhanced technology to meet these challenges. The Company has developed both long-term and short-term strategic objectives to obtain profitable growth. Management will continually monitor and modify these objectives as the industry changes. The Company will also explore expansions of services as it seeks to increase fee revenue.

Financial Condition

Total assets decreased 4.41 percent to $210,488,000 at March 31, 2004 from $220,210,000 at December 31, 2003 primarily due to a $9.6 million decrease in deposits, which resulted in a $14.0 million decrease in cash and cash equivalents offset by a $5.9 million increase in total loans.

Total loans increased 3.89 percent to $156,740,000 at March 31, 2004 from $150,865,000 at December 31, 2003. The increase resulted from normal business operations.

The investment portfolio balance as of March 31, 2004 was $29,450,000 compared to $30,499,000 at December 31, 2003. Maturing investment securities and cash and cash equivalents were used to fund loan demand and satisfy liquidity needs. Approximately 97.00 and 97.10 percent of the portfolio was classified as available-for-sale at March 31, 2004 and December 31, 2003, respectively. All securities purchased during 2004 and 2003 were classified as available-for-sale.

Deposits decreased 5.16 percent to $176,314,000 at March 31, 2004 from $185,898,000 at December 31, 2003. The majority of the decrease resulted from a $6 million decrease in public fund deposits, which fluctuates due to seasonal and specific cash requirements of the public depositors. This decrease was primarily due to one customer.

Total shareholders’ equity increased 1.91 percent to $19,787,000 as of March 31, 2004 from $19,417,000 at December 31, 2003. The increase was primarily due to year-to-date net income of $376,000 offset by the quarterly dividends paid.

Results of Operations - Comparison for the three months ended March 31, 2004 and 2003.

Net income for the three months ended March 31, 2004 increased 21.29 percent to $376,000 compared to $310,000 for the same period in 2003. Total interest income was $2,969,000 for the three months ended March 31, 2004 compared to $2,954,000 for the comparable period in 2003.

Interest income on loans increased $36,000 primarily due to an increase in the average loans outstanding to $155,923,000 from $143,320,000 for the three months ended March 31, 2004 and 2003, respectively, partially offset by a decline in yield from 7.42 percent to 6.92 percent. Interest income on securities decreased 12.00 percent when comparing the three months ended March 31, 2004 with the same period in 2003. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended March 31, 2004 declined 85 basis points compared to a yield of 4.08 percent for the same period in 2003.

Total interest expense decreased 9.72 percent to $762,000 for the three months ended March 31, 2004 from $844,000 for the three months ended March 31, 2003. The decrease in interest expense is primarily the result of time deposits repricing during the three months ended March 31, 2004 at significantly lower rates. The rates paid on interest bearing deposits were approximately 1.66 percent for the three months ended March 31, 2004 as compared to 2.04 percent, for the comparable period in 2003.

During the three months ended March 31, 2004, the Company decreased the loan loss provision 15.20 percent from $125,000 during the three months ended March 31, 2003 to $106,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, composition of loans in the portfolio and due to the increase in loan loss allowance as a percentage of total loans (as discussed below).

Non-interest income during the three months ended March 31, 2004 increased 16.96 percent to $531,000 from $454,000 for the same period in the prior year due to income from bank-owned life insurance. Non-interest expense increased 4.54 percent from $2,026,000 during the three months ended March 31, 2003 to $2,118,000 during the three months ended March 31, 2004. The increase in this category was primarily due to increased salary expense attributed to higher salaries (merit increases) from the prior year.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The March 31, 2004 allowance for loan losses was $2,456,000 or 1.57 percent of total loans outstanding compared with $2,276,000 or 1.51 percent of total loans outstanding at December 31, 2003. The loan loss allowance, as a percentage of total loans, increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	03/31/04	12/31/03
	(Dollars in Thousands)
Non-Accruing Loans	$1,441	1,009
Accruing Loans Delinquent 90 days or more	249	725
Foreclosed Assets	190	214
Restructured Loans	—	1,126

Total Non-Performing Assets	$1,880	$3,074

Percentage of total assets	.89%	1.40%

Non-accruing loans increased significantly from year-end due to several residential mortgages in varying stages of foreclosure. Despite this increase, management considers the allowance of loan losses of $2,456,000 at March 31, 2004 to be sufficient to cover the potential loan losses.

Restructured loans were $0 at March 31, 2004 as compared to $1,126,000 at December 31, 2003. Federal regulation states that a restructured obligation that is in compliance with it’s modified terms and yields a market rate need not continue to be reported as a troubled debt restructured in calendar years after the year in which restructuring took place.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position decreased from 27.41 percent at December 31, 2003 to 17.33 for the period ended March 31, 2004. The decrease resulted from a $5.9 million increase in loans outstanding combined with a $9.6 million decrease in deposits, both of which were funded from cash and cash equivalents.

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

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity since reported at December 31, 2003.

Item 3

Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting process.

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

PART II

Other Information

ITEM 1. Legal Proceedings: Not applicable

ITEM 2. Changes in Securities and Small Business Issuer Purchases Of Equity Securities: Not applicable

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

Exhibit (10)(f) Supplemental Executive Retirement Plan of Mechanics and Farmers Bank incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 30, 2004.

Exhibit (31.1) Certification of Lee Johnson, Jr.

Exhibit (31.2) Certification of Fohliette W. Becote

Exhibit (32) Certification Pursuant to 18 U.S.C. Section 1850

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date: May 12, 2004

By	: /s/ Lee Johnson Jr.
Lee Johnson, Jr.
President/Chief Executive Officer

By:	/s/ Fohliette W. Becote
Fohliette W. Becote
Secretary/Treasurer