Form 10QSB
period 2004-06-30
M&F BANCORP INC /NC/
filed 2004-08-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-27307

M&F BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

North Carolina	56-1980549
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2634 Durham-Chapel Hill Blvd., P.O. Box 1932, Durham, North Carolina 27707

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

Outstanding at August 9, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Cash and amounts due from fin. institutions	$6,213	$11,439
Interest-earning deposits in financial institutions	6,071	14,420

Cash and cash equivalents	12,284	25,859

Securities available for sale	28,426	30,615

Securities held to maturity	384	884
Loans:
Commercial, financial and agricultural loans	100,385	94,978
Real estate-construction loans	12,832	7,429
Real estate-mortgage loans	44,985	40,526
Installment loans to individuals	7,186	7,932

Total Loans	165,388	150,865
Unearned income	(640)	(620)
Allowance for loan losses	(2,538)	(2,276)

Net loans	162,210	147,969
Premises and equipment, net	6,688	6,320
Other assets	8,993	8,563

TOTAL ASSETS	$218,985	$220,210

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	145,616	148,055
Non-interest-bearing deposits	34,707	37,843

Total Deposits	180,323	185,898
Other borrowings	15,816	11,829
Other liabilities	3,255	3,066

Total liabilities	199,394	200,793

Shareholders’ Equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 842,823	5,892	5,892
Retained earnings	13,796	13,350
Accumulated other comprehensive income (loss)	(97)	175

Total shareholders’ equity	19,591	19,417

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$218,985	$220,210

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Six months ended:	June 30, 2004	June 30, 2003
Interest income:
Interest on loans	$5,488	$5,443
Securities:
Taxable	268	312
Tax exempt	196	218
Other interest	44	60

Total interest income	5,996	6,033

Interest expense:
Interest on deposits	1,200	1,401
Interest on federal funds & borrowings	303	310

Total interest expense	1,503	1,711

Net interest income	4,493	4,322
Provision for loan losses	226	250

Net interest income after provision for loan losses	4,267	4,072

Non-interest income	1,085	1,031
Salaries & employee benefits	2,689	2,691
Other non-interest expense	1,833	1,469

Income before taxes	830	943
Income tax expense	215	351

Net income	$615	$592

Earnings per common share:
Basic	$0.73	$0.70
Diluted	$0.71	$0.70
Weighted average common shares outstanding:
Basic	843	843
Diluted	866	843

Dividends per common share	$0.20	$0.18

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Three months ended:	June 30, 2004	June 30, 2003
Interest income:
Interest on loans	$2,792	$2,783
Securities:
Taxable	127	138
Tax exempt	95	117
Other interest	13	41

Total interest income	3,027	3,079

Interest expense:
Interest on deposits	589	716
Interest on federal funds & borrowings	152	151

Total interest expense	741	867

Net interest income	2,286	2,212
Provision for loan losses	120	125

Net interest income after provision for loan losses	2,166	2,087

Non-interest income	554	577
Salaries & employee benefits	1,375	1,425
Other non-interest expense	1,029	709

Income before taxes	316	530
Income tax expense	77	248

Net income	$239	$282

Earnings per common share:
Basic	$0.28	$0.33
Diluted	$0.28	$0.33
Weighted average common shares outstanding:
Basic	843	843
Diluted	865	843

Dividends per common share	$0.10	$0.09

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	June 30, 2004	June 30, 2003
Beginning balance, January 1	$19,417	$18,187
Net income	615	592
Changes in fair value of securities, net of tax	(272)	139
Dividends	(169)	(152)

Ending Balance, June 30	$19,591	$18,766

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Six months ended:	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$615	$592
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	226	250
Depreciation and amortization	194	149
Deferred income taxes	(376)	(83)
Gain (loss) on disposal of assets	5	(8)
Deferred loan fees	20	12
Income taxes receivable	376	7
Interest receivable	(150)	178
Other assets	(368)	37
Other liabilities	238	(32)

Net cash provided by operating activities	780	1,102

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	5,654	8,157
Purchase of securities (AFS)	(3,500)	(3,525)
Net increase in loans	(14,241)	(4,176)
Purchase of premises and equipment	(512)	(261)

Net cash provided by (used in) investing activities	(12,599)	195

Cash flows from financing activities:
Net (decrease) increase in demand and savings deposits	(3,758)	11,998
Net (decrease) increase in certificates of deposit	(1,816)	12,450
Proceeds from FHLB Borrowings	4,000	—
Repayment of FHLB Borrowings	(13)	(4,706)
Cash dividends	(169)	(152)

Net cash (used in) provided by financing activities	(1,756)	19,590

Net (decrease) increase in cash and cash equivalents	(13,575)	20,887
Cash and cash equivalents at the beginning of the period	25,859	5,878

Cash and cash equivalents at the end of the period	$12,284	$26,765

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics & Farmers Bank (“M&F Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

The consolidated condensed financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statement.

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

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the six-month periods ended June 30, 2004 and June 30, 2003, -0- and 82,200 stock options respectively, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive due to option prices being in excess of market price.

4. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of June 30, 2004 and December 31, 2003, the capital levels are as indicated below:

Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital

June 30, 2004	12.20%	10.67%	8.91%	6.00%
December 31, 2003	12.82%	11.23%	8.65%	6.00%

a)	to risk weighted assets
b)	to average assets

5. Common Stock Cash Dividends

On March 17, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share to all shareholders of record on April 2, 2004 payable April 9, 2004. The dividend reduced shareholders’ equity by $84,282.

On June 17, 2004, the Board of Directors of the company declared a quarterly cash dividend of $0.10 a share to all shareholders of record on July 2, 2004 payable on July 9, 2004. This dividend reduced shareholders’ equity by $84,282.

6.	Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the three and six-month period ended June 30, 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income:
As reported	$239	$282	$615	$592
Deduct – total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	(3)	(3)	(6)	(6)

Pro forma	$236	$279	$609	$586

Basic earnings per share:
As reported	$0.28	$0.34	$0.73	$0.70
Pro forma	$0.28	$0.33	$0.72	$0.69

Diluted earnings per share:
As reported	$0.28	$0.34	$0.71	$0.70
Pro forma	$0.27	$0.33	$0.70	$0.69

7. Loan Commitments

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the financial statements. At June 30, 2004 and December 31, 2003, the Bank had outstanding loan commitments of approximately $40,773,000 and $29,975,000, respectively. Commitments under standby letters of credit amounted to approximately $1,084,000 and $1,090,000 at June 30, 2004 and December 31, 2003, respectively. These letters of credit represent agreements, whereby the Bank guarantees to lend funds to customers up to a predetermined maximum amount.

The bank approves lines of credit to customers through home equity and overdraft protection loans. At June 30, 2004 and December 31, 2003, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amount on home equity lines at June 30, 2004 and December 31, 2003 were $1,424,000 and $1,268,000, respectively. In addition, consumer overdraft protections loans had available lines of credit of $2,204,133 and $858,000 as of June 30, 2004 and December 31, 2003.

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

The components of the net periodic benefit cost for the six months ended June 30 are:

	Pension Benefits		Other Executive Retirement Benefits
	(in thousands)		(in thousands)
	2004	2003	2004	2003
Service Cost	$48	$38	$32	$24
Interim Cost	111	106	62	52
Expected Returns on Plan Assets	(133)	(98)	—	—
Other Amortization, Net	(4)	16	55	48

Net Periodic Cost	$22	$62	$149	$124
Additional Cost (benefit) / Recognition	—	—	—	—
Net Periodic Cost / benefit recognized	$22	$62	$149	$124

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

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. It is intended to assist you in understanding the financial condition and the results of operations for the three and six months ended June 30, 2004 and 2003.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by regulation.

Executive Overview

The Company generated the majority of its earnings in the second quarter of 2004, from traditional banking services- lending and deposit services. In the opinion of management, the Company had a successful second quarter of 2004 given the current interest rate environment. During the first six months of 2004, the Company continued to target commercial business in an effort to diversify the customer base and increase variable-rate products. The Company also concentrated efforts to attract long-term deposits.

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

Financial Condition

Total assets decreased 0.56 percent to $219 million at June 30, 2004 from $220 million at December 31, 2003 primarily due to a $5.58 million decrease in deposits, which resulted in a $13.5 million decrease in cash and cash equivalents and a $1.7 million decrease in securities offset by a $14.5 million increase in total loans.

Total loans increased 9.63 percent to $165,388,000 at June 30, 2004 from $150,865,000 at December 31, 2003. The increase resulted from normal business operations.

The investment portfolio balance as of June 30, 2004 was $28,810,000 compared to $31,499,000 at December 31, 2003. Maturing investment securities and cash and cash equivalents were used to fund loan demand and satisfy liquidity needs. Approximately 98.60 and 97.20 percent of the portfolio was classified as available-for-sale at June 30, 2004 and December 31, 2003, respectively. All securities purchased during 2004 and 2003 were classified as available-for-sale.

Deposits decreased 3.00 percent to $180,323,000 at June 30, 2004 from $185,898,000 at December 31, 2003. The majority of the decrease resulted from a $6 million decrease in public fund deposits, which fluctuates due to seasonal and specific cash requirements of public depositors. This decrease was primarily due to one customer.

Total shareholders’ equity increased 0.90 percent to $19,591,000 as of June 30, 2004 from $19,417,000 at December 31, 2003. The increase was primarily due to year-to-date net income of $615,000 offset by the quarterly dividends paid and a decline in accumulated other comprehensive income.

Results of Operations - Comparison for the three and six months ended June 30, 2004 and 2003.

Net income for the six months ended June 30, 2004 increased 3.89 percent to $615,000 compared to $592,000 for the same period in 2003. Total interest income was $5,996,000 for the six months ended June 30, 2004 compared to $6,033,000 for the comparable period in 2003.

Interest income on loans increased $45,000 primarily due to an increase in the average loans outstanding to $157,361,000 from $142,550,000 for the six months ended June 30, 2004 and 2003, respectively, partially offset by a decline in yield from 7.64 percent to 6.98 percent. Interest income on securities decreased 12.45 percent when comparing the six months ended June 30, 2004 with the same period in 2003. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended June 30, 2004 declined 106 basis points compared to a yield of 4.47 percent for the same period in 2003.

Total interest expense decreased 12.16 percent to $1,503,000 for the six months ended June 30, 2004 from $1,711,000 for the six months ended June 30, 2003. The decrease in interest expense is primarily the result of time deposits repricing during the six months ended June 30, 2004 at significantly lower rates. The rates paid on interest bearing deposits were approximately 1.66 percent for the six months ended June 30, 2004 as compared to 1.97 percent, for the comparable period in 2003.

During the six months ended June 30, 2004, the Company decreased the loan loss provision 9.60 percent or $24,000 as compared to the six months ended June 30, 2003 of $226,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, composition of loans in the portfolio.

Non-interest income during the six months ended June 30, 2004 increased 5.24 percent to $1,085,000 from $1,031,000 for the same period in the prior year due to increase in value of bank-owned life insurance. Non-interest expense increased 8.70 percent from $4,160,000 during the six months ended June 30, 2003 to $4,522,000 during the six months ended June 30, 2004. This is primarily the result of $207,000 in audit fees expensed through the first six months of 2004, an increase of $178,000 over the same period in 2003.

Net income for the three months ended June 30, 2004 decreased 15.25% to $239,000 compared to $282,000 for the same period in 2003, primarily as a result of a significant increase in audit costs, $126,000 expensed in the second quarter of 2004. Total interest income was $3,027,000 for the three months ended June 30, 2004 compared to $3,079,000 for the comparable period in 2003. The primary reason for the decrease was attributed to the increase in interest income on loans of $9,000 which was offset by decreases in interest income on securities and other interest income of $61,000 for three months ended June 30, 2004 compared with the comparable period in 2003.

Interest income on loans increased $9,000 due to an increase in the average loans outstanding to $161,082,000 from $134,277,000 for the three months ended June 30, 2004 and 2003, respectively, partially offset by a decline in yield from 7.77 percent to 6.93 percent. Interest income on securities decreased 12.94% when comparing the three months ended June 30, 2004 with the same period in 2003. The decrease was the result of lower yield on securities. The yield on the securities portfolio for the three months ended June 30, 2004, declined 91 basis points compared to a yield of 4.08 percent for the same period in 2003.

Total interest expense decreased 14.53 percent to $741,000 for the three months ended June 30, 2004 from $867,000 for the three months ended June 30, 2003. The decrease in interest expense is primarily the result of time deposits repricing during the three months ended June 30, 2004 at significantly lower rates. The rates paid on time deposits were approximately 1.65 percent for the three months ended June 30, 2004 as compared to 1.93 percent, for the comparable period in 2003.

During the three months ended June 30, 2004, the Company decreased the loan loss provision 4.00 percent from $125,000 during the three months ended June 30, 2003 to $120,000. The decrease in the provision for loan loss is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the three months ended June 30, 2004 decreased 3.99 percent to $554,000 from $577,000 for the same period in the prior year. Non-interest expense increased 12.65 percent from $2,134,000 during the three months ended June 30, 2003 to $2,404,000 during the three months ended June 30, 2004. The increase in this category was primarily due to increased audit costs, pension expense and occupancy costs.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The June 30, 2004 allowance for loan losses was $2,538,000 or 1.53 percent of total loans outstanding compared with $2,276,000 or 1.51 percent of total loans outstanding at December 31, 2003. The loan loss allowance, as a percentage of total loans, increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	06/30/04	12/31/03
	(Dollars in Thousands)
Non-Accruing Loans	$1,371	1,009
Accruing Loans Delinquent 90 days or more	566	725
Foreclosed Assets	190	214
Restructured Loans	—	1,126

Total Non-Performing Assets	$2,127	$3,074

Percentage of total assets	0.96%	1.40%

Non-accruing loans increased significantly from year-end due to several residential mortgages in varying stages of foreclosure. Despite this increase, management considers the allowance of loan losses of $2,538,000 at June 30, 2004 to be sufficient to cover the potential loan losses.

There were no restructured loans at June 30, 2004 as compared to $1,126,000 at December 31, 2003. Federal regulation states that a restructured obligation that is in compliance with its modified terms and yields a market rate need not continue to be reported as a troubled debt restructured in calendar years after the year in which restructuring took place.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position decreased from 27.41 percent at December 31, 2003 to 15.17 for the period ended June 30, 2004. The decrease resulted from a $14.5 million increase in loans outstanding combined with a $5.6 million decrease in deposits, both of which were funded from cash and cash equivalents.

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

PART II

Other Information

ITEM 1.	Legal Proceedings: Not applicable

ITEM 2.	Changes in Securities and Small Business Issuer Purchases Of Equity Securities: Not applicable

ITEM 3.	Defaults upon Senior Securities: Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders held on May 11, 2004 shareholders were asked to vote on the following:

(a)	Election of seven (7) persons to serve on the Board of Directors of M&F Bancorp,Inc. until the annual meeting of stockholders in 2005. The seven nominated directors were elected:

Director	Votes in Favor	Votes Withheld
Willie T. Closs, Jr.	599,748	27
Genevia Gee Fulbright	599,748	27
Lee Johnson, Jr.	599,410	330
Benjamin S. Ruffin	599,748	27
Joseph M. Sansom	599,795	—
Maceo K. Sloan	599,748	40
Aaron L. Spaulding	599,795	—

(b)	Ratification of the selection of Deloitte and Touche, L.L.P. as the independent auditor for M&F Bancorp, Inc. for the fiscal year ending December 31, 2004.

The selection was ratified; there were 596,634 votes in favor; 1,525 votes against; and 1,554 abstentions.

ITEM 5. Other Information: Not applicable

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

No reports on Form 8-K were filed during the three months ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date:	August 12, 2004

By:	/s/ Lee Johnson Jr.
Lee Johnson, Jr.
President/Chief Executive Officer

By:	/s/ Fohliette W. Becote
Fohliette W. Becote
Secretary/Treasurer