Form 10QSB
period 2004-09-30
M&F BANCORP INC /NC/
filed 2004-11-15
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Outstanding at October 28, 2004

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

M&F BANCORP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
ASSETS

Cash and amounts due from financial institutions	$7,420	$11,439
Interest-earning deposits in financial institutions	11,042	14,420

Cash and cash equivalents	18,462	25,859

Securities available for sale	28,450	30,615

Securities held to maturity	385	884

Loans:
Commercial, financial and agricultural loans	106,568	94,978
Real estate-construction loans	12,950	7,429
Real estate-mortgage loans	40,391	40,526
Installment loans to individuals	7,295	7,932

Total Loans	167,204	150,865
Unearned income	(596)	(620)
Allowance for loan losses	(2,598)	(2,276)

Net loans	164,010	147,969
Premises and equipment, net	6,780	6,320
Other assets	8,609	8,563

TOTAL ASSETS	$226,696	$220,210

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	156,335	148,055
Non-interest-bearing deposits	34,735	37,843

Total Deposits	191,070	185,898
Other borrowings	11,809	11,829
Other liabilities	3,477	3,066

Total liabilities	206,356	200,793

Shareholders’ Equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 842,823	5,892	5,892
Retained earnings	14,341	13,350
Accumulated other comprehensive income	107	175

Total shareholders’ equity	20,340	19,417

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$226,696	$220,210

See notes to consolidated condensed financial statements.

M&F BANCORP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Nine months ended:	September 30, 2004	September 30, 2003
Interest income:
Interest on loans	$8,382	$8,146
Securities:
Taxable	395	441
Tax exempt	286	303
Other interest	75	103

Total interest income	9,138	8,993

Interest expense:
Interest on deposits	1,863	2,092
Interest on federal funds & borrowings	455	460

Total interest expense	2,318	2,552

Net interest income	6,820	6,441
Provision for loan losses	345	375

Net interest income after provision for loan losses	6,475	6,066

Non-interest income	2,189	1,533
Salaries & employee benefits	4,167	4,001
Other non-interest expense	2,779	2,146

Income before taxes	1,718	1,452
Income tax expense	476	461

Net income	$1,242	$991

Earnings per common share:
Basic	$1.47	$1.18
Diluted	$1.44	$1.18
Weighted average common shares outstanding:
Basic	843	843
Diluted	865	843
Dividends per common share	$0.30	$0.27

Proforma Effect of the Declared 100% Stock Dividend:
Average Shares of Common Stock:
Basic	1,686	1,686
Diluted	1,730	1,686
Earnings Per Share of Common Stock:
Basic	.74	.59
Diluted	.72	.59
Cash Dividend Per Share of Common Stock	.15	.14

See notes to consolidated condensed financial statements.

M&F BANCORP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Three months ended:	September 30, 2004	September 30, 2003
Interest income:
Interest on loans	$2,894	$2,703
Securities:
Taxable	127	129
Tax exempt	90	85
Other interest	31	43

Total interest income	3,142	2,960

Interest expense:
Interest on deposits	663	690
Interest on federal funds & borrowings	152	150

Total interest expense	815	840

Net interest income	2,327	2,120
Provision for loan losses	119	125

Net interest income after provision for loan losses	2,208	1,995

Non-interest income	1,104	502
Salaries & employee benefits	1,478	1,310
Other non-interest expense	946	677

Income before taxes	888	510
Income tax expense	261	110

Net income	$627	$400

Earnings per common share:
Basic	$0.74	$0.47
Diluted	$0.73	$0.47
Weighted average common shares outstanding:
Basic	843	843
Diluted	865	843

Dividends per common share	$0.10	$0.09

Proforma Effect of the Declared 100% stock dividend:
Average Shares of Common Stock:
Basic	1,686	1,686
Diluted	1,730	1,686
Earnings Per Share of Common Stock:
Basic	.37	.24
Diluted	.37	.24
Cash Dividend Per Share of Common Stock	.05	.05

See notes to consolidated condensed financial statements.

M&F BANCORP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	September 30, 2004	September 30, 2003
Beginning balance, January 1	$19,417	$18,187
Net income	1,242	991
Changes in fair value of securities, net of tax	(66)	78
Dividends	(253)	(228)

Ending Balance, September 30	$20,340	$19,028

See notes to consolidated condensed financial statements.

M&F BANCORP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Nine months ended:	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$1,242	$991
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	345	375
Depreciation and amortization	237	218
Deferred income taxes	(409)	(11)
(Gain)(loss) on disposal of assets	(107)	9
Deferred loan fees	24	(26)
Income taxes receivable	550	(253)
Interest receivable	(78)	(250)
Other assets	(119)	(233)

Other liabilities	552	(116)

Net cash provided by operating activities	2,237	954

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	5,654	12,182
Purchase of securities (AFS)	(3,500)	(8,525)
Net increase in loans	(16,041)	(10,701)
Purchase of premises and equipment	(647)	(331)

Net cash provided by (used in) investing activities	(14,534)	(7,375)

Cash flows from financing activities:
Net (decrease) increase in demand and savings deposits	(2975)	15,217
Net (decrease) increase in certificates of deposit	8148	10,181
Proceeds from FHLB Borrowings	—	—
Repayment of FHLB Borrowings	(20)	(4,718)
Cash dividends	(253)	(228)

Net cash provided by financing activities	4,900	20,452

Net (decrease) increase in cash and cash equivalents	(7,397)	14,031
Cash and cash equivalents at the beginning of the period	25,859	5,878

Cash and cash equivalents at the end of the period	$18,462	$19,909

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

2. Loans and Allowance for Possible Loan Losses

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on non-accrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three and nine-month periods ended September 30, 2004 and September 30, 2003, 82,200 and 82,200 stock options, were included in the computations of diluted earnings per share because the impact is dilutive due to the option prices being less than the market price.

4. Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of September 30, 2004 and December 31, 2003, the capital levels are as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
September 30, 2004	12.04%	10.53%	8.52%	6.00%
December 31, 2003	12.82%	11.23%	8.65%	6.00%

a)	to risk weighted assets
b)	to average assets

5. Common Stock Cash Dividends

On March 10, 2004, the Board of Directors of the Company declared a quarterly cash dividend of $0.10 per share to all shareholders of record on April 2, 2004 payable April 9, 2004. The dividend reduced shareholders’ equity by $84,282.

On June 17, 2004, the Board of Directors of the company declared a quarterly cash dividend of $0.10 a share to all shareholders of record on July 2, 2004 payable on July 9, 2004. This dividend reduced shareholders’ equity by $84,282.

On September 22, 2004, the Board of Directors of the company declared a quarterly cash dividend of $0.10 a share to all shareholders of record on October 4, 2004 payable on October 11, 2004. This dividend reduced shareholders equity by $84,282.

6. Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the three and nine-month periods ended September 30, 2004 and 2003 would have been as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income:
As reported	$627	$400	$1,242	$991
Deduct – total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	(3)	(3)	(9)	(10)

Pro forma	$624	$397	$1,233	$981

Basic earnings per share:
As reported	$0.74	$0.47	$1.47	$1.18
Pro forma	$0.74	$0.47	$1.46	$1.16

Diluted earnings per share:
As reported	$0.73	$0.47	$1.44	$1.18
Pro forma	$0.72	$0.47	$1.42	$1.16

7. Loan Commitments

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the financial statements. At September 30, 2004 and December 31, 2003, the Bank had outstanding loan commitments of approximately $42,020,000 and $29,975,000, respectively. Commitments under standby letters of credit amounted to approximately $1,600,000 and $1,090,000 at September 30, 2004 and December 31, 2003, respectively. These letters of credit represent agreements, whereby the Bank guarantees to lend funds to customers up to a predetermined maximum amount.

The bank approves lines of credit to customers through home equity and overdraft protection loans. At September 30, 2004 and December 31, 2003, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amount on home equity lines at September 30, 2004 and December 31, 2003 were $1,383,000 and $1,268,000, respectively. In addition, consumer overdraft protections loans had available lines of credit of $2,204,000 and $858,000 as of September 30, 2004 and December 31, 2003.

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

In December 2003, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial standards (SFAS) No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures required by SFAS No. 132, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable and required additional information on changes in the benefit obligations and fair values of plan assets. Under revised SFAS No. 132, additional disclosures of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods are required. This Statement is effective for financial statements with fiscal years ending after December 15, 2003. We have adopted revised SFAS No. 132 and included the additional disclosures in note 9 to our condensed consolidated financial statements.

9. Benefit Plans

The Company and its subsidiary have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. During the first nine months of 2004, we have made contributions of $81,000 and expect to contribute approximately $26,000 the remainder of 2004.

The components of the net periodic benefit cost for the nine months ended September 30 are:

	Pension Benefits (in thousands)		Other Executive Retirement Benefits (in thousands)
	2004	2003	2004	2003
Service Cost	$72	$56	$47	$38
Interest Cost	166	162	92	75
Expected Returns on Plan Assets	(200)	(147)	—	—
Amortization of prior service cost	(23)	(24)	58	70
Amortization of net loss	17	49	24	1

Net Periodic Cost	$32	$95	$221	$185
Additional Cost (benefit) / Recognition	—	—	—	—
Net Periodic Cost / benefit recognized	$32	$95	$221	$185

10. Subsequent Events

The Company elected to outsource human resource department functions effective October 4, 2004. Two internal positions were eliminated and the functions will be performed by external service providers. All service provider agreements will be on a month-to-month basis with the ability to terminate services with a thirty-day notice.

In November 2004 the Board of Directors approved a ten cent($.10) per share quarterly cash dividend. Each shareholder of record at the close of business on December 15, 2004 is entitled to receive $.10 for each share of stock on the record date. The payment date is January 7, 2005.

In November 2004 the Board of Directors also approved a 100% stock dividend. Each shareholder of record at the close of business on December 20, 2004 is entitled to receive one Additional share of stock for each share of stock owned on the record date. The payment date is January 10, 2005.

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

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003. It is intended to assist you in understanding the financial condition and the results of operations for the three and nine months ended September 30, 2004 and 2003.

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

Executive Overview

The Company generated the majority of its earnings in the third quarter of 2004, from traditional banking services- lending and deposit services. In the opinion of management, the Company had a successful third quarter of 2004 given the current interest rate environment. During the first nine months of 2004, the Company continued to target commercial business in an effort to diversify the customer base and increase variable-rate products. The Company also concentrated efforts to attract long-term deposits.

As management looks forward there are several key challenges that the Company will face, namely:

•	Improving operating efficiency

•	Intense competition

•	Increased costs to comply with the requirements of Sarbanes-Oxley

•	Economic environment of local markets

•	Improving Liquidity

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

Financial Condition

Total assets increased 3.18 percent to $227,000,000 at September 30, 2004 from $220,000,000 at December 31, 2003 primarily due to a $5.17 million increase in deposits.

Total loans increased 10.83 percent to $167,200,000 at September 30, 2004 from $150,900,000 at December 31, 2003. The increase resulted from normal business operations partially offset by a $3.2 million sale of residential mortgages in the secondary market.

The investment portfolio balance as of September 30, 2004 was $28,835,000 compared to $31,499,000 at December 31, 2003. Maturing investment securities and cash and cash equivalents were used to fund loan demand and satisfy liquidity needs. Approximately 98.66 and 97.20 percent of the portfolio was classified as available-for-sale at September 30, 2004 and December 31, 2003, respectively. All securities purchased during 2004 and 2003 were classified as available-for-sale.

Deposits increased 2.78 percent to $191,070,000 at September 30, 2004 from $185,898,000 at December 31, 2003. The majority of the increase resulted from special certificate of deposit promotion offered to improve the Bank’s liquidity position.

Total shareholders’ equity increased 4.75 percent to $20,340,000 as of September 30, 2004 from $19,417,000 at December 31, 2003. The increase was primarily due to year-to-date net income of $1,242,000 offset by the quarterly dividends paid and an increase in accumulated other comprehensive income.

Results of Operations - Comparison for the three and nine months ended September 30, 2004 and 2003.

Net income for the nine months ended September 30, 2004 increased 25.33 percent to $1,242,000 compared to $991,000 for the same period in 2003. the significant increase was due to a $439,249 grant the Company received in August 2004 through the Bank Enterprise award (BEA) Program, a program of the Community Development Financial Institution (CDFI). The CDFI Fund supports financial institutions around the country that are dedicated to financing and supporting community and economic development activities. The BEA Program complements the community development activities of insured depository institutions by providing financial incentives to expand service within economically distressed communities. Total interest income was $9,138,000 for the nine months ended September 30, 2004 compared to $8,993,000 for the comparable period in 2003.

Interest income on loans increased $236,000 primarily due to an increase in the average loans outstanding to $160,680,000 from $146,115,000 for the nine months ended September 30, 2004 and 2003, respectively, partially offset by a decline in yield from 7.60 percent to 6.92 percent. Interest income on securities decreased 8.47 percent when comparing the nine months ended September 30, 2004 with the same period in 2003. This decrease was the result of a lower yield on securities. The yield on the securities portfolio for the period ended September 30, 2004 declined 60 basis points compared to a yield of 3.86 percent for the same period in 2003.

Total interest expense decreased 9.17 percent to $2,318,000 for the nine months ended September 30, 2004 from $2,552,000 for the nine months ended September 30, 2003. The decrease in interest expense is primarily the result of time deposits repricing during the nine months ended September 30, 2004 at significantly lower rates. The rates paid on interest bearing deposits were approximately 1.69 percent for the nine months ended September 30, 2004 as compared to 2.04 percent, for the comparable period in 2003. Recently the Bank has utilized a deposit acquisition program with a CD listing service. It is anticipated that interest expense may increase when these deposits are subject to renewal.

During the nine months ended September 30, 2004, the Company decreased the loan loss provision 8.00 percent or $30,000 as compared to the nine months ended September 30, 2003 of $375,000. The decrease in the provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, composition of loans in the portfolio.

Non-interest income during the nine months ended September 30, 2004 increased 42.79 percent to $2,189,000 from $1,533,000 for the same period in the prior year. This is primarily due to recognition of $439,000 from a BEA grant in 2004 as discussed previously. Non-interest expense increased 13.00 percent from $6,147,000 during the nine months ended September 30, 2003 to $6,946,000 during the nine months ended September 30, 2004. This is primarily the result of $254,000 in audit fees expensed through the first nine months of 2004, an increase of $214,000 over the same period in 2003. Also occupancy expense increased $268,000 from $748,000 in 2003 to $1,016,000 in 2004.

Net income for the three months ended September 30, 2004 increased 56.75% to $627,000 compared to $400,000 for the same period in 2003, primarily as a result of the receipt of the BEA grant of $439,249 the Company received in August 2004. Total interest income was $3,142,000 for the three months ended September 30, 2004 compared to $2,960,000 for the comparable period in 2003. The primary reason for the increase was attributed to the increase in interest income on loans of $191,000.

Interest income on loans increased $191,000 due to an increase in the loans outstanding to $167,204,000 from $150,865,000 for the three months ended September 30, 2004 and 2003, respectively, partially offset by a decline in yield from 7.46 percent to 6.92 percent. Interest income on securities increased 1.40% when comparing the three months ended September 30, 2004 with the same period in 2003. The yield on the securities portfolio for the three months ended September 30, 2004, decreased 25 basis points compared to a yield of 3.26 percent for the same period in 2003.

Total interest expense decreased 2.98 percent to $815,000 for the three months ended September 30, 2004 from $840,000 for the three months ended September 30, 2003. The decrease in interest expense is primarily the result of time deposits repricing during the three months ended September 30, 2004 at significantly lower rates. The rates paid on time deposits were approximately 1.72 percent for the three months ended September 30, 2004 as compared to 1.97 percent, for the comparable period in 2003.

During the three months ended September 30, 2004, the Company decreased the loan loss provision 4.80 percent from $125,000 during the three months ended September 30, 2003 to $119,000. The decrease in the provision for loan loss is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history and composition of loans in the portfolio.

Non-interest income during the three months ended September 30, 2004 increased 119.92 percent to $1,104,000 from $502,000 for the same period in the prior year due to an $113,000 gain on loan sale and $439,249 recognized from a BEA grant. Non-interest expense increased 21.99 percent from $1,987,000 during the three months ended September 30, 2003 to $2,424,000 during the three months ended September 30, 2004. The increase in this category was primarily due to increased audit costs, pension expense, and occupancy costs.

Non-performing assets and allowance for loan losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The September 30, 2004 allowance for loan losses was $2,598,000 or 1.55 percent of total loans outstanding compared with $2,276,000 or 1.51 percent of total loans outstanding at December 31, 2003. The loan loss allowance, as a percentage of total loans, increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	09/30/04	12/31/03
	(Dollars in Thousands)
Non-Accruing Loans	$1,419	1,009
Accruing Loans Delinquent 90 days or more	461	725
Foreclosed Assets	190	214
Restructured Loans	—	500

Total Non-Performing Assets	$2,070	$2,448

Percentage of total assets	0.91%	1.11%

Non-accruing loans increased significantly from year-end due to several residential mortgages in varying stages of foreclosure. Despite this increase, management considers the allowance of loan losses of $2,598,000 at September 30, 2004 to be sufficient to cover the potential loan losses.

There were no restructured loans at September 30, 2004 as compared to $500,000 at December 31, 2003. Federal regulation states that a restructured obligation that is in compliance with its modified terms and yields a market rate need not continue to be reported as a troubled debt restructured in calendar years after the year in which restructuring took place. The loans restructured during 2003 are currently in compliance with their modified terms and are yielding a market.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position decreased from 27.41 percent at December 31, 2003 to 17.36 for the period ended September 30, 2004. The decrease resulted from $16.3 million increases in loans outstanding, which were funded from cash and cash equivalents and deposit growth. The current position is adequate to meet the immediate funding needs. In September the Company adopted a Liquidity Improvement Plan to improve the liquidity position.

The Company places great significance on monitoring and managing its asset/liability position. The Company’s policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of interest rate changes. Therefore, management prepares on a quarterly basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds:    Not applicable

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

Exhibit (3)(ii) Amended and Restated Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3)(i) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999.

Exhibit (3)(iii) Articles of Amendment of M&F Bancorp, Inc. approved by the Company’s shareholders on May 3, 2000

Exhibit (3)(iv) Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 12, 1999.

Exhibit (3)(v) Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc., adopted by the shareholders of M&F Bancorp, Inc. on April 30, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 14, 2002.

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

Exhibit (10)(f) Supplemental Executive Retirement Plan of Mechanics and Farmers Bank incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 31, 2004.

Exhibit (31.1) Certification of Lee Johnson, Jr.

Exhibit (31.2) Certification of Fohliette W. Becote

Exhibit (32) Certification Pursuant to 18 U.S.C. Section 1850

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date: November 12, 2004

By:	/s/ Lee Johnson Jr.
Lee Johnson, Jr.
President/Chief Executive Officer

By:	/s/ Fohliette W. Becote
Fohliette W. Becote
Secretary/Treasurer