Form 10KSB
period 2004-12-31
M&F BANCORP INC /NC/
filed 2005-03-31
CIK 1094738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 027307

M&F BANCORP, INC.

(Name of Small Business Issuer in Its Charter)

North Carolina	56-1980549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd. Durham, North Carolina	27707-2800
(Address of Principal Executive Offices)	(Zip Code)

(919) 683-1521

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. $15,395,530

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of a specified date within the past 60 days. $18,938,808 based on the closing price of such common stock on March 18, 2005 which was $12.00 per share.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date. 1,685,646 shares of common stock outstanding at March 18, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report of M&F Bancorp, Inc. for the year ended December 31, 2004 (the “Annual Report”) are incorporated by reference into Part I, Part II and Part III.

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on May 10, 2005 (the “Proxy Statement”), are incorporated by reference into Part III.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

M&F Bancorp, Inc. (the “Company”) was formed in 1999 to serve as the holding company for Mechanics and Farmers Bank (the “Bank”). The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s sole activity currently consists of owning the Bank The Company’s principal source of income is any dividends which are declared and paid by the Bank on its capital stock. The Company used such income to pay dividends to shareholders and cover expenses.

The Bank is a North Carolina-chartered bank and began operations in 1908. It is engaged primarily in the business of attracting deposits from the general public and using such deposits, together with other funds, to make consumer and commercial loans. The Bank makes secured personal, automobile, home improvement, residential mortgage, commercial real estate, construction and commercial loans. The Bank also makes some unsecured consumer loans. The Bank’s primary source of revenue is interest income from its lending activities. The Bank’s other major sources of revenue are interest and dividend income from investments, interest income from its interest-bearing investments with other depository institutions, grants, and fee income from its lending and deposit activities. The major expenses of the Bank are interest on deposits and general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums and branch occupancy and related expenses.

As a North Carolina-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Commissioner of Banks, North Carolina Department of Commerce (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve, including governing reserves required to be maintained against deposits and other matters. The business and regulation of the Company and the Bank are also subject to legislative changes from time to time. See “SUPERVISION AND REGULATION” for additional discussion.

Market Area

The Bank has three offices in Durham, North Carolina, two offices in Raleigh, North Carolina, three offices in Charlotte, North Carolina, and one office in Winston-Salem, North Carolina. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2004, based on the Federal Deposit Insurance Corporation Summary of Deposit Data, Durham had 11 commercial banks and savings associations, and the Bank ranked 7th in deposit size. Raleigh had 15 commercial banks and savings associations, and the Bank ranked 12th in deposit size. The Bank ranked 15th in deposit size out of 16 commercial banks and savings associations in the Charlotte metropolitan area. There were 12 commercial banks and savings associations in Winston-Salem, and the Bank ranked 10th in deposit size.

Lending Activities

General. The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2004, approximately 91.77% of the Bank’s loan portfolio was secured by real property, 7.41% was secured by personal property, and less than one percent was unsecured. On December 31, 2004, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.0 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

Loan Portfolio Composition. The Bank’s consolidated gross loan portfolio totaled approximately $169.3 million at December 31, 2004 representing 73.43% of the Bank’s total assets. At December 31, 2004, approximately 26.70% of the Bank’s gross loan portfolio was composed of adjustable rate loans, and approximately 73.30% of the Bank’s gross loan portfolio was composed of fixed rate loans. At December 31, 2004, approximately $8.3 million, or 4.91%, of the Bank’s gross loan portfolio was composed of consumer loans. On such date, approximately $108.3 million, or 63.97%, of the Bank’s gross loan portfolio was composed of commercial loans and approximately $52.7 million, or 31.12%, consisted of real estate loans.

Origination, Purchase and Sale of Loans. Residential mortgage loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, the Bank believes such loans are saleable in the secondary market. The Bank did not purchase any loans in fiscal 2004. In September 2004 and December 2003, the Bank sold $3.3 million and $8.3 million, respectively, in residential mortgages in the secondary market for gains of $112, 774 and $82,296.

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

As of December 31, 2004, the Bank had approximately $6.8 million of loans classified as “substandard,” $80,000 of loans classified as “doubtful,” and no loans classified as “loss.” Total classified assets as of December 31, 2004 and 2003 were approximately $6.9 million and $2.7 million, respectively.

In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. At December 31, 2004, the Bank had approximately $9.0 million of loans in the “special mention” category, as compared to $7.6 million at December 31, 2003.

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

On December 31, 2004, the Bank’s investment securities portfolio totaled approximately $27.1 million and consisted of U.S. Treasury and U.S. Government agency securities, corporate bonds, obligations of states and political subdivisions, and mortgage backed securities and equity securities.

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

Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2004 and 2003, the Bank’s deposits totaled approximately $189.0 million and $185.9 million, respectively.

The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, interest-bearing and noninterest-bearing checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank’s deposits traditionally have been obtained primarily from its market areas. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market area and it has no brokered deposits. The Bank does participate in a national listing service, QwickRate®, to offer deposits to other financial institutions.

Competition

The Bank faces strong competition both in attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its primary market area, including large financial institutions which have greater financial and marketing resources available to them. The Bank has also recently faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2004, based on the Federal Deposit Insurance Corporation Summary of Deposits Report, the Bank’s market share of the deposits in Durham, North Carolina was approximately 3.06%, and less than one percent in Raleigh, Charlotte and Winston-Salem, North Carolina.

Employees

As of December 31, 2004, the Bank had 96 full-time equivalent employees.

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

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC in the event the depository institution becomes in danger of or in default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan.

The Company, as a registered bank holding company, is subject to the regulation and supervision of the Federal Reserve. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve under the BHCA also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act is wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while others are still in the process of being implemented.

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

The economic and operational effects of this new legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with the new law. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller, community-oriented financial institution seeking to compete with larger financial institutions in our market.

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

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Bank exceeded all applicable capital requirements as of December 31, 2004.

Capital Requirements for the Bank. The Bank, as a North Carolina commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a North Carolina chartered, FDIC-insured commercial bank which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2004.

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

FDIC Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.50% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity based stock ownership requirement. On December 31, 2004, the Bank was in compliance with this requirement.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered (A) “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); (B) “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2004 the Company was classified as well capitalized.

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

Federal Securities Law. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934. As a result of that registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Other. The federal banking agencies, including the FDIC, have developed joint regulations requiring annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators, and establishing operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards when such compensation would endanger the insured depository institution or would constitute an unsafe practice.

In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank does not believe that these regulations have had or will have a material adverse effect on its current operations.

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2004, the Company conducted its business from the headquarters office in Durham, North Carolina, and its eight branch offices in Durham, Raleigh, Charlotte and Winston-Salem, North Carolina. The following table sets forth certain information regarding the Bank’s properties as of December 31, 2004. Unless indicated otherwise, the Bank owns the properties. Rent expense incurred by the Bank under leases totaled $124,000 for the fiscal year ended December 31, 2004.

Address	Net Book Value of Property
Main Banking Office 116 West Parrish Street Durham, North Carolina (Leased)	$4,687
Corporate Office 2634 Chapel Hill Boulevard Durham, North Carolina	3,334,926
Mutual Plaza Durham, North Carolina (Leased)	-0-
2705 Chapel Hill Boulevard Durham, North Carolina	335,931
13 East Hargett Street Raleigh, North Carolina	49,117
1824 Rock Quarry Road Raleigh, North Carolina (Lease Land Only)	78,934
2101 Beatties Ford Road Charlotte, North Carolina	433
101 Beatties Ford Road Charlotte, North Carolina	191,391
770 Martin Luther King Drive Winston-Salem, North Carolina	840,200
100 Shanta Drive Raleigh, North Carolina (Land Only)	590,478
3225 Sugar Creek Road Charlotte, North Carolina (Leased)	110,040

The total net book value of the Company’s furniture, fixtures and equipment on December 31, 2004 was $1,249,895. All properties are considered by management to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Note 6 to the consolidated financial statements, which note is incorporated herein by reference.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2004, the Bank recorded $509,189 in real estate acquired in settlement of loans.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Shareholders’ Equity and Dividends” of the Annual Report, which section is incorporated herein by reference. See “Item 1. BUSINESS–Supervision and Regulation–Dividend and Repurchase Limitations” above for regulatory restrictions which limit the ability of the Company to pay dividends. See “Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” below for information on equity compensation plans.

The Company did not repurchase any shares of Common Stock during the fourth quarter of 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information required by this Item is set forth in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report, which section is incorporated herein by reference. See also the information set forth under Item 1—”Description of Business” above which section is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements and notes to the financial statements of the Company set forth in the Annual Report are incorporated herein by reference.

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

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company is set forth under the sections captioned “Proposal 1 – Election of Directors – Nominees for Election at this Annual Meeting” in the Proxy Statement and “Executive Officers” in the Proxy Statement, which sections are incorporated herein by reference. The information required by this Item regarding the Company’s audit committee and procedures by which stockholders may recommend nominees to the Company’s Board of Directors is set forth under the section captioned “The Board of Directors and Its Committees” in the Proxy Statement, which section is incorporated herein by reference.

(b) Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, which section is incorporated herein by reference.

(c) Audit Committee Financial Expert - The Board of Directors has determined that Genevia Gee Fulbright, Chairperson of the Audit Committee, Maceo K. Sloan and Willie T. Closs, Jr. qualify as “audit committee financial experts” and are “independent” as defined under applicable SEC and NASD rules and regulations.

(d) Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics for Principal Executive and Senior Financial Professionals adopted by the Board of Directors is attached as Exhibit 14 to this report and is available on “Investor Information” page of the Company’s website at www.mfbonline.com. In addition, the Bank has a Code of Ethics applicable to all of its officers and employees.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Board of Directors and Its Committees – How Are Directors Compensated?” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the section captioned “Stock Ownership” and “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned “Executive Compensation – Indebtedness of and Transactions with Management” in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13. EXHIBITS

13(a)	Exhibits

Exhibit	(3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

Exhibit	(4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

Exhibit	(10)(a)	Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the SEC on November 9, 2000.

Exhibit	(10)(b)	Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(c)	Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(d)	Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(e)	Retention Bonus Agreement between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(f)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Exhibit	(10)(g)	Summary of Retirement Package Benefits for Lee Johnson, Jr.

Exhibit	(10)(h)	2004 President and CEO Incentive Compensation Program

Exhibit	(10)(i)	2004 Executive Incentive Compensation Program

Exhibit	(10)(j)	2004 City Executives Incentive Compensation Program

Exhibit	(10)(k)	2004 Loan Production Incentive Compensation Program

Exhibit	(10)(l)	2004 Incentive Compensation Program – Branch Customer Service Plan

Exhibit	(10)(m)	2004 Corporate Support and Tellers Incentive Compensation Program

Exhibit	(11)	Statement Regarding Computation of Per Share Earnings.

Exhibit	(13)	M&F Bancorp, Inc. 2004 Annual Report to Stockholders.

Exhibit	(14)	M&F Bancorp, Inc. Code of Ethics for Principal Executive and Senior Financial Professionals incorporated by reference to Exhibit 14 to the Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Exhibit	(21)	Subsidiaries of M&F Bancorp, Inc.

Exhibit	(23)	Consent of Deloitte & Touche LLP.

Exhibit	(31.1)	Certification of Lee Johnson, Jr.

Exhibit	(32.2)	Certification of Allan E. Sturges

Exhibit	(32)	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditor” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 30, 2005	By:	/s/ Lee Johnson, Jr.
Lee Johnson, Jr.
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Lee Johnson, Jr. Lee Johnson, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005

/s/ Allan Sturges Allan Sturges	Acting Chief Financial Officer (Acting Principal Financial and Principal Accounting Officer)	March 30, 2005

/s/ Willie T. Closs, Jr. Willie T. Closs, Jr.	Director	March 30, 2005

/s/ Genevia G. Fulbright Genevia G. Fulbright	Director	March 30, 2005

/s/ Joseph M. Sansom Joseph M. Sansom	Director	March 30, 2005

/s/ Maceo K. Sloan Maceo K. Sloan	Director	March 30, 2005

/s/ Aaron L. Spaulding Aaron L. Spaulding	Director	March 30, 2005

INDEX TO EXHIBITS

Exhibit No.	Description
Exhibit (10)(g)	Summary of Retirement Package Benefits for Lee Johnson, Jr.

Exhibit (10)(h)	2004 President and CEO Incentive Compensation Program

Exhibit (10)(i)	2004 Executive Incentive Compensation Program

Exhibit (10)(j)	2004 City Executives Incentive Compensation Program

Exhibit (10)(k)	2004 Loan Production Incentive Compensation Program

Exhibit (10)(l)	2004 Incentive Compensation Program – Branch Customer Service Plan

Exhibit (10)(m)	2004 Corporate Support and Tellers Incentive Compensation Program

Exhibit (11)	Statement Regarding Computation of Per Share Earnings

Exhibit (13)	M&F Bancorp, Inc. 2004 Annual Report to Stockholders.

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)	Consent of Deloitte & Touche LLP

Exhibit (31.1)	Certification of Lee Johnson, Jr.

Exhibit (31.2)	Certification of Allan E. Sturges

Exhibit (32)	Certification Pursuant to 18 U.S.C. Section 1350