Form 10QSB
period 2005-03-31
M&F BANCORP INC /NC/
filed 2005-05-16
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-27307

M&F BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

North Carolina	56-1980549
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2634 Durham Chapel Hill Blvd., P.O. Box 1932, Durham, North Carolina 27707

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

Common Stock no par value 1,685,646

Outstanding at May 10, 2005

Transitional Small Business Disclosure Format (Check one):

Yes  ☐    No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS
Cash and amounts due from financial institutions	$4,906	$4,432
Interest-earning deposits in financial institutions	19,759	15,236

Cash and cash equivalents	24,665	19,668

Securities available for sale	26,037	26,691

Securities held to maturity	190	385

Loans:
Commercial, financial and agricultural loans	103,396	107,600
Real estate-construction loans	19,435	14,937
Real estate-mortgage loans	39,939	40,014
Installment loans to individuals	6,660	6,743

Total Loans	169,430	169,294
Unearned income	(549)	(618)
Allowance for loan losses	(2,712)	(2,512)

Net loans	166,169	166,164
Land available for sale	590	590
Premises and equipment, net	6,160	6,196
Other assets	11,414	10,847

TOTAL ASSETS	$235,225	$230,541

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	156,455	157,410
Non-interest-bearing deposits	37,850	31,649

Total Deposits	194,305	189,059
Other borrowings	16,795	16,802
Other liabilities	4,180	4,340

Total liabilities	215,280	210,201
Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,685,646	5,901	5,901
Retained earnings	14,043	14,143
Accumulated other comprehensive income	1	296

Total shareholders’ equity	19,945	20,340
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$235,225	$230,541

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

Three months ended:	March 31, 2005	March 31, 2004
Interest income:
Interest on loans	$2,882	$2,696
Securities:
Taxable	132	141
Tax exempt	89	101
Interest on bank deposits	98	31

Total interest income	3,201	2,969

Interest expense:
Interest on deposits	726	611
Interest on federal funds & borrowings	213	151

Total interest expense	939	762

Net interest income	2,262	2,207
Provision for loan losses	233	106

Net interest income after provision for loan losses	2,029	2,101

Non-interest income	522	531
Salaries & employee benefits	1,374	1,314
Other non-interest expense	1,209	804

Income (loss) before taxes	(32)	514
Income tax (benefit) expense	(16)	138

Net (loss) income	$(16)	$376

Earnings (Loss) per common share:
Basic	$(0.01)	$0.23
Diluted	$(0.01)	$0.22
Weighted average common shares outstanding:
Basic	1,686	1,686
Diluted	1,686	1,712
Dividends per common share	$0.05	$0.05

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	March 31, 2005	March 31, 2004
Beginning balance, January 1	$20,340	$19,417
Net income (loss)	(16)	376
Changes in fair value of securities, net of tax	(295)	79
Dividends	(84)	(84)

Ending Balance, March 31	$19,945	$19,788

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

Three months ended:	March 31, 2005	March 31, 2004
Operating activities:
Net income (loss)	$(16)	$376

Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	233	106
Depreciation and amortization	92	74
Deferred income taxes	(33)	(82)
Deferred loan fees	69	44
Income taxes receivable	(119)	303
Interest receivable	(76)	(18)
Other assets	(271)	(290)
Other	(85)	538
Other liabilities	(160)	(167)

Net cash (used in) provided by operating activities	(366)	884

Investing activities:

Proceeds from sales, calls and maturities of securities (AFS)	402	2,364
Purchase of securities (AFS)	—	(1,500)
Net increase in loans	(136)	(5,875)
Purchase of premises and equipment	(58)	(166)

Net cash provided by (used in) investing activities	208	(5,177)

Financing activities:

Net increase (decrease) in demand and savings deposits	9,499	(7,364)
Net decrease in certificates of deposit	(4,253)	(2,220)
Repayment of FHLB Borrowings	(7)	(7)
Cash dividends	(84)	(84)

Net cash provided by (used in) financing activities	5,155	(9,675)

Net increase (decrease) in cash and cash equivalents	4,997	(13,968)
Cash and cash equivalents at the beginning of the period	19,668	25,859
Cash and cash equivalents at the end of the period	$24,665	$11,891

Interest Paid	$993	$651
Taxes Paid	$0	$0

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

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

The consolidated condensed financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated condensed financial statement.

2.	Loans and Allowance for Possible Loan Losses

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in process of collection. In all cases, loans are placed on non-accrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued, but not collected, for loans that are placed on non-accrual status or that are charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

3.	Investment Securities

Non-equity securities not classified as either “held to maturity” securities or trading securities and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairments. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than –temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

4.	Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three periods ended March 31, 2005 and March 31, 2004, 110,400 and 82,200 stock options, were excluded from the computations of diluted earnings per share because the impact of their inclusion would be anti-dilutive.

5.	Regulatory Capital Requirements

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of March 31, 2005 and December 31, 2004, the capital levels are as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
March 31, 2005	11.44%	9.98%	7.96%	6.00%
December 31, 2004	12.00%	10.48%	8.54%	6.00%

a)	to risk weighted assets
b)	to average assets

6.	Common Stock Cash Dividends

On March 15, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on April 4, 2005 payable April 11, 2005. The dividend reduced shareholders’ equity by $84,282.

7.	Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value method had been applied to all outstanding and unvested awards in each period. For purposes of the pro forma disclosures required by SFAS No. 148, Accounting for Stock-Based Compensation – transaction and disclosure – an amendment of FASB Statement No. 123(SFAS No. 148), to expense over the options vesting period. The estimated fair value of the Company’s stock options is amortized over the vesting period. All stock options were fully vested as of March 31, 2005.

Net income (loss):

	Three Months Ended March 31
	2005	2004
As reported	$(16)	376
Deduct – total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	0	(3)

Pro forma	$(16)	$373

Basic earnings (loss) per share:
As reported	$(0.01)	$0.13
Pro forma	$(0.01)	$0.22

Diluted earnings (loss) per share:
As reported	$(0.01)	$0.22
Pro forma	$(0.01)	$0.22

8.	Loan Commitments

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the financial statements. At March 31, 2005 and December 31, 2004, the Bank had outstanding loan commitments of approximately $47.8 million and $41.1 million, respectively. Commitments under standby letters of credit amounted to approximately $3.6 million for both periods ending March 31, 2005 and December 31, 2004, respectively. These letters of credit represent agreements, whereby the Bank guarantees to lend funds to customers up to a predetermined maximum amount.

The bank approves lines of credit to customers through home equity and overdraft protection loans. At March 31, 2005 and December 31, 2004, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amount on home equity lines at March 31, 2005 and December 31, 2004 were approximately $1.4 million, respectively. In addition, consumer overdraft protections loans had available lines of credit of $848,000 and $882,000 as of March 31, 2005 and December 31, 2004, respectively.

9.	New Accounting Pronouncements

In May 2004, FASB issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003(“the Act”). FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employees that sponsor postretirement health care plans that provide prescription drug benefits. The Company believes that its plans are eligible for the subsidy provided by the Act but has not determined the effect on its financial statements.

In September 2004, the FASB issued FSP EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1-1 pending the issuance of further implementation guidance. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a Company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other- than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

In December 2004, the FASB Statement No. 123 (revised 2004) (SFAS 123(R)), “Share-based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. FASB 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date for public companies, which results in the required effective date of January 1, 2006 for the Company.

Statement 123 (R) may be adopted using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted employees prior to the effective date of Statement 123 (R) that remain unvested on the effective date. (2) A “modified retrospective” which incorporates a restatement of previously reported earnings per share based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not adopted Statement 123 (R) at this time and is still evaluating its impact.

10.	Benefit Plans

The Company and its subsidiary have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has supplementary defined benefit pension plans that provide benefits to higher-level employees. During the first three months of 2005, we made contributions of $21,000 and expect to contribute approximately $81,000 during the remainder of 2005.

The components of the net periodic benefit cost for the three months ended March 31 are:

	Pension Benefits		Other Executive Retirement Benefits
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Service Cost	$25	$24	$14	$16
Interest Cost	55	55	33	31
Expected Returns on Plan Assets	(70)	(67)	—	—
Amortization of prior service cost	(7)	(8)	22	19
Amortization of net loss	4	6	8	8

Net Periodic Cost	$7	$10	$77	$74

The Company provides certain post retirement benefits to specified Executive Officers. At March 31, 2005, the amount of the liability for these benefits was approximately $132,200.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting and reporting policies of the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. Three of the more critical accounting and reporting policies include the Company’s accounting for the allowance for possible loan losses, investment securities and pension costs. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

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

See “Non-Performing Assets and Allowance for Loan Losses” herein for additional discussion.

Investment Securities

Non-equity securities not classified as either “held to maturity” securities or trading securities and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairments. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than –temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

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

The benefit cost and obligation are dependent on numerous factors resulting from actual plan experience and assumptions of future experiences. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2004 on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company’s critical and significant accounting policies.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. It is intended to assist you in understanding the financial condition and the results of operations for the three months ended March 31, 2005 and 2004.

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

Executive Overview

The Company generated the majority of its income in the first quarter of 2005, from traditional banking services—lending and deposit services.

Despite the net loss for the quarter, the Company continued to execute on the strategy and meet many expectations such as targeting commercial business and diversifying the customer base and increasing available rate products. During the first three months of 2005, the Company continued to target commercial business in an effort to diversify the customer base and increase variable-rate products. The Company also concentrated efforts to attract long-term deposits.

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

Financial Condition

Total assets increased 2.03 percent to $235.2 million at March 31, 2005 from $230.5 million at December 31, 2004 primarily due to a $5.2 million increase in deposits, resulting in an increase in cash and cash equivalents of $5.0 million.

Total loans increased less than 1.00 percent to $169.4 million at March 31, 2005 from $169.3 million at December 31, 2004. This small increase was primarily the result of lower than expected loan closings during the first quarter.

The investment portfolio balance as of March 31, 2005 was $26.2 million compared to $27.1 million at December 31, 2004. Maturing investment securities and cash and cash equivalents were used to fund loan demand and satisfy liquidity needs. Approximately 99.3 and 98.6 percent of the portfolio was classified as available-for-sale at March 31, 2005 and December 31, 2004, respectively. All securities purchased during 2005 and 2004 were classified as available-for-sale.

Deposits increased 2.75 percent to $194.3 million at March 31, 2005 from $189.1 million at December 31, 2004, primarily as a result of a $6.2 million increase in non-interest bearing deposits.

Total shareholders’ equity decreased 1.94 percent to $19.9 million, as of March 31, 2005 from $20.3 million at December 31, 2004. The decrease was primarily due to year-to-date net loss of $16 thousand, the quarterly dividends declared and a decrease in net investment gains.

Results of Operations - Comparison for the three months ended March 31, 2005 and 2004.

Net income for the three months ended March 31, 2005 decreased 104.3 percent to a loss of $16 thousand compared to income of $376 thousand for the same period in 2004. Total interest income was $3.2 million for the three months ended March 31, 2005 compared to $3.0 million for the comparable period in 2004.

Interest income on loans increased $186 thousand primarily due to an increase in the average loans outstanding to $170.0 million from $155.9 million for the three months ended March 31, 2005 and 2004, respectively, partially offset by a decline in yield from 6.92 percent to 6.78 percent. Interest income on securities decreased 8.67 percent when comparing the three months ended March 31, 2005 with the same period in 2004. This decrease was the result of a decrease in securities portfolio as a result of calls and maturities. The yield on the securities portfolio for the period ended March 31, 2005 increased 7 basis points from a yield of 3.36 percent for the same period in 2004.

Total interest expense increased 23.22 percent to $939 thousand for the three months ended March 31, 2005 from $762 thousand for the three months ended March 31, 2004. The increase in interest expense is primarily the result of time deposits repricing during the three months ended March 31, 2005 at significantly higher rates. The rates paid on interest bearing deposits were approximately 1.84 percent for the three months ended March 31, 2005 as compared to 1.67 percent, for the comparable period in 2004. During 2004, the Bank began to utilize a deposit acquisition program with Qwickrate, a CD listing service. CD’s outstanding through this program as of March 31, 2005 was $17.3 million with an average interest rate of 3.01 percent. It is anticipated that interest expense may increase when these deposits are subject to renewal.

During the three months ended March 31, 2005, the Company increased the loan loss provision to $233 thousand as compared to $106 thousand for the three months ended March 31, 2004. This is a result of an increase of $1.4 million in non-accrual, past due and restructured loans at March 31, 2005 as compared to December 31, 2004. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, composition of loans in the portfolio.

Non-interest income during the three months ended March 31, 2005 decreased 1.69 percent to $522 thousand from $531 thousand for the same period in the prior year. Non-interest expense increased 22.00 percent from $2.1 million during the three months ended March 31, 2004 to $2.6 million during the three months ended March 31, 2005. This is primarily the result of $211,000 in consultant fees expensed through the first three months of 2005, an increase of $197 thousand over the same period in 2004. The increase was the result of the reorganization of the entire human resources function. In addition, the Company opened a new branch office in May of 2005.

Non-Performing Assets and Allowance for Loan Losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The March 31, 2005 allowance for loan losses was $2.7 million or 1.53 percent of total loans outstanding compared with $2.5 million or 1.60 percent of total loans outstanding at December 31, 2004. The loan loss allowance, as a percentage of total loans, increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

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

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Non-Accruing Loans	$4,271	1,546
Accruing Loans Delinquent 90 days or more	353	2,089
Foreclosed Assets	594	509
Restructured Loans	—	52

Total Non-Performing Assets	$5,218	$4,196

Percentage of total assets	2.22%	1.82%

Non-accruing loans increased significantly from year-end due primarily to one large commercial real estate loan of approximately $2.8 million going past due more than 90 days. Despite this increase, management considers the allowance for loan losses of $2.7 million at March 31, 2005 to be sufficient to cover the potential loan losses.

There were no restructured loans at March 31, 2005 as compared to $52,000 at December 31, 2004. Federal regulation states that a restructured obligation that is in compliance with its modified terms and yields a market rate need not continue to be reported as a troubled debt restructured in calendar years after the year in which restructuring took place.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position increased from 18.73 percent at December 31, 2004 to 20.23 percent for the period ended March 31, 2005. The increase resulted from an increase in deposits of $5.2 million.

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

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity that was reported in its December 31, 2004, Annul Report on Form 10-KSB.

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

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings: Not applicable
ITEM 2.	Unregistered Sales of Equity Securities and use of Proceeds: Not Applicable
ITEM 3.	Defaults upon Senior Securities: Not applicable
ITEM 4.	Submission of Matters to a Vote of Security Holders: Not Applicable
ITEM 5.	Other Information: Not applicable
ITEM 6.	Exhibits

(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the SEC on November 9, 2000.

Exhibit (10)(b)	Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(c)	Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(d)	Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(e)	Retention Bonus Agreement between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(f)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Exhibit (10)(g)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(h)	2004 President and CEO Incentive Compensation Program incorporated by reference to Exhibit 10(h) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(i)	2004 Executive Incentive Compensation Program incorporated by reference to Exhibit 10(i) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(j)	2004 City Executives Incentive Compensation Program incorporated by reference to Exhibit 10(j) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(k)	2004 Loan Production Incentive Compensation Program incorporated by reference to Exhibit 10(k) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(l)	2004 Incentive Compensation Program – Branch Customer Service Plan incorporated by reference to Exhibit 10(l) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(m)	2004 Corporate Support and Tellers Incentive Compensation Program incorporated by reference to Exhibit 10(m) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(n)	Employment Agreement dated May 9, 2005 between Ronald Wiley and Mechanics and Farmers Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005.

Exhibit (10)(o)	Split Dollar Life Insurance Agreement (Endorsement Method) between Mechanics and Farmers Bank and Lee Johnson, Jr. dated September 2, 2003

Exhibit (10)(p)	Split Dollar Life Insurance Agreement (Endorsement Method) between Mechanics and Farmers Bank and Ethel M. Small dated September 17, 2003

Exhibit (31.1)	Certification of Lee Johnson, Jr.

Exhibit (31.2)	Certification of Allan E. Sturges

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date: May 13, 2005

By:	/s/ Lee Johnson, Jr.
Lee Johnson, Jr.
President/Chief Executive Officer

By:	/s/ Allan E. Sturges
Allan E. Sturges
Acting Chief Financial Officer