Form 10QSB
period 2005-06-30
M&F BANCORP INC /NC/
filed 2005-08-15
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Outstanding at August 10, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC.

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
ASSETS

Cash and amounts due from financial institutions	$4,765	$4,432
Interest-earning deposits in financial institutions	16,012	15,236

Cash and cash equivalents	20,777	19,668

Securities available for sale	25,627	26,691

Securities held to maturity	190	385

Loans:
Commercial, financial and agricultural loans	106,389	107,600
Real estate-construction loans	13,487	14,937
Real estate-mortgage loans	42,632	40,014
Installment loans to individuals	5,261	6,743

Total Loans	167,769	169,294
Unearned income	(568)	(618)
Allowance for loan losses	(2,815)	(2,512)

Net loans	164,386	166,164
Land available for sale	590	590
Premises and equipment, net	6,205	6,196
Other assets	11,587	11,575

TOTAL ASSETS	$229,362	$231,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Interest-bearing deposits	$151,817	$157,410
Non-interest-bearing deposits	34,823	31,649

Total Deposits	186,640	189,059
Other borrowings	17,638	16,802
Other liabilities	4,834	5,068

Total liabilities	209,112	210,929
Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,685,646	5,901	5,901
Retained earnings	14,248	14,143
Accumulated other comprehensive income	101	296

Total shareholders’ equity	20,250	20,340

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$229,362	$231,269

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Six Months Ended:
	June 30, 2005	June 30, 2004
Interest income:
Interest on loans	$5,779	$5,488
Securities:
Taxable	266	268
Tax exempt	175	196
Interest on bank deposits	219	44

Total interest income	6,439	5,996

Interest expense:
Interest on deposits	1,504	1,200
Interest on federal funds & borrowings	410	303

Total interest expense	1,914	1,503

Net interest income	4,525	4,493
Provision for loan losses	332	226

Net interest income after provision for loan losses	4,193	4,267

Non-interest income	1,180	1,085
Salaries & employee benefits	2,637	2,689
Other non-interest expense	2,388	1,833

Income before taxes	348	830
Income tax expense	74	215

Net income	$274	$615

Earnings per common share:
Basic	$0.16	$0.36
Diluted	$0.16	$0.36
Weighted average common shares outstanding:
Basic	1,686	1,686
Diluted	1,751	1,732

Dividends per common share	$0.10	$0.10

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended:
	June 30, 2005	June 30, 2004
Interest income:
Interest on loans	$2,897	$2,792
Securities:
Taxable	134	127
Tax exempt	86	95
Interest on bank deposits	121	13

Total interest income	3,238	3,027

Interest expense:
Interest on deposits	778	589
Interest on federal funds & borrowings	197	152

Total interest expense	975	741

Net interest income	2,263	2,286
Provision for loan losses	99	120

Net interest income after provision for loan losses	2,164	2,166

Non-interest income	658	554
Salaries & employee benefits	1,263	1,375
Other non-interest expense	1,179	1,029

Income before taxes	380	316
Income tax expense	90	77

Net income	$290	$239

Earnings per common share:
Basic	$0.17	$0.14
Diluted	$0.17	$0.14
Weighted average common shares outstanding:
Basic	1,686	1686
Diluted	1,745	1730

Dividends per common share	$0.05	$0.05

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Six Months Ended:
	June 30, 2005	June 30, 2004
Beginning balance, January 1	$20,340	$19,417
Net income	274	615
Changes in fair value of securities, net of tax	(195)	(272)
Dividends	(169)	(169)

Ending Balance, June 30	$20,250	$19,591

See notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended:
	June 30, 2005	June 30, 2004
Operating activities:
Net income	$274	$615
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	332	226
Depreciation and amortization	123	194
Deferred income taxes	(146)	(376)
Gain on disposal of assets	—	5
Deferred loan fees	50	20
Income taxes receivable	220	376
Interest receivable	53	(150)
Other assets	(285)	(368)
Other liabilities	12	238

Net cash (used in) provided by operating activities	633	780

Investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	967	5,654
Purchase of securities (AFS)	—	(3,500)
Net decrease (increase) in loans	1,396	(14,241)
Purchase of premises and equipment	(135)	(512)

Net cash provided by (used in) investing activities	2,228	(12,599)

Financing activities:
Net increase (decrease) in demand and savings deposits	(3,201)	(3,758)
Net decrease in certificates of deposit	782	(1,816)
Proceeds from FHLB Borrowing	843	4,000
Repayment of FHLB Borrowings	(7)	(13)
Cash dividends	(169)	(169)

Net cash used in financing activities	(1,752)	(1,756)

Net increase (decrease) in cash and cash equivalents	1,109	(13,575)
Cash and cash equivalents at the beginning of the period	19,668	25,859

Cash and cash equivalents at the end of the period	$20,777	$12,284

Interest Paid	$1,925	$1,591
Taxes Paid	$0	$365

See notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics & Farmers Bank (“the Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions from Regulation S-B.

The consolidated condensed financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated condensed financial statements. Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

3. Investment Securities

Non-equity securities, not classified as either “held to maturity” securities or trading securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity under accumulated other comprehensive income. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairments. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than–temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

4. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the periods ended June 30, 2005 and June 30, 2004, 92,400 and 110,400 stock options, were included in the computations of diluted earnings per share because the impact of their inclusion would be dilutive.

5. Regulatory Capital Requirements and Issues

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. As of June 30, 2005 and December 31, 2004, the capital levels are as indicated below:

Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
June 30, 2005	11.98%	10.50%	8.28%	6.00%
December 31, 2004	12.00%	10.48%	8.54%	6.00%

a)	to risk weighted assets
b)	to average assets

The Company’s wholly-owned subsidiary, Mechanics and Farmers Bank, recently completed a joint exam conducted by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The final written report of examination has been received by management of the Bank and is in the process of being reviewed by the Board of Directors.

As a result of that examination, the Bank understands that it will be encouraged among other things, to improve loan asset quality, underwriting and credit administration, closely monitor liquidity, evaluate overhead costs to improve earnings, conduct a further evaluation of the allowance for loan losses due to increases in levels of classified loans and more closely monitor capital ratios and requirements.

6. Common Stock Dividends

On March 15, 2005 and June 23, 2005, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on each of on April 4 and July 8, 2005 and payable on each of April 11 and July 15, 2005. The dividends reduced shareholders’ equity by $168,564.

7. Pro Forma Net Income with Stock Option Compensation Costs Determined Using Fair Value Method

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period. For purposes of the pro forma disclosures required by SFAS No. 148, Accounting for Stock-Based Compensation –Transition and disclosure – an amendment of FASB Statement No. 123 (SFAS No. 148), the estimated fair value of the Company’s stock options is amortized over the vesting period, which is when an employee reaches age 55 and 30 years of service or age 65. All stock options were fully vested as of June 30, 2005.

Net income:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income:
As reported	$290	$239	$274	$615
Deduct – total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	(0)	(3)	(0)	(6)

Pro forma	$290	$236	$274	$609

Basic earnings per share:
As reported	$0.17	$0.14	$0.16	$0.37
Pro forma	$0.17	$0.14	$0.16	$0.36

Diluted earnings per share:
As reported	$0.17	$0.14	$0.16	$0.36
Pro forma	$0.17	$0.14	$0.16	$0.35

8. Loan Commitments

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the financial statements. At June 30, 2005 and December 31, 2004, the Bank had outstanding loan commitments of approximately $46.2 million and $41.1 million, respectively. Commitments under standby letters of credit amounted to approximately $3.6 million for the periods ending June 30, 2005 and December 31, 2004. These letters of credit represent agreements, whereby the Bank commits to lend funds to customers up to a predetermined maximum amount.

The Bank approves lines of credit to customers through home equity and overdraft protection loans. At June 30, 2005 and December 31, 2004, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amount on home equity lines at June 30, 2005 and December 31, 2004 were approximately $1.2 million and $1.4 million, respectively. In addition, consumer overdraft protections loans had available lines of credit of $0.7 million and $0.9 as of June 30, 2005 and December 31, 2004, respectively.

9. New Accounting Pronouncements

In May 2004, Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP FAS 106-2), which supersedes FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). FSP FAS 106-2 provides guidance on the accounting for the effects of the Act for employees that sponsor postretirement health care plans that provide prescription drug benefits. The Company believes that its plans are eligible for the subsidy provided by the Act but has not determined the effect on its financial statements.

In September 2004, the FASB issued FSP EITF 03-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other- than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. Once issued, the Company will evaluate the impact of adopting EITF 03-1.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (SFAS 123(R)), “Share-based Payment”, which is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123 (R) for public companies, which results in the required effective date of January 1, 2006 for the Company.

SFAS 123 (R) may be adopted using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123 (R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted employees prior to the effective date of SFAS 123 (R) that remain unvested on the effective date; (2) “modified retrospective” which incorporates a restatement of previously reported earnings per share based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not adopted SFAS 123(R) at this time and is still evaluating its impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the change. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this Standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”),Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123 (R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123 (R) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In June of 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Standard applies to all voluntary changes in accounting principle, and requires that changes in accounting principle be reported by restating all prior periods presented, unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial reporting between periods.

10. Benefit Plans

The Company and the Bank have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has a supplemental unfunded excess retirement plan that provides benefits to higher-level employees. During the first six months of 2005, we made contributions of $168,000 and expect to contribute approximately $168,000 during the remainder of 2005.

The components of the net periodic benefit cost for the six months ended June 30 are:

	Pension Benefits (in thousands)		Other Executive Retirement Benefits (in thousands)
	2005	2004	2005	2004
Service Cost	$50	$48	$29	$32
Interest Cost	110	111	65	62
Expected Returns on Plan Assets	(140)	(133)	—	—
Amortization of prior service cost	(15)	(4)	44	55
Amortization of net loss	9	0	17	0

Net Periodic Cost	$14	$22	$155	$149

The Company provides certain post retirement benefits to specified former executive officers. At June 30, 2005, the amount of the liability for these benefits was approximately $132,200.

An unrestricted lump sum distribution of retirement benefits was inadvertently paid out of the M&F Bancorp, Inc. Cash Balance Plan to a former highly compensated employee (HCE) during the quarter ending June 30,2005. The lump sum payment to the former HCE should have been made as a restricted lump sum payment under the terms of the benefit plan. Several alternative methods are available to correct this apparent error. The Company is evaluating these alternatives as well as the associated liability to the benefit plan and the Company anticipates taking corrective action during the third quarter of 2005. In the event it becomes necessary for the Company to provide additional security to the plan, the Company does not anticipate that the financial impact of that corrective action will have a material effect on the financial condition of the Company at this time.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The accounting and reporting policies of the Company and the Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry.

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

The Board of Directors of the Bank has recently approved a new credit classification system to evaluate the risks inherent in the Bank’s loan portfolio. During the coming months management will conduct an evaluation of the loan portfolio based on this new classification system. Management will take the results of that evaluation into consideration in detemining future provisions to the allowance for loan losses.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Investment Securities

Non-equity securities, not classified as either “held to maturity” securities or trading securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairments. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than–temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses.

Pension Plans

The Company and the Bank maintain a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full time employees and a supplemental unfunded excess retirement plan to provide benefits to a select group of highly compensated employees. The excess plan provides benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the tax law.

The benefit cost and obligation are dependent on numerous factors resulting from actual plan experience and assumptions of future experiences. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2004 on Form 10-KSB on file with the SEC for details regarding all of the Company’s critical and significant accounting policies. Also, please refer to Note 10 to the Company’s Consolidated Condensed Financial Statements.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. It is intended to assist you in understanding the financial condition and the results of operations for the three and six months ended June 30, 2005 and 2004.

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

Executive Overview

The Company generated the majority of its income in the second quarter of 2005, from traditional banking services—lending and deposit services. The Company continued to execute on management’s strategy of targeting commercial business, diversifying the customer base and increasing variable rate products.

As management looks forward there are several key challenges that the Company will face, namely:

•	Improving operating efficiency while reducing overhead expenses

•	Improving asset quality and diversity of loan portfolio

•	More closely monitoring capital ratios and requirements

•	Enhancing financial reporting and credit administration systems

•	Improving liquidity

•	Focus on controlled growth

The Company will continue to rely on its emphasis on quality personal services and enhanced technology to meet these challenges. The Company has developed both long-term and short-term strategic objectives to obtain profitable growth. Management will continually monitor and modify these objectives. The Company will also explore expansions of services as it seeks to increase fee revenue.

Financial Condition

Total assets decreased 0.82 percent to $229.4 million at June 30, 2005 from $231.3 million at December 31, 2004 primarily due to a $1.8 million decrease in net loans.

Total loans decreased 0.90 percent to $167.8 million at June 30, 2005 from $169.3 million at December 31, 2004. This decrease was primarily the result of lower than expected loan closings during the first two quarters of 2005 as a result of rising interest rates and additional loan documentation requirements.

The investment portfolio balance as of June 30, 2005 was $25.8 million compared to $27.1 million at December 31, 2004. Approximately 99.2 and 98.5 percent of the portfolio was classified as available-for-sale at June 30, 2005 and December 31, 2004, respectively. All securities purchased during 2005 and 2004 were classified as available-for-sale.

Deposits decreased 1.28 percent to $186.6 million at June 30, 2005 from $189.1 million at December 31, 2004, primarily as a result of a $5.6 million decrease in interest bearing deposits. During this period, the Federal Reserve Bank had a series of short-term interest rate increases. Rate sensitive customers began to shop competing financial institutions for the best rates.

Total shareholders’ equity remained approximately the same at $20.2 million, as of June 30, 2005 compared with $20.3 million at December 31, 2004. Equity remained substantially unchanged due to the net profit of $0.3 million as of June 30, 2005 was substantially offset by two quarterly dividends declared and a decrease in net unrealized investment gains as a result of rising interest rates.

Results of Operations - Comparison for the six months ended June 30, 2005 and 2004.

Net income for the six months ended June 30, 2005 decreased 55.5 percent to $0.3 million compared to income of $0.6 million for the same period in 2004. Total interest income was $6.4 million for the six months ended June 30, 2005 compared to $6.0 million for the comparable period in 2004.

Interest income on loans increased $0.3 million primarily due to an increase in the average loans outstanding to $168.4 million from $157.3 million for the six months ended June 30, 2005 and 2004, respectively, partially offset by a decline in yield from 6.98 percent to 6.86 percent. Interest income on securities decreased 4.96 percent when comparing the six months ended June 30, 2005 with the same period in 2004. This decrease was the result of a decrease in the securities portfolio as a result of calls and maturities. The yield on the securities portfolio for the period ended June 30, 2005 increased 6 basis points from a yield of 3.41 percent for the same period in 2004.

Total interest expense increased 27.35 percent to $1.9 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. The increase in interest expense is primarily the result of time deposits repricing during the six months ended June 30, 2005 at significantly higher rates. The rates paid on interest bearing deposits were approximately 1.95 percent for the six months ended June 30, 2005 as compared to 1.66 percent for the comparable period in 2004. During 2003, the Bank began to utilize a deposit acquisition program with Qwickrate, a CD listing service. CDs outstanding through this program as of June 30, 2005 were $18.9 million with an average interest rate of 3.27 percent. It is anticipated that interest expense may increase when these deposits are subject to renewal and reprice at higher rates over the next eighteen months.

During the six months ended June 30, 2005, the Bank increased the loan loss provision to $0.3 million as compared to $0.2 million for the six months ended June 30, 2004. This is a result of an increase of $3.0 million in non-accrual, past due and restructured loans at June 30, 2005 as compared to December 31, 2004. The provision for loan losses is the result of management’s assessment of the Bank’s delinquency ratios, non-performing assets, charge-off history, composition of loans in the portfolio.

Non-interest income during the six months ended June 30, 2005 increased 8.76 percent to $1.2 million from $1.1 million for the same period in the prior year. Non-interest expense increased 11.12 percent from $4.5 million during the six months ended June 30, 2004 to $5.0 million during the six months ended June 30, 2005. This is primarily the result of $0.3 million in consultant fees expensed through the first six months of 2005. The consultant fees related to the reorganization and automation of the entire human resources function.

Results of Operations - Comparison for the three months ended June 30, 2005 and 2004.

Net income for the three months ended June 30, 2005 increased 21.3 percent to $0.3 million compared to income of $0.2 million for the same period in 2004. Total interest income increased $0.2 million or 6.97 percent to $3.2 million for the three months ended June 30, 2005 compared to $3.0 million for the comparable period in 2004.

Interest income on loans increased $0.1 million primarily due to an increase in the average loans outstanding to $166.8 million from $161.1 million for the three months ended June 30, 2005 and 2004, respectively, in addition to an increase in yield from 6.93 percent to 6.95 percent. Interest income on securities decreased 0.90 percent when comparing the three months ended June 30, 2005 with the same period in 2004. This decrease was the result of a decrease in securities portfolio as a result of calls and maturities. The yield on the securities portfolio for the period ended June 30, 2005 increased 30 basis points from a yield of 3.17 percent for the same period in 2004.

Total interest expense increased 31.58 percent to $1.0 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. The increase in interest expense is primarily the result of time deposits repricing during the three months ended June 30, 2005 at significantly higher rates. The rates paid on interest bearing deposits were approximately 2.01 percent for the three months ended June 30, 2005 as compared to 1.65 percent, for the comparable period in 2004. During 2004, the Bank began to utilize a deposit acquisition program with Qwickrate, a CD listing service. CDs outstanding through this program as of June 30, 2005 were $18.9 million with an average interest rate of 3.27 percent. It is anticipated that interest expense may increase when these deposits are subject to renewal and reprice at higher rates over the next eighteen months.

During the three months ended June 30, 2005, the Bank decreased the loan loss provision slightly for the three months ended June 30, 2004. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

Non-interest income during the three months ended June 30, 2005 increased 18.77 percent to $0.7 million from $0.6 million for the same period in the prior year. Non-interest expense during the three months ended June 30, 2005 and 2004 remained constant at approximately $2.4 million.

Non-Performing Assets and Allowance for Loan Losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The June 30, 2005 allowance for loan losses was $2.8 million or 1.68 percent of total loans outstanding compared with $2.5 million or 1.48 percent of total loans outstanding at December 31, 2004. The loan loss allowance, as a percentage of total loans, increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

As a result of concerns over the asset quality of the Bank’s loan portfolio raised during the recent regulatory exam, management intends to more closely monitor loan documentation prior to and after loan closings, diversify the loan portfolio, react in a more timely manner to borrowers’ with weakened financial conditions. Each of these concerns among others will be utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses.

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

	June 30, 2005	December 31, 2004
	(in thousands)
Non-Accruing Loans	$4,251	$1,546
Accruing Loans Delinquent 90 days or more	416	2,089
Foreclosed Assets	671	509
Restructured Loans	—	52

Total Non-Performing Assets	$5,338	$4,196

Percentage of total assets	2.33%	1.81%

Non-accruing loans increased significantly from year-end due primarily to one large real estate borrower of approximately $2.8 million going past due more than 90 days and being placed in non-accrual status. Despite this increase, management considers the allowance for loan losses of $2.8 million at June 30, 2005 to be sufficient to cover the potential loan losses. Management will continue to monitor all nonaccrual loan relationships carefully including the one specifically mentioned to insure improvement in borrowers’ cash flow and to maintain the value of any underlying collateral.

There were no restructured loans at June 30, 2005 as compared to $0.05 million at December 31, 2004. Federal regulation states that a restructured obligation that is in compliance with its modified terms and yields a market rate need not continue to be reported as a troubled debt restructured in calendar years after the year in which restructuring took place.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position increased from 18.73 percent at December 31, 2004 to 19.61 percent for the period ended June 30, 2005. The increase resulted due to loan repayments and a decrease in funding of commitments in gross loans of $1.5 million. Historically, core deposits have been a stabilizing factor in attaining the Bank’s desired level of liquidity. Current management intends to more aggressively work towards maintaining existing core deposits and attracting new sources of core deposits.

As a result of the Bank’s most recent regulatory exam, the management of the Bank intends to more actively manage the Bank’s liquidity position by establishing target goals that can be met and maintained while at the same time providing adequate funds for both loans and withdrawals.

The Bank places great significance on monitoring and managing its asset/liability position. The Company’s policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of interest rate changes. Therefore, management prepares on a quarterly basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity that was reported in its December 31, 2004, Annual Report on Form 10-KSB.

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

PART II

OTHER INFORMATION

ITEM 1. Legal Proceedings:

In the opinion of management, neither the Company or the Bank is involved in any pending legal proceedings other than routine litigation incidental to their business.

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds:

Not Applicable

ITEM 3. Defaults upon Senior Securities: Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders:

At the Annual Meeting of Stockholders held on May 10, 2005 shareholders were asked to vote on the following:

(a) Election of six (6) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2006. The six nominated directors were elected:

Director	Votes in Favor	Votes Withheld
Willie T. Closs, Jr.	951,358	108
Genevia Gee Fulbright	946,186	5,280
Lee Johnson, Jr.	950,653	813
Joseph M. Sansom	951,466	—
Maceo K. Sloan	917,850	33,616
Aaron L. Spaulding	951,358	108

(b) Ratification of the selection of Deloitte and Touche, L.L.P. as the independent auditor for M&F Bancorp, Inc. for the fiscal year ending December 31, 2005.

The selection was ratified; there were 944,356 votes in favor; 198 votes against; and 19,582 abstentions.

ITEM 5. Other Information: Not applicable

ITEM 6. Exhibits

(a) Exhibits

Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the SEC on November 9, 2000.

Exhibit (10)(b)	Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(c)	Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(d)	Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(e)	Retention Bonus Agreement between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(f)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Exhibit (10)(g)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(h)	2004 President and CEO Incentive Compensation Program incorporated by reference to Exhibit 10(h) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(i)	2004 Executive Incentive Compensation Program incorporated by reference to Exhibit 10(i) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(j)	2004 City Executives Incentive Compensation Program incorporated by reference to Exhibit 10(j) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(k)	2004 Loan Production Incentive Compensation Program incorporated by reference to Exhibit 10(k) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(l)	2004 Incentive Compensation Program – Branch Customer Service Plan incorporated by reference to Exhibit 10(l) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(m)	2004 Corporate Support and Tellers Incentive Compensation Program incorporated by reference to Exhibit 10(m) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(n)	Employment Agreement dated May 10, 2005 between Ronald Wiley and Mechanics and Farmers Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005.

Exhibit (10)(o)	Split Dollar Life Insurance Agreement (Endorsement Method) between Mechanics and Farmers Bank and Lee Johnson, Jr. dated September 2, 2003 incorporated by reference to Exhibit (10)(o) to the Form 10-QSB for the quarter ended March 31, 2005.

Exhibit (10)(p)	Split Dollar Life Insurance Agreement (Endorsement Method) between Mechanics and Farmers Bank and Ethel M. Small dated September 17, 2003 incorporated by reference to Exhibit (10)(p) to the Form 10-QSB for the quarter ended March 31, 2005.

Exhibit (31.1)	Certification of Ronald Wiley

Exhibit (31.2)	Certification of Allan E. Sturges

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
(Registrant)

Date: August 15, 2005

By:	/s/ Ronald Wiley
Ronald Wiley
President & Chief Executive Officer

By:	/s/ Allan E. Sturges
Allan E. Sturges
Acting Chief Financial Officer