Form 10QSB
period 2005-09-30
M&F BANCORP INC /NC/
filed 2005-11-15
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 125-2 of the Exchange Act.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

Common Stock no par value 1,685,646

Outstanding at November 10, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC.

Form 10-QSB

PART I: FINANCIAL INFORMATION

ITEM 1 Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2005 (Unaudited)	December 31, 2004*
ASSETS

Cash and amounts due from financial institutions	$4,832	$4,432
Interest-earning deposits in financial Institutions	34,181	15,236

Cash and cash equivalents	39,013	19,668

Securities available for sale	25,015	26,691

Securities held to maturity	190	385

Loans:

Commercial, financial and agricultural loans	99,985	102,241
Real estate-construction loans	21,449	20,296
Real estate-mortgage loans	40,761	40,014
Installment loans to individuals	5,020	6,743

Total Loans	167,215	169,294
Unearned income	(525)	(618)
Allowance for loan losses	(2,803)	(2,512)

Net loans	163,887	166,164
Land available for sale	590	590
Premises and equipment, net	6,121	6,196
Other assets	11,664	11,575

TOTAL ASSETS	$246,480	$231,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Interest-bearing deposits	$170,464	$157,410
Non-interest-bearing deposits	32,780	31,649

Total Deposits	203,244	189,059
Other borrowings	17,626	16,802
Other liabilities	5,239	5,068

Total liabilities	226,109	210,929
Commitments and Contingencies (Note 8)

Shareholders’ Equity:

Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,685,646	5,901	5,901
Retained earnings	14,572	14,143
Accumulated other comprehensive income (loss)	(102)	296

Total shareholders’ equity	20,371	20,340
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$246,480	$231,269

*	Derived from audited consolidated condensed financial statements.

See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands, except per share data)

	Nine Months Ended:
	September 30, 2005	September 30, 2004
Interest income:
Interest on loans Securities:	$8,896	$8,382
Taxable	407	395
Tax exempt	258	286
Interest on bank deposits	375	75

Total interest income	9,936	9,138

Interest expense:
Interest on deposits	2,407	1,863
Interest on federal funds & borrowings	607	455

Total interest expense	3,014	2,318

Net interest income	6,922	6,820
Provision for loan losses	362	345

Net interest income after provision for loan losses	6,560	6,475

Non-interest income	1,866	2,189
Salaries & employee benefits	4,008	4,167
Other non-interest expense	3,478	2,779

Income before provision for income taxes	940	1,718
Provision for income taxes	258	476

Net income	$682	$1,242

Earnings per common share:
Basic	$0.40	$0.74
Diluted	$0.39	$0.72
Weighted average common shares outstanding:
Basic	1,686	1,686
Diluted	1,736	1,730

Dividends per common share	$0.15	$0.15

See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended:
	September 30, 2005	September 30, 2004
Interest income:
Interest on loans Securities:	$3,117	$2,894
Taxable	141	127
Tax exempt	83	90
Interest on bank deposits	156	31

Total interest income	3,497	3,142

Interest expense:
Interest on deposits	903	663
Interest on federal funds & borrowings	197	152

Total interest expense	1,100	815

Net interest income	2,397	2,327
Provision for loan losses	30	119

Net interest income after provision for loan losses	2,367	2,208

Non-interest income	686	1,104
Salaries & employee benefits	1,371	1,478
Other non-interest expense	1,090	946

Income before provision for income taxes	592	888
Provision for income taxes	184	261

Net income	$408	$627

Earnings per common share:
Basic	$0.24	$0.37
Diluted	$0.23	$0.37
Weighted average common shares outstanding:
Basic	1,686	1,686
Diluted	1,742	1,730

Dividends per common share	$0.05	$0.05

See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands)

	Nine Months Ended:
	September 30, 2005	September 30, 2004
Beginning balance, January 1	$20,340	$19,417
Net income	682	1,242
Changes in fair value of securities, net of tax	(398)	(66)
Dividends	(253)	(253)

Ending Balance, September 30	$20,371	$20,340

See notes to unaudited consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(Dollars in thousands)

	Nine Months Ended:
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$682	$1,242
Adjustments to reconcile net income to net cash from operating activities:
Provision for possible loan losses	362	345
Depreciation and amortization	218	237
Deferred income taxes	(183)	(409)
Gain on sale of loans	—	(107)
Deferred loan fees	(93)	24
Income taxes receivable	225	550
Interest receivable	11	(78)
Other assets	(325)	(119)
Other liabilities	561	552

Net cash provided by operating activities	1,458	2,237

Cash flows from investing activities:
Proceeds from sales, calls and maturities of securities (AFS)	1,271	5,654
Purchase of securities (AFS)	—	(3,500)
Net decrease (increase) in loans	2,008	(16,041)
Purchase of premises and equipment	(148)	(647)

Net cash provided by (used in) investing activities	3,131	(14,534)

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	13	(2,975)
Net increase in certificates of deposit	14,172	8,148
Proceeds from FHLB Borrowing	843	—
Repayment of FHLB Borrowings	(19)	(20)
Cash dividends	(253)	(253)

Net cash provided by financing activities	14,756	4,900

Net increase (decrease) in cash and cash equivalents	19,345	(7,397)
Cash and cash equivalents at the beginning of the period	19,668	25,859

Cash and cash equivalents at the end of the period	$39,013	$18,462

Interest Paid	$2,928	$2,327
Taxes Paid	$28	$365

See notes to unaudited consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Regulation S-B.

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

2. Loans and Allowance for Possible Loan Losses

The allowance for credit losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provisions are calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

3. Earnings Per Share

Earnings per share are calculated on the basis of the weighted-average number of common shares outstanding. For the three and nine month periods ended September 30, 2005 and September 30, 2004, 56,400 and 110,400 stock options, respectively, were included in the computations of diluted earnings per share because the impact of their inclusion would be dilutive.

4. Regulatory Capital Requirements and Issues

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As of September 30, 2005 and December 31, 2004, the capital levels are as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
September 30, 2005	11.90%	10.48%	8.42%	6.00%
December 31, 2004	12.00%	10.48%	8.54%	6.00%

a)	to risk weighted assets
b)	to average assets

The Bank recently completed a joint exam conducted by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The final written report of examination has been received by management of the Bank and has been reviewed by its Board of Directors.

As a result of that examination, the Bank has agreed to among other things, improving loan asset quality, underwriting and credit administration, increasing liquidity, reviewing all overhead costs, continually evaluating the allowance for loan losses due to increases in levels of classified loans and more closely monitoring capital ratios and requirements. Management will report to the regulators throughout the year on the progress of each of the specific recommendations.

5. Common Stock Dividends

On March 15, June 23, and September 19, 2005 the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on each of April 4, July 8, and October 7, 2005 payable on each of April 11, July 15, and October 14, 2005. The dividends reduced shareholders’ equity by $252,846.

6. Stock-Based Compensation

The Company accounts for compensation costs related to the Company’s employee stock option plan using the intrinsic value method. Therefore, no compensation cost has been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period. For purposes of the pro forma disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation -Transition and disclosure - an amendment of SFAS No. 123, the estimated fair value of the Company’s stock options is amortized over the vesting period, which is when an employee reaches age 55 and 30 years of service or age 65. All stock options were fully vested as of September 30, 2005.

The Company estimates an option value at $1.09. In order to compute its estimation of compensation expense associated with the fair value method using the Black-Scholes Model, the following assumptions were used: a) risk-free rate: 5.50%; b) average expected term (years): 5.00; c) expected volatility: 18.22%; and d) expected dividend yield: 4.76%.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income as reported	$408	$627	$682	$1,242
Deduct - total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	(0)	(3)	(0)	(9)

Pro forma net income	$408	$624	$682	$1,233

Basic earnings per share:
As reported	$0.24	$0.37	$0.40	$0.74
Pro forma	$0.24	$0.37	$0.40	$0.73

Diluted earnings per share:
As reported	$0.23	$0.37	$0.39	$0.72
Pro forma	$0.23	$0.36	$0.39	$0.72

7. Loan Commitments

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the financial statements. At September 30, 2005 and December 31, 2004, the Bank had outstanding loan commitments of approximately $41.7 million and $41.1 million, respectively. Commitments under standby letters of credit amounted to approximately $3.6 million for the periods ending September 30, 2005 and December 31, 2004. These letters of credit represent agreements, whereby the Bank commits to lend funds to customers up to a predetermined maximum amount.

The Bank approves lines of credit to customers through home equity and overdraft protection loans. At September 30, 2005 and December 31, 2004, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amount on home equity lines at September 30, 2005 and December 31, 2004 were approximately $1.0 million and $1.4 million, respectively. In addition, consumer overdraft protections loans had available lines of credit of $1.0 million and $0.9 as of September 30, 2005 and December 31, 2004, respectively.

8. New Accounting Pronouncements

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

The FASB Staff has issued FSP No 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain

Investments.” FSP 115-1 and 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. Management is evaluating the impact on the financial condition, the results of operations and liquidity of this FSP.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an amendment of Statement No. 123. Statement 123R changes, among other things, the manner which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, typically the vesting period, and will be re-measured subsequently at each reporting date through settlement date. SFAS No. 123R is effective for the first interim period following December 15, 2005. Accordingly, the Company will apply SFAS No. 123R during the quarter ended March 31, 2006. Because all of the Company’s outstanding options are fully vested, it does not believe that the implementation of SFAS No. 123R will have a material effect upon its results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123 (R), and the disclosures in Management’s Discussion and Analysis, subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123 (R) on January 1, 2006 and is currently evaluating the impact the adoption of the Standard will have on the Company’s financial condition, results of operations, and cash flows.

In June of 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Standard applies to all voluntary changes in accounting principle, and requires that changes in accounting principle be reported by restating all prior periods presented, unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial reporting between periods.

9. Benefit Plans

The Company and the Bank have a non-contributory defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has a supplemental unfunded excess retirement plan that provides benefits to higher-level employees. During the first nine months of 2005, the Company made contributions of $260,087 and expects to contribute an additional amount of approximately $51,353 during the remainder of 2005.

The components of the net periodic benefit cost for the nine months ended September 30, 2005 and September 30, 2004 are:

	Pension Benefits (in thousands)		Other Executive Retirement Benefits (in thousands)
	2005	2004	2005	2004
Service Cost	$75	$72	$44	$47
Interest Cost	165	166	98	92
Expected Return on Plan Assets	(210)	(200)	—	—
Amortization of prior service cost	(23)	(23)	66	58
Amortization of net loss	14	17	25	24

Net Periodic Cost	$21	$32	$233	$221

The Company provides certain post retirement benefits to specified former executive officers. At September 30, 2005, the amount of the liability for these benefits was approximately $156,100.

An unrestricted lump sum distribution of retirement benefits was inadvertently paid out of the “M&F Bancorp, Inc.” Cash Balance Plan (the “Qualified Plan”) to a former highly compensated employee (“HCE”) during the quarter ending June 30, 2005. The lump sum payment to the former HCE should have been made as a restricted lump sum payment under the terms of the Plan. Several alternative methods are available to correct this error. The Company has evaluated these alternatives as well as the associated liability to the benefit plan and the Company has taken corrective action by pledging specific government securities to the Plan. This action has occurred prior to the filing of this report. The only cost related to this action is the cost of maintaining a security escrow account. The financial impact of this corrective action does not have a material effect on the financial condition of the Company.

ITEM 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the period ended September 30, 2005. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for The Quarterly Periods	Three Months Ended September 30,
	2005	2004	% Change
	(dollars in thousands, except per share data)
Earnings
Net interest income	$2,397	$2,327	3.01%
Provision for loan losses	30	119	-74.8
Other income	686	1,104	-37.9
Other expense	2,461	2,424	1.5
Net income Per share	408	627	-34.9
Net income
-Basic	0.24	0.37	-35.1
-Diluted	0.23	0.37	-37.8

Average for period
Assets	$233,331	$223,581	4.3
Loans	169,303	167,317	1.2
Deposits	185,801	185,697	0.0
Shareholder’s equity	20,311	19,966	1.7

Ratios
Return on average assets	0.70%	1.12%
Return on average equity	8.04%	12.56%
Average equity to average assets	8.70%	8.92%
Efficiency ratio	80.61%	73.19%

Financial Highlights for The Nine Month Periods	Nine Months Ended September 30,
	2005	2004	% Change
	(dollars in thousands, except per share data)
Earnings
Net interest income	$6,922	$6,820	1.5%
Provision for loan losses	362	345	4.9
Other income	1,866	2,189	-14.8
Other expense	7,486	6,946	7.8
Net income Per share	682	1,242	-45.1
Net income
-Basic	0.40	0.74	-45.9
-Diluted	0.39	0.72	-45.8

Average for period
Assets	$238,267	$216,002	10.3
Loans	169,303	160,680	5.4
Deposits	189,929	184,681	2.8
Shareholder’s equity	20,356	19,888	2.4

Ratios
Return on average assets	0.38%	0.77%
Return on average equity	4.47%	8.33%
Average equity to average assets	8.54%	9.21%
Efficiency ratio	88.84%	80.17%

Critical Accounting Policies

The accounting and reporting policies of the Company and the Bank are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The significant accounting policies of the Company and the Bank are discussed in detail in note 1 of the consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-KSB.

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

Allowance for Possible Loan Losses

The allowance for credit losses is maintained at a level sufficient in the judgement of management to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provisions are calculated to bring the allowance to a level which, according to a systematic process of measurement, reflects the amount which management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

The Board of Directors of the Bank has recently approved a new credit classification system to evaluate the risks inherent in the Bank’s loan portfolio. During the coming months management will conduct an evaluation of the loan portfolio based on this new classification system. Management will take the results of that evaluation into consideration in determining future provisions to the allowance for loan losses. Management does not expect this approach will have a material impact on the financial results or on the amount included in the allowance for loan losses.

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

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report for the year ended December 31, 2004 on Form 10-KSB on file with the SEC for details regarding all of the Company’s critical and significant accounting policies. Also, please refer to Note 9 to the Company’s Unaudited Consolidated Condensed Financial Statements in the report.

General

The following discussion and analysis of earnings and related financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2004. It is intended to assist you in understanding the financial condition and the results of operations for the three and nine months ended September 30, 2005 and 2004.

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

Executive Overview

The Company generated the majority of its income in the third quarter of 2005, from traditional banking services - lending and deposit services. The Company continued to execute on management’s strategy of targeting commercial business, diversifying the customer base and increasing variable rate products.

As management looks forward there are several key challenges that the Company will face to return the Company and the Bank to profitability levels previously achieved, namely:

•	Improving operating efficiency while reducing overhead expenses

•	Enhancing technology

•	Improving asset quality and diversity of loan portfolio

•	More closely monitoring capital ratios and requirements

•	Enhancing financial reporting and credit administration systems

•	Improving liquidity

•	Focus on controlled growth

The Company will continue to rely on its emphasis on quality personal services to meet these challenges. The Company has developed both long-term and short-term strategic objectives to obtain profitable growth. Management will continually monitor and modify these objectives. The Company will also explore expansions of services as it seeks to increase fee revenue.

Financial Condition

Total assets increased 6.58 percent to $246.5 million at September 30, 2005 from $231.3 million at December 31, 2004, primarily due to a $18.9 million increase in interest earning deposits.

Total loans decreased 1.23 percent to $167.2 million at September 30, 2005 from $169.3 million at December 31, 2004. This decrease was primarily the result of a lower volume of loan originations, 170 loans for the nine months of 2005 as compared to 184 loans for the same period in 2004. This decrease in loan originations was also accompanied by higher than expected loan pay-offs.

The investment portfolio balance as of September 30, 2005 was $25.2 million compared to $27.1 million at December 31, 2004. Approximately 99.2 percent and 98.5 percent of the portfolio was classified as available-for-sale at September 30, 2005 and December 31, 2004, respectively. All securities purchased during 2005 and 2004 were classified as available-for-sale.

Deposits increased 7.50 percent to $203.2 million at September 30, 2005 from $189.1 million at December 31, 2004, primarily as a result of a $13.1 million increase in interest bearing deposits. During this period, the Federal Reserve Bank announced a series of short-term interest rate increases. Rate sensitive customers began to shop competing financial institutions for the best rates. Management adjusted interest rates to attract additional deposits to help improve liquidity. The Company used these deposits to invest in overnight funds and short-term government and agency securities, and to fund pending loan commitments. The impact on net interest margin as a result of these deposit rate increases was approximately 12 basis points decrease to 3.94 percent for the nine months ended September 30, 2005 as compared to 4.06 percent for the same period in 2004.

Total shareholders’ equity remained approximately the same at $20.4 million, as of September 30, 2005 compared with $20.3 million at December 31, 2004. Equity remained substantially unchanged because the net profit of $0.7 million as of September 30, 2005 was substantially offset by three quarterly dividends declared and a decrease in net unrealized investment gains as a result of rising interest rates.

Results of Operations - Comparison for the nine months ended September 30, 2005 and 2004.

Net income for the nine months ended September 30, 2005 decreased 45.0 percent to $0.7 million compared to income of $1.2 million for the same period in 2004. Total interest income was $9.9 million for the nine months ended September 30, 2005 compared to $9.1 million for the comparable period in 2004.

Interest income on loans increased $0.5 million primarily due to an increase in the average loans outstanding to $168.7 million from $160.7 million for the nine months ended September 30, 2005 and 2004, respectively, and an increase in yield from 6.92 percent to 6.99 percent. Interest income on securities decreased 2.35 percent when comparing the nine months ended September 30, 2005 with the same period in 2004. This decrease was the result of a decrease in the securities portfolio as a result of pay-downs on mortgage-backed securities, calls and maturities. Total investment securities at September 30, 2005 were $25.2 million as compared to $27.1 million for the same period in the prior year. The yield on the securities portfolio for the period ended September 30,2005 increased 33 basis points from a yield of 3.26 percent for the same period in 2004. Interest on bank deposits increased to $0.4 million for the nine months ended September 30, 2005 as compared to $0.1 million for the same period in 2004. This is primarily due to multiple rate increases as a result of Federal Reserve actions and higher outstanding balances of $34.2 million and $11.0 million for the nine months ended September 30, 2005 and September 30, 2004.

Total interest expense increased 30.0 percent to $3.0 million for the nine months ended September 30, 2005 from $2.3 million for the nine months ended September 30, 2004. The increase in interest expense is primarily the result of time deposits repricing during the nine months ended September 30, 2005 at significantly higher rates. The rates paid on interest bearing deposits were approximately 2.07 percent for the nine months ended September 30, 2005 as compared to 1.69 percent for the comparable period in 2004. During 2003, the Bank began to utilize a deposit acquisition program with Qwickrate, a CD listing service. CDs outstanding through this program as of September 30, 2005 were $31.8 million with an average interest rate of 4.01 percent. It is anticipated that interest expense may increase when these deposits are subject to renewal and reprice at higher rates over the next eighteen months. The impact on net interest margin as a result of these deposit rate increases was approximately 12 basis points decrease to 3.94 percent in 2005 for the nine months ended September 30, 2005 as compared to 4.06 percent for the same period in 2004. Interest on borrowed money increased to $0.6 million for the nine months ended September 30, 2005 as compared to $0.5 million for the same period in 2004 as average balances on borrowed increased to $17.2 million in 2005 as compared to $12.8 million in 2005. The cost of borrowed money decreased to 4.70 percent for the nine months ended September 2005 from 5.13 percent for the same period in 2004, as a result of $5.0 million in new borrowings in December 2004 at an average rate of 3.85 percent, compared to an average rate of 5.05% for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005, the Bank increased the loan loss provision by $0.4 million as compared to a $0.3 million increase for the nine months ended September 30, 2004. This is a result of an increase of $1.0 million in non-accrual, past due and restructured loans at September 30, 2005 as compared to December 31, 2004, which is included in a table format later in this report. The provision for loan losses is the result of management’s assessment of the Bank’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

Non-interest income during the nine months ended September 30, 2005 decreased 14.76 percent to $1.9 million from $2.2 million for the same period in the prior year. This was primarily due to the recognition of $439,000 from a BEA grant in 2004. Non-interest expense increased 7.78 percent from $6.9 million during the nine months ended September 30, 2004 to $7.5 million during the nine months ended September 30, 2005. This is primarily the result of $0.3 million in consultant fees expensed through the first nine months of 2005. These consultant fees are related to the reorganization and automation of the entire human resources function. Also, accounting fees increased $0.1 million and occupancy and equipment expense increases $0.2 million for the nine months ended September 30, 2005 as compared to the same period in 2004.

Results of Operations - Comparison for the three months ended September 30, 2005 and 2004.

Net income for the three months ended September 30, 2005 decreased 34.93 percent to $0.4 million compared to income of $0.6 million for the same period in 2004. Total interest income increased $0.4 million or 11.30 percent to $3.5 million for the three months ended September 30, 2005 compared to $3.1 million for the comparable period in 2004.

Interest income on loans increased $0.2 million primarily due to an increase in the average loans outstanding to $169.3 million from $167.2 million for the three months ended September 30, 2005 and 2004, respectively, in addition to an increase in yield from 6.92 percent to 7.36 percent. Interest income on securities increased 3.23 percent when comparing the three months ended September 30, 2005 with the same period in 2004. The yield on the securities portfolio for the period ended September 30, 2005 increased 64 basis points from a yield of 3.01 percent for the same period in 2004. Interest on bank deposits increased to $0.2 million for the three months ended September 30, 2005 as compared to $0.03 million for the same period in 2004. This is primarily the due to multiple rate increases as a result of Federal Reserve actions and higher outstanding balances of $34.2 million and $11.0 million for the three months ended September 30, 2005 and September 30, 2004.

Total interest expense increased 34.97 percent to $1.1 million for the three months ended September 30, 2005 from $0.8 million for the three months ended September 30, 2004. The increase in interest expense was primarily the result of time deposits repricing during the three months ended September 30, 2005 at significantly higher rates. The rates paid on interest bearing deposits were approximately 2.38 percent for the three months ended September 30, 2005 as compared to 1.72 percent, for the comparable period in 2004. During 2004, the Bank began to utilize a deposit acquisition program with Qwickrate, a CD listing service. CDs outstanding through this program as of September 30, 2005 were $31.8 million with an average interest rate of 4.01 percent. It is anticipated that interest expense may increase when these deposits are subject to renewal and reprice at higher rates over the next eighteen months. Interest on borrowed money was $0.2 million for the three months ended September 30, 2005 as compared to $0.2 million for the same period in 2004 as average balances on borrowed increased to $17.6 million in 2005 as compared to $11.8 million in 2005. The cost of borrowed money decreased to 4.54 percent for the three months ended September 2005 from 5.14 percent for the same period in 2004, as a result of $5.0 million in new borrowings in December 2004 at an average rate of 3.85 percent, compared to an average rate of 5.04% for the three months ended September 30, 2004.

During the three months ended September 30, 2005, the Bank decreased the loan loss provision as compared to the three months ended September 30, 2004. This decreased provision for loan losses was the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

Non-interest income during the three months ended September 30, 2005 decreased 37.86 percent to $0.7 million from $1.1 million for the same period in the prior year. This was primarily due to the recognition of $439,000 from a BEA grant in the third quarter of 2004. Non-interest expense during the three months ended September 30, 2005 and 2004 increased to 2.5 million from $2.4 million.

Non-Performing Assets and Allowance for Loan Losses

The allowance for loan losses is calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The September 30, 2005 allowance for loan losses was $2.8 million or 1.68 percent of total loans outstanding compared with $2.5 million or 1.48 percent of total loans outstanding at December 31, 2004. The loan loss allowance, as a percentage of total loans, increased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history and composition of loans in the portfolio. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

As a result of concerns over the asset quality of the Bank’s loan portfolio raised during the recent regulatory exam, management intends to make appropriate modifications to the Bank’s loan policies, more closely monitor loan documentation prior to and after loan closings, diversify the loan portfolio, and react in a more timely manner to borrowers’ with weakened financial conditions. Each of these activities among others will be utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses. During 2005, the allowance for loan losses increased $0.3 million.

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

	September 30, 2005	December 31, 2004
	(in thousands)
Non-Accruing Loans	$4,232	$1,546
Accruing Loans Delinquent 90 days or more	303	2,089
Foreclosed Assets	598	509
Restructured Loans	—	52

Total Non-Performing Assets	$5,133	$4,196

Percentage of total assets	2.08%	1.81%

Non-accruing loans increased significantly from year-end due primarily to two large real estate loans to one borrower of approximately $2.8 million going past due more than 90 days and being placed in non-accrual status. Despite this increase, management considers the allowance for loan losses of $2.8 million at September 30, 2005 to be sufficient to cover the potential loan losses. However management intends to reevaluate the value of the underlying collateral by ordering a new appraisal. The last appraisal on these collateralized properties was prepared in 2001 and the properties were valued at a combined $3.3 million. Management will continue to monitor all nonaccrual loan relationships, including the one specifically mentioned, to insure improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more will be required to have a new appraisal performed to reevaluate the underlying collateral.

There were no restructured loans at September 30, 2005 as compared to $0.05 million at December 31, 2004. Federal regulation states that a restructured obligation that is in compliance with its modified terms and yields a market rate need not continue to be reported as a troubled debt restructured in calendar years after the year in which restructuring took place.

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Company’s liquidity position increased from 18.73 percent at December 31, 2004 to 25.70 percent for the period ended September 30, 2005. The increase in liquidity resulted from an increase in interest bearing deposits obtained through a CD listing service. Historically, core deposits have been a stabilizing factor in attaining the Bank’s desired level of liquidity. Current management intends to more aggressively work towards maintaining existing core deposits and attracting new sources of core deposits.

As a result of the Bank’s most recent regulatory exam, the management of the Bank intends to more actively manage the Bank’s liquidity position by establishing target goals that can be met and maintained while at the same time providing adequate funds for both loans and withdrawals.

The Bank places great significance on monitoring and managing its asset/liability position. The Bank’s policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Company’s deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of interest rate changes. Therefore, management prepares on a quarterly basis earnings projections based on a range of interest rate scenarios of rising, flat and declining rates in order to more accurately measure interest rate risk.

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

In the opinion of management, neither the Company nor the Bank is involved in any pending legal proceedings other than routine litigation incidental to their business.

ITEM 2.	Unregistered Sales of Equity Securities and use of Proceeds:

Not Applicable

ITEM 3.	Defaults upon Senior Securities: Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders: Not applicable.

ITEM 5.	Other Information: Not applicable

ITEM 6.	Exhibits

(a)	Exhibits

Exhibit	(3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

Exhibit	(4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

Exhibit	(10)(a)	Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the SEC on November 9, 2000.

Exhibit	(10)(b)	Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(c)	Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(d)	Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(e)	Retention Bonus Agreement between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit	(10)(f)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Exhibit	(10)(g)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(h)	2004 President and CEO Incentive Compensation Program incorporated by reference to Exhibit 10(h) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(i)	2004 Executive Incentive Compensation Program incorporated by reference to Exhibit 10(i) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(j)	2004 City Executives Incentive Compensation Program incorporated by reference to Exhibit 10(j) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(k)	2004 Loan Production Incentive Compensation Program incorporated by reference to Exhibit 10(k) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(l)	2004 Incentive Compensation Program - Branch Customer Service Plan incorporated by reference to Exhibit 10(l) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(m)	2004 Corporate Support and Tellers Incentive Compensation Program incorporated by reference to Exhibit 10(m) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit	(10)(n)	Employment Agreement dated May 10, 2005 between Ronald Wiley and Mechanics and Farmers Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005.

Exhibit	(10)(o)	Split Dollar Life Insurance Agreement (Endorsement Method) between Mechanics and Farmers Bank and Lee Johnson, Jr. dated September 2, 2003 incorporated by reference to Exhibit (10)(o) to the Form 10-QSB for the quarter ended March 31, 2005.

Exhibit	(10)(p)	Split Dollar Life Insurance Agreement (Endorsement Method) between Mechanics and Farmers Bank and Ethel M. Small dated September 17, 2003 incorporated by reference to Exhibit (10)(p) to the Form 10-QSB for the quarter ended March 31, 2005.

Exhibit	(31.1)	Certification of Ronald Wiley

Exhibit	(31.2)	Certification of Allan E. Sturges

Exhibit	(32)	Certification Pursuant to 18 U.S.C. 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

      (Registrant)

Date: November 14, 2005

By:	/s/ Ronald Wiley
Ronald Wiley
President & Chief Executive Officer

By:	/s/ Allan E. Sturges
Allan E. Sturges
Acting Chief Financial Officer