Form 10KSB
period 2005-12-31
M&F BANCORP INC /NC/
filed 2006-03-31
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, no par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $16,538,069

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $15,845,072 based on the closing price of such common stock on March 15, 2006, which was $9.40 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,685,646 shares of common stock outstanding at March 15, 2006.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on June 20, 2006 (the “Proxy Statement”), are incorporated by reference into Part III.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

FORM 10-KSB INDEX

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains and incorporates by reference statements relating to future results of M&F Bancorp, Inc. (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in Item 1: “Description of Business” and Item 6: “Management’s Discussion and Analysis.” These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements and factors that may cause actual results to differ materially are also discussed at the beginning of Item 6: “Management’s Discussion and Analysis.” Broadly speaking, forward-looking statements include:

•	projections of the Company’s revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items;

•	descriptions of plans or objectives of the Company’s management for future operations, products or services;

•	forecasts of the Company’s future economic performance; and

•	descriptions of assumptions underlying or relating to any of the foregoing.

The Company may make forward-looking statements discussing management’s expectations about:

•	future credit losses and nonperforming assets;

•	the impact of new accounting standards;

•	future short-term and long-term interest rate levels and their impact on the Company’s net interest margin, net income, liquidity and capital; and

•	future capital expenditures.

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “might,” “believe,” “estimate,” “expect,” “plan,” “could,” “may,” “should,” “will,” “would, “ or similar expressions. Do not unduly rely on forward-looking statements. They detail management’s expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and management may not update them to reflect changes that occur after the date the statements are made.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Based in Durham, North Carolina (“NC”), M&F Bancorp, Inc. (the “Company”) is the holding company for Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank that was organized in 1907 and began operations in 1908.

The Company, established in 1999, is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s sole activity currently consists of owning the Bank. The Company’s principal source of income is any dividends, which are declared and paid by the Bank on its capital stock. The Company uses such income to pay dividends to shareholders and cover expenses.

As a NC-chartered bank, the Bank is subject to examination and regulation by the Federal Deposit Insurance Corporation (the “FDIC”) and the Commissioner of Banks, NC Department of Commerce (the “Commissioner”). The Bank is further subject to certain regulations of the Federal Reserve, including governing reserves required to be maintained against deposits and other matters. The business and regulation of the Company and the Bank are also subject to legislative changes from time to time. See “-Supervision and Regulation” for additional discussion.

The Bank provides a broad range of financial products and services through nine offices located in the NC markets below:

Market	Number of Branches
Durham	3
Raleigh	2
Charlotte	3
Winston-Salem	1

GENERAL DESCRIPTION OF MARKET AREA

The Bank has three offices in Durham, NC, two offices in Raleigh, NC, three offices in Charlotte, NC, and one office in Winston-Salem, NC. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2005, based on the FDIC Summary of Deposit Data: (i) Durham had 19 commercial banks and savings associations, and the Bank ranked seventh in deposit size; (ii) Raleigh had 14 commercial banks and savings associations, and the Bank ranked 11th in deposit size; (iii) the Charlotte metropolitan area had 19 commercial banks and savings associations, and the Bank ranked 14th in deposit size: and (iv) Winston-Salem had 16 commercial banks and savings associations, and the Bank ranked 11th in deposit size.

LENDING ACTIVITIES

General. The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2005, approximately 94.47% of the Bank’s loan portfolio was secured by real property, 5.45% was secured by personal property, and less than one percent was unsecured. On December 31, 2005, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.0 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

Loan Portfolio Composition. The Bank’s consolidated gross loan portfolio totaled approximately $168.6 million at December 31, 2005 representing 68.59% of the Bank’s total assets. At December 31, 2005, approximately 39.65% of the Bank’s gross loan portfolio was composed of adjustable rate loans, and approximately 60.35% of the Bank’s gross loan portfolio was composed of fixed rate loans. At December 31, 2005, approximately $5.13 million, or 3.04%, of the Bank’s gross loan portfolio was composed of consumer loans. On such date, approximately $4.1 million, or 2.41%, of the Bank’s gross loan portfolio was composed of commercial loans, approximately $159.3 million, or 94.47%, consisted of real estate loans and the remaining .08% consisted of other loans.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Origination, Purchase and Sale of Loans. Residential mortgage loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, the Bank believes such loans are saleable in the secondary market. The Bank did not purchase, nor did it sell any loans in fiscal year 2005. In September 2004, the Bank sold $3.3 million in residential mortgages in the secondary market for gains of approximately $110,000. The Bank does not originate loans for the purpose of sale.

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

An asset is considered “substandard” if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” because of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

In 2005, the Board of Directors of the Bank approved a new credit classification system to evaluate the risks inherent in the Bank’s loan portfolio. Management has begun to conduct an evaluation of the loan portfolio based on this new classification system. Management will take the results of that evaluation into consideration in determining future provisions to the allowance for loan losses. Management does not expect this approach will have a material impact on the financial results or on the amount included in the allowance for loan losses.

As of December 31, 2005, the Bank had approximately $12.0 million of loans classified as “substandard,” no loans classified as “doubtful,” and no loans classified as “loss.” Total classified assets as of December 31, 2005 and 2004 were approximately $16.3 million and $15.9 million, respectively.

In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. At December 31, 2005, the Bank had approximately $4.3 million of loans in the “special mention” category, as compared to $9.0 million at December 31, 2004.

When an insured institution classifies problem assets as either substandard or doubtful, it is required to establish general allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances that have been established to recognize the inherent risks associated with lending activities and the risks associated with particular problem assets. When an insured institution classifies problem assets as “loss,” it charges off the balance of the asset. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner, which can order the establishment of additional loss allowances.

ALLOWANCE FOR LOAN LOSSES

In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the security for the loan as well as general economic conditions. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans, which are contractually past due and considering the net realizable value of the security for the loans.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

INVESTMENTS

Interest income from investment securities generally provides a significant source of income to the Bank. In addition, the Bank receives interest income from interest on overnight deposits with other financial institutions.

On December 31, 2005, the Bank’s investment securities portfolio totaled approximately $30.8 million and consisted of U.S. Treasury and U.S. Government agency securities, corporate bonds, obligations of states and political subdivisions and equity securities.

The Bank’s investment strategy is intended, among other things, to (i) provide and maintain liquidity, (ii) maintain a balance of high quality, diversified investments to minimize risk, (iii) maximize returns, and (iv) manage interest rate risk. In terms of priorities, safety is considered more important than liquidity or return on investment. The Bank does not engage in hedging activities.

DEPOSITS AND BORROWINGS

General. Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, interest payments, investment income, interest from its Federal funds deposits, and otherwise from its operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows may be significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2005 and 2004, the Bank’s deposits totaled approximately $203.8 million and $189.1 million, respectively. During 2005, approximately $24.2 million of growth was in certificates of deposits primarily obtained through an internet rate service and with institutional customers. The majority of these deposits have a one-year term and reprice at market rates upon maturity.

The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, interest-bearing and noninterest-bearing checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. The Bank’s deposits traditionally have been obtained primarily from its market areas. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market areas. The Bank participates in a national listing service, QwickRate®, to offer deposits to other financial institutions and it has one brokered certificate of deposit.

COMPETITION

The Bank faces strong competition in both attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its primary market areas, including large financial institutions, which have greater financial and marketing resources available to them. The Bank has also recently faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2005 based the FDIC Summary of Deposits Report, the Bank’s market share of the deposits in Durham, NC was approximately 1.76%, and less than one percent in Raleigh, Charlotte and Winston-Salem, NC.

EMPLOYEES

As of December 31, 2005, the Company and the Bank had a total of 84 employees, including 81 full-time equivalent employees.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.mfbonline.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Public information may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating committees; and its Codes of Ethics may also be found under the “Investor Relations“ section of the Company’s website. The Company elects to disclose any amendments to or waivers of any provisions of its Code of Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

SUPERVISION AND REGULATION

Bank holding companies and commercial banks are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of some of the basic statutes and regulations that apply to the Company and Bank, but it is not a complete discussion of all the laws that affect the Company’s and Bank’s business. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The FDIC and the Commissioner completed an examination during 2005. As a result of this examination, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continually to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements. Management has reported to the regulators throughout the period following the examination, providing progress reports on each of the examiners’ recommendations.

General. There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC in the event the depository institution becomes in danger of, or in, default. For example, to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the bank’s total assets at the time the bank became undercapitalized or (ii) the amount which is necessary (or would have been necessary) to bring the bank into compliance with all acceptable capital standards as of the time the bank fails to comply with such capital restoration plan.

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

In addition, insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance funds as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

As a result of the Company’s ownership of the Bank, the Company is also registered under the bank holding company laws of NC. Accordingly, the Company is also subject to regulation and supervision by the Commissioner.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was signed into law in 2002 and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act has been wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while other provisions have subsequently been implemented or will be implemented in the future.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new Securities and Exchange Commission (“SEC”) enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller financial institution seeking to compete with larger financial institutions in our market.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

USA Patriot Act. The USA Patriot Act of 2001 was enacted in response to the terrorist attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Act was intended to strengthen the ability of U.S. law enforcement and the intelligence community to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contained sweeping anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, enacted in 1999 (the “GLB Act”), dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also presents the Company with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve system and have consolidated assets of $150.0 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable capital requirements as of December 31, 2005.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2005.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state member banks; (ii) received a one or two rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

Although the payment of dividends and repurchase of stock by the Company are subject to certain requirements and limitations of NC corporate law, except as set forth in the next paragraph, neither the Commissioner nor the FDIC have promulgated any regulations specifically limiting the right of the Company to pay dividends and repurchase shares. However, the ability of the Company to pay dividends or repurchase shares is entirely dependent upon the Company’s receipt of dividends from the Bank.

NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. In addition, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations).

FDIC Insurance Assessments. The Bank is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by members of the Bank Insurance Fund, such as the Bank, shall be as specified in a schedule required to be issued by the FDIC. FDIC assessments for deposit insurance range from zero to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2005, the Bank was in compliance with this requirement.

Community Reinvestment. Under the Community Reinvestment Act (“CRA”), as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding”, “satisfactory”, “needs to improve”, or “substantial noncompliance”, and to take that record into account in its evaluation of certain applications by those institutions. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received an “outstanding” rating in its last CRA examination, which was conducted during October 2003.

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); An institution is considered “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and (c) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. At December 31, 2005, the Company was classified as “well capitalized”.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock and the stock is registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or the acquiror will be the largest shareholder after the acquisition.

Federal Securities Law. The Company has registered its common stock with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of that registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Federal law places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

ITEM 2. DESCRIPTION OF PROPERTY

At December 31, 2005, the Company conducted its business from the headquarters office in Durham, NC, and its nine branch offices in Durham, Raleigh, Charlotte and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank’s properties as of December 31, 2005. Rent expense incurred by the Bank under leases totaled approximately $.46 million for the fiscal year ended December 31, 2005.

Address	Tax Value of Property	Owned	Leased
Main Banking Office 116 West Parrish Street Durham, North Carolina (Leased)	$—		✓
Corporate Office 2634 Chapel Hill Boulevard Durham, North Carolina	$3,368,343	✓
Mutual Plaza Durham, North Carolina (Leased)	—		✓
2705 Chapel Hill Boulevard Durham, North Carolina	355,051	✓
13 East Hargett Street Raleigh, North Carolina	733,652	✓
1824 Rock Quarry Road Raleigh, North Carolina (Leased)	n/a	✓
2101 Beatties Ford Road Charlotte, North Carolina	196,900	✓
101 Beatties Charlotte, North Carolina	339,500	✓
770 Martin Luther King Drive Winston Salem, North Carolina	645,000	✓
3225 Sugar Creek Road Charlotte, North Carolina (Leasehold Improvements)	n/a		✓

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The total net book value of the Company’s furniture, fixtures and equipment on December 31, 2005 was $1.3 million. All properties are considered by management to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Note 5 to the consolidated financial statements, which note is incorporated herein by reference.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2005, the Bank recorded $.5 million in real estate acquired in settlement of loans.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company’s financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MFBP.OB”.

As of March 15, 2006, there were 1,685,646 shares of the Company’s common stock outstanding, which were held by 1,134 shareholders of record, (not including persons or entities whose stock is held in nominee or ‘street’ name through various brokerage firms or banks). The following table shows the high and low sale price of the Company’s common stock for the previous eight quarters. These quotations reflect inter dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. The prices and dividends shown in the accompanying table have been restated to reflect the 100% stock dividend declared in November 2004. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. Only one cash dividend was paid during each the fiscal quarters listed.

Quarterly Common Stock Market Price Ranges and Dividends

2005 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	13.23	19.50	12.75	14.99
Low	10.35	11.30	11.50	10.50
Close	13.10	11.50	12.75	11.50
Dividend	0.05	0.05	0.05	0.05

2004 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	12.50	12.13	11.03	12.50
Low	9.88	9.63	10.00	10.13
Close	11.50	10.05	10.13	12.50
Dividend	0.05	0.05	0.05	0.05

The Company did not sell any of its securities in the last three fiscal years, which were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

The Company did not repurchase any shares of its common stock during the fourth quarter of 2005.

See “Item 1. Business – Supervision and Regulation – Dividend and Repurchase Limitations” above for regulatory restrictions, which limit the ability of the Company to pay dividends.

The following table sets forth information as of December 31, 2005 regarding equity compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	56,400	$7.84	—
Equity compensation plans not approved by security holders	—	—	—

Total	56,400	$7.84	—

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

Management’s Discussion and Analysis is provided to assist readers in their analysis of the Company’s Consolidated Financial Statements and supplemental financial information. The following discussion should be read conjunction with the Consolidated Financial Statements and related notes included elsewhere herein. See “Item 1 – Description of Business”, above, which section is incorporated herein by reference.

EXECUTIVE OVERVIEW

Review of 2005

Earnings decreased 32.22% in 2005 from 2004, which is the result of declining net interest income, higher provisions for loans losses and increased other costs. The Bank’s liability sensitive position explained the increase in interest expense, which outpaced the increased earnings on loans and investments, resulting in the decline in net interest margin. In addition to the decline in net interest income, the Bank increased the provision for loans losses by approximately 40.86% to respond to certain loan quality issues discussed below. Nonperforming assets increased $1.6 million or 37.77% when comparing December 31, 2005 with December 31, 2004. This increase in nonperforming assets primarily related to the Bank placing one large loan relationship in non-accrual status.

The FDIC and the Commissioner completed an examination during 2005. As a result of this examination, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continue to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements. Management has reported to the regulators throughout the period following the examination, providing progress reports on each of the examiners’ recommendations.

In the opinion of management, the Company achieved some significant financial goals during 2005, most notably:

•	Deposit growth to approximately $204 million

•	Asset growth to approximately $246 million

The following factors significantly affected 2005 earnings and financial position:

•	Net interest income decreased approximately $0.14 million, due to the decease in interest rate spread from 4.39% in 2004 to 3.93% in 2005.

•	The provision for loan losses increased 40.86% in 2005 to $0.66 million from $0.47 million in 2004 as a result of an increase in nonperforming assets to 2.35% of total assets in 2005 from 1.80% in 2004.

•	Other income increased $0.23 million in 2005 primarily as a result of the introduction of a bounce protection program in May 2005, and the realized gain on the sale of equity securities in the approximately amount of $0.36 million.

•	Salaries and employee benefits increased by approximately $.25 million due to the additional pension cost recorded in the nonqualified Supplemental Executive Retirement Plan (“SERP”) of $.55 million related to special termination benefits and curtailment losses recognized in 2005. Offsetting a portion of the additional pension cost was the reduction in salaries and employee benefits due to staff reduction of seven full-time employees.

•	Deposits grew $14.7 million in 2005 from 2004, or 7.77%. The primary growth in deposits in 2005 resulted from the $24.2 million increase in certificates of deposits obtained through an internet rate service and accounts with institutional customers.

Outlook for 2006

Throughout 2005, the Federal Open Market Committee (the “FOMC”) continued to gradually remove its monetary policy accommodation by increasing its overnight rate on funds by 25 basis points at each of its meetings of the 2005 calendar year. A new Federal Reserve chairman assumed office at the beginning of 2006. It is not known at this time if the new chairman will continue on the measured course of interest rate increases in 2006.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

After an economic bottom has occurred, banks may continue to experience higher than normal levels of nonperforming loans, even into the beginning of the subsequent recovery period. Also, as short-term interest rates begin to rise, liability-sensitive banks, such as the Bank, may experience declines in net interest margins because the interest rates on their certificates of deposit that are subject to repricing, increase more quickly than the rates on their fixed rate earning assets.

The Bank shall endeavor to continue to grow its loan portfolio, using both deposit growth and alternative borrowing sources to fund such loan growth.

Although 2006 may continue to bring a mixed economic environment, the Company is optimistic regarding its ability to perform under such varying economic circumstances. Over the near term, the Company plans to focus on improving the profitability of its banking operations. Over the longer term, the Company plans to continue to diversify and broaden its market and economic base, when determined prudent to do so, as it seeks sustainable earnings growth for its shareholders.

As management looks forward, there are several key challenges that the company will face, namely:

•	Technology changes

•	Asset quality

•	Interest rate volatility

•	Improving operating efficiency

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in preparation of our financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and consider these critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require management’s judgment in making significant estimates and assumptions that are particularly susceptible to significant change.

Provisions and Allowance for Loan Losses—The allowance for possible loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, any adverse situations that may affect the borrower’s ability to repay, estimated value of underlying associated collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent, or a combination of the above methods.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

A reserve, recorded as a specific reserve in the allowance for loans losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Company’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Company discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Company’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective, as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

Investment Securities—Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for the security’s performance, the credit worthiness. Held to maturity and available for sale securities with fair value below their costs that represent other-than temporary impairments result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Bank policy prohibits trading within the portion of the bond portfolio classified as “securities to be held to maturity”. Additionally, certain of the bonds in the “available for sale” portfolio have maturities of five years or greater and, therefore these securities are subject to greater market volatility than similar securities with maturities of two years or less.

Defined Benefit Plans—As discussed in Note 9, the Company maintains a noncontributory defined-benefit cash balance pension plan (the “Plan”) covering all employees who qualify under length of service and other requirements, a supplemental executive retirement plan SERP and post retirement benefits for two former executives (“Post Retirement Plan”). The SERP, which is unfunded, provides certain individuals’ pension benefits, outside the Bank’s noncontributory defined-benefit cash balance pension plan, based on average earnings, years of service and age at retirement. The Post Retirement Plan provides for the payment of medical premiums for two individuals set at a maximum amount for the remainder of their lives.

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our Plan, SERP and Post Retirement Plan benefit obligations to employees and former employees under these arrangements. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

In determining the discount rate assumption, we utilize current market information and liability information provided by our Plan actuaries, including a discounted cash flows analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The Moody’s Aa Corporate Bond Index is consistently used as the basis for the discount rate with this measure confirmed by the yield on other broad bond indices. Additionally in 2005, we supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve was developed by the plans’ actuaries and is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

SELECTED FINANCIAL DATA

The following table presents selected consolidated historical financial data of the Company for periods indicated. This financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	For the Years Ended December 31,
dollars in thousands (except per share data)	2005	2004	2003	2002	2001
Interest income	$13,553	$12,636	$12,007	$11,757	$11,699
Interest expense	4,252	3,198	3,363	3,547	4,347

Net interest income	9,301	9,438	8,644	8,210	7,352
Provision for loan losses	655	465	500	738	611

Net interest income after provision for loan losses	8,646	8,973	8,144	7,472	6,741
Other income	2,985	2,759	2,408	2,168	1,983
Other expense	10,675	9,991	8,804	8,143	7,534

Income before income taxes	956	1,741	1,748	1,497	1,190
Income taxes	184	602	473	461	283

Net income	$772	$1,139	$1,275	$1,036	$907

Per share
Net income
Basic	$0.46	$0.68	$0.76	$0.61	$0.53
Diluted	$0.45	$0.66	$0.75	$0.61	$0.53
Cash dividends	$0.20	$0.20	$0.18	$0.16	$0.16
Book value	$12.06	$12.07	$11.52	$10.79	$10.46
Share price
High	$24.50	$12.50	$9.95	$7.75	$6.50
Low	$10.35	$9.63	$6.26	$5.00	$5.09
Close	$11.50	$12.50	$9.88	$6.13	$5.40

Average shares outstanding
Basic	1,686	1,686	1,686	1,693	1,707
Diluted	1,726	1,718	1,692	1,693	1,707

Performance ratios
Return on average assets	0.33%	0.51%	0.63%	0.59%	0.55%
Return on average equity	3.87%	5.69%	7.16%	5.81%	5.13%
Average equity to average assets	8.42%	9.02%	8.78%	10.11%	10.73%
Dividend payout	43.65%	29.60%	23.80%	26.15%	30.11%
Efficiency ratio	86.88%	81.92%	79.65%	78.46%	80.37%

Balances at year end
Assets	$245,815	$230,541	$220,210	$187,431	$168,096
Investment securities (includes other invested assets)	32,365	28,548	32,092	30,469	30,326
Loans (net)	165,228	166,163	147,969	138,134	120,380
Allowance for loan losses	2,921	2,512	2,276	2,022	1,505
Borrowed funds	17,614	16,802	11,829	16,553	12,375
Deposits	203,752	189,059	185,898	149,818	135,383
Shareholders’ equity	20,331	20,340	19,417	18,187	17,853

Asset quality ratios
Net charge-offs to average loans	0.15%	0.14%	0.17%	0.17%	0.74%
Nonperforming assets to total assets	2.35%	1.80%	0.88%	0.55%	0.48%
Allowance coverage of nonperforming loans	50.53%	60.62%	116.84%	197.65%	186.03%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

RESULTS OF OPERATIONS

2005 COMPARED TO 2004

Interest and fees on loans increased $0.4 million or 3.43% during 2005, which was primarily the result of higher interest rates. The yield on the loan portfolio was 7.26% for 2005 compared to 7.12% for 2004. Interest and dividends on investments were $0.9 million, a 1.57% decrease from 2004. The decrease was primarily the result of lower average balances of $27.0 million in 2005 compared to $27.4 million in 2004 and lower yields on non-taxable securities. Interest on deposits increased to $3.4 million in 2005 from $2.6 million, which represents a 33.64% increase from 2004 resulting from higher interest rates and average balances outstanding. The Company invested the majority of the deposit growth in interest bearing deposits. This investment decision was made in an effort to mange short-term liquidity and to provide funding for expected loan growth. This investment strategy was the primary reason that the overall yield on earning assets declined from 6.35% in 2004 from 6.30% in 2005.

This growth in average earning assets was funded primarily through increased time deposits, as the Bank was aggressive in pursuing certificates through an internet rate service. Average time deposits increased by approximately $12.9 million when comparing 2005 to 2004. In addition to the higher average time deposit balances, the repricing of the rate paid on time deposits to higher rates also contributed to the increase in interest expense. The rate paid on time deposits increased from 2.23% for 2004 to 2.86% for 2005. Interest on borrowed funds increased to $0.8 million from $0.6 million, a 30.26% increase due to the average borrowing of $17.2 million for 2005 as compared with $12.9 million for 2004.

The Bank’s overall interest rate spread decreased in 2005 to 3.93% from 4.39% in 2004 as a result of investing earning assets in interest bearing deposits with other banks, which carry relatively low interest rates and the Bank’s interest bearing liabilities repricing faster than interest earning assets.

Provisions for loan losses increased $.19 million from the prior year’s amount of $0.47 million to $0.66 million, an increase of 40.86%. The increase is the result of management’s evaluation of the classified loans. In addition to evaluating the status of specific loans, management considered others factors such as the national and local economy. Total nonperforming assets increased to $5.8 million as December 31, 2005 as compared with $4.1 million at December 31, 2004. In addition to the overall increase in total nonperforming assets, the nonaccrual loan classification increased from $1.6 million to $4.7 million. This increase in total nonperforming assets and nonaccrual loans was the result of continued deterioration in certain loan relationships. As a result, management has increased the allowance for loan losses to $2.9 million at December 31, 2005. This represents a 16.28% increase when compared with the allowance for loan losses at December 31, 2004.

Total other income increased $0.23 million in 2005 primarily as a result of the introduction of a bounce protection program in May 2005 and the realized gain on the sale of equity securities in the approximate amount of $0.36 million. The increases were partially offset by a $.04 million grant received in 2004.

Total salaries and employee benefits increased approximately $.25 million during 2005. The Company and the Bank had a total of 84 employees, including 81 full-time equivalent employees at December 31, 2005 compared to 96 employees at December 31, 2004. Salaries and employee benefits decreased by approximately $.03 million due to the reduction in staff of seven full time positions since December 31, 2004. Offsetting this impact was the pension cost recorded in the nonqualified SERP of $.58 million related to special termination benefits and curtailment losses recognized in 2005. Occupancy expense increased $0.2 million or 23.17% from the level in 2004. Miscellaneous other expenses increased $0.4 million in 2005. This category is comprised of numerous operating expense accounts. Increases in audit expense and consulting expense on a year-to-year basis were primarily responsible for the net of which represents a net increase in the other expense category.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

2004 COMPARED TO 2003

Interest and fees on loans increased $0.6 million or 5.87% during 2004, which was the result of a 12.22% increase in loans outstanding offset by lower interest rates. The yield on the loan portfolio was 7.12% for 2004 compared to 7.64% for 2003. Interest and dividends on investments decreased 2.05% from 2003. The decrease was primarily the result of lower interest rates, a yield of 3.26% compared to 3.46% for the prior year. Interest expense on deposits decreased $0.2 million to $2.6 million in 2004, or 6.19% from $2.8 million in 2003 due to the lower interest rates. The cost of deposits for 2004 was 1.36% compared to 1.48% for 2003.

Provisions for loan losses decreased by 6.99%. The decrease is the result of management’s evaluation of the classified loans. In addition to evaluating the status of specific loans, management considered others factors such as the national and local economy.

Service charges on deposit accounts decreased $0.1 million from 2003 to 2004, decreasing 8.38%. Other noninterest income increased $0.5 million or 47.93% to $1.5 million from $0.9 million for 2003. The significant increase resulted from the recognition of a BEA grant of approximately $0.4 million in 2004.

Salary and employee benefits increased 9.38% to $5.8 million in 2004 from $5.3 million for 2003. The increase was the result of merit increases and the increased cost of insurance products and personnel costs related to the opening of a new branch in Charlotte. The Company had 96 employees at December 31, 2004 compared to 97 employees at December 31, 2003. The decreased number of employees was primarily the result of unfilled vacancies in 2004. Occupancy expense increased $0.1 million or 8.15% from the level in 2003. Equipment expenses increased $0.1 million or 15.24% from 2003 largely due to the opening of a new branch in Charlotte. Miscellaneous other expenses increased $0.6 million from $2.2 million, in 2003 to $2.8 million in 2004. This category is comprised of numerous operating expense accounts some of which had substantial increases such as audit expense and consulting expense on a year-to-year basis, the net of which represents a net increase in the other expense category.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

NET INTEREST INCOME

The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

for the years ended December 31,

	2005			2004			2003
dollars in thousands	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
Assets
Loans(1)	$165,147	7.26%	$11,986	$162,640	7.12%	$11,588	$143,216	7.64%	$10,946
Taxable securities	19,111	2.88%	550	18,865	2.76%	520	17,492	2.92%	510
Nontaxable securities(2)	7,921	4.17%	330	8,571	4.38%	375	8,950	4.51%	404
Interest bearing deposits	22,798	3.01%	687	8,992	1.70%	153	11,640	1.26%	147

Total interest-earning assets	214,977	6.30%	13,553	199,068	6.35%	12,636	181,298	6.62%	12,007

Cash and due from banks	4,444			4,982			6,110
All other assets	17,680			17,759			15,579

Total Assets	$237,101			$221,809			$202,987

Liabilities and Shareholders’ equity
NOW deposits	$22,588	0.71%	$161	$22,465	0.52%	$117	$19,656	0.62%	$122
Savings deposits	70,201	1.86%	1,305	71,952	1.67%	1,205	65,886	2.06%	1,360
Time deposits	69,363	2.86%	1,981	56,459	2.23%	1,258	53,774	2.36%	1,269

Interest-bearing deposits	162,152		3,447	150,876		2,580	139,316		2,751
Borrowings	17,292	4.66%	805	12,887	4.80%	618	12,434	4.92%	612

Total interest-bearing liabilities	179,444	2.37%	4,252	163,763	1.95%	3,198	151,750	2.22%	3,363

Noninterest-bearing deposits	33,303			33,483			29,281
Other liabilities	4,386			4,555			4,142
Shareholders’ equity	19,968			20,008			17,814

Total liabilities and shareholders’ equity	$237,101			$221,809			$202,987

Net yield on earning assets and net			$9,301			$9,438			$8,644

interest income(2)(3)		4.33%			4.74%			4.74%

Interest rate spread(4)		3.93%			4.39%			4.37%

1.	Non-accrual loans have been included.
2.	Yields and interest income on tax, except investments have been adjusted to tax equivalent basis using 35% for 2005, 2004 and 2003.
3.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table analyzes the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between variations due to changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

INTEREST RATE AND VOLUME VARIANCE ANALYSIS

for the years ended December 31,

	2005 Compared to 2004			2004 Compared to 2003
	Change Attributable to			Change Attributable to
dollars in thousands	Volume	Rate	Total	Volume	Rate	Total
Loans	$182	$215	$397	$1,488	$(846)	$642
Taxable securities	7	23	30	40	(30)	10
Nontaxable securities	(27)	(18)	(45)	(17)	(12)	(29)
Interest bearing deposits	416	118	535	(33)	40	7

Interest-earning assets	$578	$338	$917	$1,478	$(848)	$630

NOW Deposits	1	43	44	142	(303)	(161)
Savings Deposits	(33)	133	100	25	(25)	—
Time Deposits	369	354	723	39	(49)	(10)

Interest-bearing deposits	337	530	867	206	(377)	(171)
Borrowings	205	(18)	186	22	(15)	7

Interest-bearing liabilities	$542	$512	$1,053	$228	$(392)	$(164)

The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of the rate or volume variance to the sum of the two absolute variances. Income on non-accrual loans is included in the volume and rate variance analysis table only to the extent that it represents interest payments received.

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

Liquidity reflects the Bank’s ability to meet its funding needs, which includes the extension of credit, meeting deposit withdrawals, and generally to sustain operations. In addition to its level of liquid assets, many other factors affect a bank’s ability to meet liquidity needs, including access to additional funding sources, total capital position and general market conditions.

Because a large portion of bank deposits are payable upon demand, banks must protect themselves against liquidity risk through the maintenance of adequate funds which are liquid, or can readily be converted into liquid assets. The Bank provides for liquidity by three methods: core deposits, borrowings from the Federal Home Loan Bank, and borrowings from the Federal Reserve Bank. Total deposits were approximately $203.8 million at December 31, 2005. These figures compare with $189.1 million as of December 31, 2004. The Bank had advances outstanding of $17.6 million and $16.8 million at the Federal Home Loan Bank as of December 31, 2005 and 2004, respectively. The Bank has the availability of an additional $11.9 million from the Federal Home Loan Bank. The Bank also has a line of credit of $4.5 million established at the Federal Reserve Bank available to meet liquidity needs.

There were no residential mortgage loans sold in 2005. In 2004, the Bank sold approximately $3.3 million in residential mortgage loans. At December 31, 2005, the Bank had approximately $29.6 million in outstanding unfunded loan commitments.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

On December 31, 2005, the Bank’s liquidity ratio was 24.18%, compared to 18.73% on December 31, 2004, which is greater than the Bank’s target of 20%. The liquidity ratio is defined as the sum of net cash, overnight funds, and marketable securities divided by the sum of net deposits and short-term borrowings. Management believes the core deposit activity, available borrowings from the Federal Home Loan Bank and the Federal Reserve will be adequate to meet the short-term and long-term liquidity needs of the Bank.

INTEREST RATE SENSITIVITY (GAP ANALYSIS)

As of December 31, 2005

	Interest Sensitive Within		Total	Non-sensitive or Sensitive	Total
dollars in thousands	1 to 90 days	91 to 365 days	Within 1 Year	Beyond 1 Year
Interest-earning Assets
Interest-bearing due from banks	$28,537	$—	$28,537	$—	$28,537
Investment securities (excluding equity securities)	3,183	3,944	7,127	23,304	30,431
Loans (gross)	46,002	17,765	63,767	104,881	168,648

Total interest-earning assets	$77,722	$21,709	$99,431	$128,185	$227,616

Interest-bearing Liabilities
Interest-bearing deposits:
Savings, NOW and MMA accounts	$91,711	$—	$91,711	$—	$91,711
Time deposits of $100,000 or more	13,802	18,278	32,080	3,282	35,362
Other time deposits	11,194	25,258	36,452	10,222	46,674
Borrowed Funds	12	38	50	17,564	17,614

Total interest-bearing liabilities	$116,719	$43,574	$160,293	$31,068	$191,361

Interest sensitivity gap	$(38,997)	$(21,865)	$(60,862)	$97,117	$36,255
Cumulative interest sensitivity gap	—	(60,862)	(60,862)	36,255	—
Interest earning-assets as a percentage of interest-bearing liabilities	66.59%	49.82%	62.03%	412.59%	118.95%

During periods of rising interest rates, the Bank’s rate sensitive assets cannot be repriced as quickly as its rate sensitive liabilities. Thus, the Bank’s net interest income will generally decrease. In periods of declining interest rates, the opposite effect would be expected to occur.

Total deposits, which include core deposits, were approximately $203.8 million at December 31, 2005 as compared to $189.1 million at the end of 2004, an increase of $14.7 million or 7.77%. Core deposits totaled $171.9 million and $171.1 million at December 31, 2005 and 2004, respectively. The Bank considers savings accounts, demand deposits, and time deposits of less than $100,000 core deposits. The Bank continued its marketing effort to increase this stable source of funds. Increased efforts to extend the maturities of our deposit structure had minimal impact during 2005. Approximately 92.23% of interest-bearing deposits can be repriced in one year or less. This maturity structure contributes to an increased interest rate risk for the Bank.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table presents the maturity distribution of the Bank’s loans by type, subdivided into fixed and variable rate loans.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATE

As of December 31, 2005

dollars in thousands	Within One Year	One to Five Years	Five Years or More	Total
Real estate-construction	$19,995	$1,114	$—	$21,109
Real estate-mortgage	37,324	74,087	26,779	138,190
Commercial, financial and agricultural	2,579	1,190	308	4,077
Consumer	3,722	1,403	—	5,125
All other	147	—	—	147

Total	$63,767	$77,794	$27,087	$168,648

Predetermined rate, maturity greater than one year	—	74,971	26,813	101,784
Variable rate or maturing within one year	63,767	2,823	274	66,864

Total	$63,767	$77,794	$27,087	$168,648

AVERAGE DEPOSITS

for the years ended December 31

dollars in thousands	2005	2004	2003
Non-interest-bearing demand deposits	$33,301	$33,483	$29,281
Interest-bearing demand deposits	22,601	22,465	19,656
Savings deposits	70,189	71,952	65,886
Time deposits	69,363	56,459	53,774

Total	$195,454	$184,359	$168,597

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table is a maturity schedule of time deposits $100,000 or more as of December 31, 2005.

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

As of December 31, 2005

dollars in thousands	Within Three Months	Three to Twelve Months	Within One Year	One to Five Years	Total
Time deposits of $100,000 or more	$14,304	$17,776	$32,080	$3,282	$35,362

LOANS

Total loans outstanding on December 31, 2005 were $168.6 million, a decrease of 0.42% from the $169.3 million in loans at December 31, 2004. Competition for loan originations remained strong in our markets in 2005, with many institutions targeting the Bank’s traditional markets because of their desire to improve their community reinvestment ratings. The stability in total loans outstanding was primarily due to continued marketing to small businesses, churches and loan participations with other banks.

The Bank maintains an adequately diversified mix of loans. As of December 31, 2005, approximately $159.3 million, or 94.47% of the loan portfolio, was comprised of real estate loans, an increase from 92.52% in the same category at the end of 2004. Real estate loans include mortgages for construction, land development, and permanent financing of nonfarm nonresidential properties and permanent financing of residential properties. Loans on church properties make up 42.53% of the Bank’s total real estate loans at December 31, 2005.

Commercial loans are spread throughout a variety of industries, with loans to churches accounting for approximately 13.19% of the commercial loan portfolio and no other particular industry group or related industries accounting for a significant portion of the commercial loan portfolio. Loans to churches made up 40.49% of the Bank’s total loans outstanding at December 31, 2005. Commercial loans and installment loans to individuals represented 2.41% and 3.04%, respectively, of the loan portfolio as of December 31, 2005. The Bank has no foreign loans. Loans made to directors, officers and other related parties to the Bank totaled approximately $3.9 million at December 31, 2005. Amounts available to borrow on existing lines of credit were $2.2 million and $.14 million at December 31, 2005 and 2004, respectively. New loans to such parties totaled approximately $0.7 million exclusive of advances on existing lines of credit while payments totaled approximately $0.7 million during 2005 exclusive of payments on existing lines of credit.

At December 31, 2005, the Bank had outstanding unfunded loan commitments of approximately $29.6 million, compared to $41.1 million at the end of 2004. This decrease in outstanding loan commitments coincides with the loan activity on a year-to-year basis. The following table describes the Bank’s loan portfolio composition.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

LOAN PORTFOLIO COMPOSITION

As of December 31,

	2005		2004		2003		2002		2001
dollars in thousands	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Real estate- Construction	$21,109	12.52%	$14,937	8.82%	$7,429	4.92%	$8,532	6.06%	$3,977	3.25%
Real estate-mortgage	138,207	81.95%	141,091	83.34%	131,681	87.28%	119,430	84.86%	107,166	87.62%
Commercial, financial and agricultural	4,060	2.41%	7,241	4.28%	6,180	4.10%	7,419	5.27%	6,235	5.10%
Consumer	5,125	3.04%	6,017	3.55%	5,567	3.69%	5,352	3.80%	4,921	4.02%
All other	147	0.08%	7	0.01%	8	0.01%	10	0.01%	10	0.01%

Total loans	168,648	100.00%	169,293	100.00%	150,865	100.00%	140,743	100.00%	122,309	100.00%

Deferred origination fees, net	499		618		620		587		423

Total loans, net of deferred fees	$168,149		$168,675		$150,245		$140,156		$121,886

The following table details the Bank’s nonperforming loans and other nonperforming assets:

NONPERFORMING LOANS AND NONPERFORMING ASSETS

As of December 31,

dollars in thousands	2005	2004	2003	2002	2001
Nonperforming assets
Non-accrual loans	$4,678	$1,546	$1,009	$386	$434
Loans past due 90 days or more and still accruing interest	559	2,089	725	587	263
Foreclosed properties	544	509	214	50	112

Total	$5,781	$4,144	$1,948	$1,023	$809

Nonperforming loans to total loans	3.44%	2.46%	1.30%	0.73%	0.66%
Allowance for loan losses to nonperforming loans	50.53%	60.62%	116.84%	197.65%	186.03%

Nonperforming assets to total assets	2.35%	1.80%	0.88%	0.55%	0.48%

Restructured loans performing in accordance with modified terms are as follows:

dollars in thousands	2005	2004	2003	2002	2001
Restructured loans	—	52	500	611	914

M&F BANCORP, INCORPORATED AND SUBSIDIARY

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest income becomes doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. The Bank has one large loan relationship, which had two loans totaling $2.8 million. As of December 31, 2004, one of the loans with an outstanding balance of $1.5 million was 90 days or more past due. The second loan with an outstanding balance of $1.3 million was current and not classified as a nonperforming asset as of December 31, 2004. The customer paid the loan with the $1.5 million outstanding current as of March 31, 2005. As a result of the annual regulatory examination and overall concerns due to the history of delinquency, the Company decided to classify both loans as non-accrual during second quarter of 2006. The customer has been current on both loans since March 31, 2005 and the Company expects to reclassify both loans to accrual as of March 31, 2006. Interest on loans that are classified as non-accrual is recognized when received. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms.

At December 31, 2005 and 2004, non-accrual, past due, and foreclosed loans were approximately 3.11% and 2.15%, respectively, of the total loans outstanding on such dates. Non-accrual and restructured loans increased significantly in 2005. Management continues to work towards reducing the level of delinquencies through enhanced collection efforts and adherence to sound loan-underwriting procedures. Management regularly reviews the loan portfolio, including these loans, for collectibility and, as explained below, provides an allowance for loan losses. However, due to the uncertainties regarding trends in consumer credit and credit worthiness, it is possible that the future impact of charge-offs in any of our loan categories may exceed such allowance.

Charge-offs totaled $0.32 million in 2005, or $0.25 million net of recoveries and $0.35 million or $0.23 million net of recoveries in 2004.

The Bank’s investment in impaired loans for the past five years ended December 31 is as follows:

IMPAIRED LOANS

As of December 31,

dollars in thousands	2005	2004	2003	2002	2001
Investment in impaired loans:
Impaired loans still accruing interest	$—	$1,665	$325	$130	$119
Accrued interest on accruing impaired loans	—	43	7	1	2
Impaired loans not accruing interest	3,536	476	269	27	84
Accrued interest on non-accruing impaired loans	75	19	2	4	16

Total investment in impaired loans	3,611	2,203	603	162	221

Loan loss allowance related to impaired loans	$530	$341	$237	$111	$104

PROVISION AND ALLOWANCES FOR LOAN LOSSES

Management considers the allowance for probable loan losses adequate to cover loan losses on the loans outstanding as of each reporting period. It must be emphasized, however, that the determination of the allowance using the Bank’s procedures and methods rests upon various assumptions such as delinquency ratios, adversely classified loans, five year average charge-off history, loan growth, the current ratio of outstanding loans to the allowance for loan losses and future factors affecting loans. No assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings.

The allowance for loan losses is created by direct charges to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Impaired loans are measured based on the present value of expected future cash flows discounted at the load’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Loans measured by fair value of the underlying collateral are commercial loans; others consist of homogenous small balance loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of loan agreement. At December 31, 2005 and 2004, the recorded investment in loans that are considered impaired, totaled approximately $3.6 million and $2.2 million, respectively. The recorded balance of impaired loans was $3.5 million and $2.1 million at December 31, 2005 and 2004, respectively. The related allowance for loan losses for these loans was $0.53 million and $0.34 million at December 31, 2005 and 2004, respectively. Impaired loans of $3.5 million and $2.1 million for 2005 and 2004 were collateralized with real estate.

Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.77%, 1.51% and 1.54% of net loans outstanding at December 31, 2005, 2004 and 2003, respectively, which was consistent with both management’s desire for strong reserves and the credit quality ratings of the loan portfolio. The allowance for loan losses was higher at December 31, 2005 as the Bank incurred direct charge-offs (net of recoveries) of approximately $0.4 million less than the provision addition to the allowance for loan losses for the year. The increase in the loan loss provision resulted from the review of the increase in the level of nonperforming and impaired loans, and the evaluation of the current risks in the loan portfolio. The ratio of net charge-offs during the year to average loans outstanding during the period were 0.15%, 0.14% and 0.17% at December 31, 2005, 2004 and 2003, respectively. These ratios reflect management’s conservative lending and effective efforts to recover credit losses.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table summarizes the Bank’s balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expenses for years 2001 through 2005.

ALLOWANCE FOR LOAN LOSSES

For the years ended December 31,

dollars in thousands	2005	2004	2003	2002	2001
Balance at beginning of year	$2,512	$2,276	$2,022	$1,505	$1,748

Loans charged off:
Real estate	190	174	16	89	676
Commercial, financial and agricultural	13	67	87	112	112
Credit cards and related plans	17	30	47	25	34
Installment loans to individuals	22	76	129	57	85
Demand deposit overdraft program	78	—	—	—	—

Total charge-offs	320	347	279	283	907

Recoveries of loans previously charged off:
Real estate	5	88	—	18	14
Commercial, financial and agricultural	—	4	15	10	5
Credit cards and related plans	7	8	4	4	9
Installment loans to individuals	49	18	14	30	25
Demand deposit overdraft program	13	—	—	—	—

Total recoveries	74	118	33	62	53

Net charge-offs	246	229	246	221	854

Additions charged to operations	655	465	500	738	611

Balance at end of year	$2,921	$2,512	$2,276	$2,022	$1,505

Ratio of net charge-offs during the year to average loans outstanding during the year:
Allowance as a percentage of gross loans	1.73%	1.48%	1.51%	1.44%	1.23%
Allowance as a percentage of net loans	1.77%	1.51%	1.54%	1.46%	1.25%

Gross loans	$168,648	$169,294	$150,865	$140,743	$122,309
Net loans	$165,228	$166,163	$147,969	$138,134	$120,380

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table sets forth the composition of the allowance for loan losses by type of loan at December 31 of the years indicated. The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,

	2005		2004		2003		2002		2001
dollars in thousands	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Real estate	$2,663	91.17%	$2,253	89.69%	$1,946	85.50%	$1,263	62.46%	$1,075	71.43%
Commercial, financial and agricultural	121	4.14%	92	3.66%	63	2.77%	44	2.18%	33	2.19%
Consumer	127	4.35%	167	6.65%	267	11.73%	272	13.45%	257	17.08%
All other loans	—		—		—		—		—
Unallocated	10	0.34%	—		—		443	21.91%	140	9.30%

Total allowance	$2,921	100.00%	$2,512	100.00%	$2,276	100.00%	$2,022	100.00%	$1,505	100.00%

INVESTMENT SECURITIES

The investment portfolio is managed to provide a balance between liquidity and attractive yields. An increasing amount of emphasis is being placed on managing the interest rate risk of the Bank. Therefore, future investment activity will be influenced by the asset liability mix and maturity requirements of the Bank. The investment portfolio is categorized as “available for sale” and “held to maturity”. The “available for sale” portion of the portfolio can be used to meet the liquidity needs of the Bank, while the “held to maturity” portion is intended primarily for investment purposes. On December 31, 2005, $30.6 million or 99.38% of the Bank’s investment portfolio was classified as “available for sale”.

Bank policy prohibits trading within the bond portfolio classified as “securities held to maturity”. Additionally, more of the bonds in the “available for sale” portfolio have maturities of five years or greater and, therefore, these securities are subject to greater market volatility than similar securities with maturities of two years or less. The following table provides information regarding the composition of the Bank’s investment securities portfolio at the end of each of the past three years.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO

As of December 31,

dollars in thousands	2005	2004	2003
Available for sale (at estimated fair value):
U.S. government agency	$15,118	$8,872	$9,970
State and political subdivisions	7,501	7,974	8,410
Other	8,027	9,845	12,235

Total	$30,646	$26,691	$30,615

Held to maturity (at amortized cost):
State and political subdivisions	$190	$385	$884

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONTRACTUAL OBLIGATIONS

The Bank’s contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2005

dollars in thousands	Within One Year	One to Three Years	Three to Five Years	Five Years or More	Total
Contractual Cash Obligations
Long-term borrowings	$50	$12,112	$3,129	$2,323	$17,614
Operating lease obligations	97	103	43	241	484

Total	$147	$12,215	$3,172	$2,564	$18,098

Other Commitments
Commitments to extend credit	$28,619	$32	$62	$925	$29,638
Standby letters of credit	3,583	—	—	—	3,583

Total	$32,202	$32	$62	$925	$33,221

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has certain off-balance sheet arrangements and selected categories, including unfunded loan commitments as outlined in the table below.

dollars in thousands	2005	2004
Unfunded Loan Commitments	$29,638	$41,063
Letters of Credit	3,583	3,600

Selected Categories Included in Unfunded Loan Commitments:
Minority Bank Loan Program	$10,000	$10,750
Home Equity Lines	1,072	1,376
Consumer Overdraft Protection Lines	761	882

M&F BANCORP, INCORPORATED AND SUBSIDIARY

RISK FACTORS

Interest Rate Risk. The income of the Company is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Company’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Bank. The Bank is generally adversely affected by rising interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Technological Advances Impact Bank’s Business. The banking industry is undergoing technological changes and frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce cost. The Bank’s future success will depend, in part, on the Bank’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations. Many competitors have substantially greater resources to invest in technological improvements, and this creates a challenge for the Company.

The Bank Competes with Much Larger Banks for Some of the Same Business. The banking and financial services business in our market area continues to be competitive and becomes more competitive as additional branches are constructed. The Bank competes for loans, deposits and customers with various bank and non-bank financial services providers, some of which are much larger in terms of their total assets and capitalization, have greater access to capital markets and offer a broader range of financial services.

Government Regulation and Legislation. The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Company is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See “-Supervision and Regulation.”

Allowance for Loan Losses not Sufficient to Absorb Actual Loan Losses. If the allowance for loan losses is not sufficient to cover actual loan losses, the earnings could decrease. The Company and the Bank frequently evaluate the adequacy of the allowance of loan losses to cover loan losses by reviewing the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, value of any underlying collateral, and prevailing economic conditions. In addition, bank regulatory agencies periodically review our allowance for loan losses and based on their judgments may require that additions be made to the allowance for loan losses. These evaluations may result in significant additions to the allowance for loan losses, which could impact net earnings.

FORWARD-LOOKING STATEMENTS

When used in this report, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or other similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans and deposits in the Bank’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 7.	FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and Supplementary Financial Data

Report of Independent Registered Public Accounting Firm	31

Financial Statements:

Consolidated Balance Sheets	32
December 31, 2005 and 2004

Consolidated Statements of Income	33
Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income	34
Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows	35
Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Shareholders’ Equity	37
Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements	38
Years Ended December 31, 2005, 2004, 2003

Supplementary Financial Data:

Selected Quarterly Financial Data (Unaudited)	61
Years Ended December 31, 2005, 2004 and 2003

M&F BANCORP, INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

M&F Bancorp, Inc. and Subsidiary

Durham, NC

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Raleigh, NC

March 31, 2006

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

dollars in thousands	2005	2004
ASSETS
Cash and cash equivalents	$32,597	$19,668
Investment securities:
Available for sale, at fair value (amortized cost of $30,358 and $25,475 at December 31, 2005 and 2004, respectively)	30,646	26,691
Held to maturity, at amortized cost:
(fair value of $190 and $388 at December 31, 2005 and 2004, respectively)	190	385
Other invested assets	1,529	1,472
Loans	168,149	168,675
Less: allowance for loan losses	2,921	2,512

Net loans	165,228	166,163

Assets held for sale	590	590
Interest receivable	1,212	1,201
Land, premises and equipment, net	6,034	6,196
Cash surrender value of life insurance	5,105	4,924
Other assets	2,684	3,251

Total assets	$245,815	$230,541

LIABILITIES AND SHAREHOLDERS EQUITY
Interest bearing deposits	$173,747	$157,409
Non-interest bearing deposits	30,005	31,650

Total deposits	203,752	189,059

Other borrowings	17,614	16,802
Accrued expenses and other liabilities	4,118	4,340

Total liabilities	225,484	210,201

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, no par value, at December 31, 2005 and 2004, respectively, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares at December 31, 2005 and 2004	5,901	5,901
Retained earnings	14,578	14,143
Accumulated other comprehensive income (loss), net of deferred income taxes of ($76) and $153 at December 31, 2005 and 2004, respectively	(148)	296

Total shareholders’ equity	20,331	20,340

Total liabilities and shareholders’ equity	$245,815	$230,541

See Notes to Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

dollars in thousands	2005	2004	2003
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,986	$11,589	$10,946
Interest and dividends on investment securities:
Taxable	550	520	510
Tax-exempt	330	375	404
Interest bearing deposits	687	152	147

Total interest income	13,553	12,636	12,007

INTEREST EXPENSE:
Deposits	3,448	2,580	2,751
Borrowed funds	804	618	612

Total interest expense	4,252	3,198	3,363

NET INTEREST INCOME	9,301	9,438	8,644
PROVISION FOR LOAN LOSSES	655	465	500

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,646	8,973	8,144

OTHER INCOME:
Service changes on deposit accounts	1,589	1,305	1,424
Other service charges, fees and commissions	134	135	137
Rental income	465	307	283
Gain on sales of available-for-sale securities	364	1	—
Other	433	1,011	564

Total other income	2,985	2,759	2,408

OTHER EXPENSES:
Salaries and employee benefits	5,849	5,824	5,325
Occupancy expense, net	1,058	859	795
Equipment rentals, depreciation and maintenance	551	531	461
Other	3,217	2,777	2,223

Total other expense	10,675	9,991	8,804

INCOME BEFORE INCOME TAX EXPENSE	956	1,741	1,748
INCOME TAX	184	602	473

NET INCOME	$772	$1,139	$1,275

PER SHARE AMOUNTS
Net income-basic	$0.46	$0.68	$0.76
Diluted	0.45	0.66	0.75
Cash dividends	0.20	0.20	0.18
Book value	12.06	12.07	11.52

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

dollars in thousands	2005	2004	2003
NET INCOME	$772	$1,139	$1,275

ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale	(564)	(102)	285
Reclassification adjustment for gains included in net income	(364)	(1)	—
Minimum pension liability	256	276	118

Other comprehensive income, before tax	(672)	173	403

Less: Changes in deferred income taxes related to change in unrealized gain or losses on securities available for sale	(316)	(42)	104
Less: Changes in deferred income taxes related to change in minimum pension liability	88	94	40

Other comprehensive (loss) income, net of tax	(444)	121	259

COMPREHENSIVE INCOME	$328	$1,260	$1,534

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

dollars in thousands	2005	2004	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
Net income	$772	$1,138	$1,275

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	312	294	263
Provision for loan losses	655	465	500
Investment security premium amortization, net	(4)	2	(6)
Deferred loan fees	(119)	2	33
Deferred income taxes	123	(175)	9
Gains on sales or calls of securities available for sale	(364)	(1)	—
Gains on sale of loans	—	(113)	(92)
Gain on sale of other real estate	(34)	—	—
Increase (decrease) in taxes payable	91	321	(531)
Increase in interest receivable	(11)	(41)	(163)
Increase in cash surrender value of bank owned life insurance	(181)	(210)	(249)
Amortization of prior service cost	514	—	—
Increase in other assets	110	(1,333)	(59)
Increase in other liabilities	35	1,569	312

Net cash provided by operating activities	1,899	1,918	1,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, call, and paydowns of securities available for sale	2,817	7,745	13,843
Proceeds from sales, maturities, call and paydowns of securities held to maturity	195	500	—
Purchases of securities available for sale	(7,399)	(4,552)	(15,145)
Net increase (decrease) in loans	399	(22,192)	(18,738)
Capital expenditures	(150)	(760)	(622)
Proceeds from sales of loans	—	3,352	8,298

Net cash used by investing activities	(4,138)	(15,907)	(12,364)

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

dollars in thousands	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW and savings accounts	(3,824)	(6,634)	27,691
Net increase (decrease) in time deposits	18,517	9,795	8,388
FHLB borrowings	850	5,000	—
Repayment of FHLB borrowings	(38)	(26)	(4,724)
Dividends paid	(337)	(337)	(303)

Net cash provided by financing activities	15,168	7,798	31,052

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	12,929	(6,191)	19,980

CASH AND CASH EQUIVALENTS AT BEGINNING YEAR	19,668	25,859	5,879

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32,597	$19,668	$25,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,098	$3,136	$3,199
Income taxes	(30)	426	995
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	—	8	—
Transfer from loans to other real estate owned	246	295	164

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

dollars in thousands	2005	2004	2003
COMMON STOCK
At beginning of year	$5,901	$5,892	$5,892
Stock dividend	—	9	—

At end of year	5,901	5,901	5,892

RETAINED EARNINGS
At beginning of year	14,143	13,349	12,377
Net income	772	1,139	1,275
Dividends	(337)	(337)	(303)
Transfer from retained earnings to common stock due to split	—	(8)	—

At end of year	14,578	14,143	13,349

ACCUMULATED OTHER COMPREHENSIVE INCOME, NET OF DEFERRED INCOME TAXES
At beginning of year	296	175	(83)
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(612)	(61)	180
Net change in minimum pension liability	168	182	78

At end of year	(148)	296	175

Total shareholders equity	$20,331	$20,340	$19,416

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—M&F Bancorp (the “Company”), Inc. is the bank holding company for Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank incorporated in NC in 1907 and began operations in 1908. The Bank has nine offices in NC: three in Durham, two in Raleigh, three in Charlotte and one in Winston-Salem. The Company, headquartered in Durham, operates in a single business segment and offers a wide variety of consumer and commercial banking services and products in NC.

Basis of Presentation—The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. and Mechanics and Farmers Bank, its wholly owned Bank subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Dividend—In November 2004, the Board of Directors approved a 100% stock dividend, each shareholder of record at the close of business on December 20, 2004 was entitled to receive one additional share of stock for each share of stock owned on the record date (“the stock dividend”). The payment date was January 10, 2005. The stock dividend increased the number of common shares to 1,685,646 as of December 31, 2004 from 842,823. In addition, outstanding stock options increased to 110,400 from 55,200 at a grant price of $7.84. All share and per share amounts have been adjusted to reflect this stock dividend.

Cash and Cash Equivalents—Substantially all of the cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value. Cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other financial institutions totaling $28.7 million and $14.4 million at December 31, 2005 and 2004, respectively.

The Federal Reserve Bank (“Federal Reserve”) and banking laws in North Carolina require certain banks to maintain average balances in relation to specific percentages of its customers’ deposits as a reserve. At December 31, 2005, such for the Bank was $2.1 million, which was satisfied by useable vault cash of $2.0 million and a Federal Reserve balance of $0.44 million.

Investment Securities—Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities at December 31, 2005 and 2004.

Other Invested Assets—Other invested assets includes investments in FHLB Stock and non-marketable equity securities, which are carried at historical cost.

Loans—Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated loans.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, the fair value of the collateral if the loan is collateral dependent, or a combination of the above methods.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank separately identifies individual consumer and residential loans for impairment.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Allowance for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions at each balance sheet date. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Unanticipated future adverse changes in the items discussed above could result in material adjustments to the allowance for loan losses.

Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, consisting of commitments to extend credit, commitments under credit card arrangements, and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Premises and Equipment—Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 15 to 30 years for premises and 3 to 30 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in current operations. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations.

Loan Interest Income Recognition—Accrual of interest on loans is based generally on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Bank’s policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected from prior years is charged to the appropriate interest income account. Interest income realized on impaired loans is recognized upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and following a period of substantial performance, including four months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more. Cash receipts are credited first to interest unless the loan has been converted to non-accrual, in which case, the receipts are applied to principal.

Loan Fee Income—Loan origination and underwriting fees are recorded as a reduction of direct costs associated with loan processing, including salaries, review of legal documents, obtainment of appraisals, and other direct costs. Net origination fees or net loan costs are deferred and amortized over the life of the related loan. Loan commitment fees are deferred and amortized over the related commitment period. Deferred loan fees were $0.5 million at December 31, 2005 and $0.6 million at December 31, 2004, respectively.

Other Real Estate Owned— Other real estate owned and acquired through foreclosure totaling $0.54 million and $0.51 million at December 31, 2005 and 2004 respectively is stated at the lower of cost or fair value less estimated costs to sell and recorded as part of the line item titled “Other Assets” in the consolidated balance sheet. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. There is no allowance for loss on foreclosed real estate at December 31, 2005 and 2004. In addition no amounts were provided for losses on foreclosed real estate during 2005, 2004 and 2003. Expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest income and expense.

Cash Surrender Value of Life Insurance—The Bank maintains life insurance on officers and directors with the Company and the Bank as beneficiary. The related cash surrender value of the policies at December 31, 2005 and 2004 was $5.1 million and $4.9 million, respectively. During 2005, the cash surrender value of these policies increased $0.18 million to $5.1 million. During 2004, the cash surrender value of these policies increased $0.25 million to $4.9 million from $4.7 million in 2003. Policies have been purchased to fund pension liabilities for officers of the Bank.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Income Taxes—Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheet at the tax rates expected to be in effect when the differences reverse.

Earnings Per Share—Earnings per share are calculated on the basis of the weighted-average number of shares of common stock outstanding for the purpose of computing the basic and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents for the purpose of computing diluted earnings per share. The stock dividend increased the number of common shares outstanding to 1,685,646 as of December 31, 2004. In addition, outstanding stock options increased to 110,400 from 55,200 at a grant price of $7.84. The effect of the stock dividend has been retroactively applied for purposes of calculating earnings per share for the years 2004 and 2003.

Stock-Based Compensation—The Company measures compensation costs related to employee incentive stock options using the intrinsic value of the equity instrument granted (i.e., the excess of the market price of the stock to be issued over the exercise price of the equity instrument at the date of grant) rather than the fair value of the equity instrument. No compensation costs have been recognized for stock option awards because the options are granted at exercise prices based on the market value of the Company stock on the date of grant. Had compensation cost for the Company’s employee stock option plan been determined using the fair value method, the Company’s pro forma net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

dollars in thousands, except per share amounts	2005	2004	2003
Net income as reported	$772	$1,139	$1,275
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(17)	(18)

Pro forma net income	$772	$1,122	$1,257

Net income per share as reported:
Basic	$0.46	$0.68	$0.76
Diluted	0.45	0.66	0.75
Pro forma net income per share:
Basic	0.46	0.67	0.75
Diluted	0.45	0.65	0.75

At December 31, 2005, 2004, 2003, stock options outstanding under the Option Plan were 56,400, 110,400, and 110,400 for each year respectively after giving effect to the stock dividend described above.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The Company estimated an option value at $1.09 on the date of grant in order to compute its estimation of compensation expense associated with the fair value method using the Black-Scholes Model. The following assumptions were used:

Risk-free rate	5.50%
Average expected term (years)	5.0 years
Expected volatility	18.22%
Expected dividend yield	4.76%

Comprehensive Income—Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and pension liabilities. Actual results could differ from those estimates

New Accounting Pronouncements— In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other –than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EIFT Issue 03-01. As of December 31, 2005, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated results of operations. These investments were in U.S. Government Agencies and Municipal Securities. The cash flows are guaranteed by the issuing agency or municipality and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increase and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. On April 21, 2005, the Securities and Exchange Commission adopted a new rule that made SFAS No. 123R effective beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after December 15, 2005. The Company will not be required to adopt SFAS No. 123R until first quarter of 2006 and currently discloses the effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation.” The Company will adopt SFAS No. 123R using the modified prospective application. The Company estimates the impact of adopting SFAS No. 123R will be immaterial for 2006, assuming no new option grants by the Board of Directors.

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied as of the beginning of the first period presented as if that principle had always been used. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2005 and 2004 are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
Type and Contractual Maturity
AVAILABLE FOR SALE At December 31, 2005:

U.S. Government agencies due:
One year or less	$6,997	$—	$(60)	$6,937
After 1 year but within 5 years	8,234	—	(53)	8,181

Total U.S. Government agencies	15,231	—	(113)	15,118

State and County Municipals due:
After 1 years but within 5 years	1,329	25	—	1,354
After 5 years but within 10 years	1,561	43	—	1,604
After 10 years	4,399	144		4,543

Total State and County Municipals:	7,289	212	—	7,501

Other Securities due:
After 1 year but within 5 years	2,579	—	(68)	2,511
After 10 years	5,253	—	(142)	5,111
Equity Securities	6	399	—	405

Total Other Securities	7,838	399	(210)	8,027

Total Available for Sale	$30,358	$611	$(323)	$30,646

HELD TO MATURITY At December 31, 2005:

State and County Municipal due:
One year or less	$190	$—	$—	$190

Total State and County Municipals:	190	—	—	190

Total held to maturity	$190	$—	$—	$190

The unrealized losses are attributable to changes in market interest rates on investment grade securities. The Bank believes that all of the unrealized losses are temporary in nature.

Sales and calls of securities available for sale for the year ended December 31, 2005, resulted in $0.36 million realized gains.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
Type and Contractual Maturity
AVAILABLE FOR SALE At December 31, 2004:

U.S. Government agencies due:
Less than 1 year	$1,996	$—	$(24)	$1,972
After 1 year but within 5 years	6,996	—	(96)	6,900

Total U.S. Government agencies	8,992	—	(120)	8,872

State and County Municipals due:
Less than 1 year	351	4	—	355
After 1 year but within 5 years	6,639	286	—	6,925
After 5 years but within 10 years	664	30	—	694

Total State and County Municipals:	7,654	320	—	7,974

Others Securities due:
Less than 1 year	47	1	—	48
After 1 year but within 5 years	4,881	—	(97)	4,784
After 5 years but within 10 years	1,544	5	—	1,549
After 10 years	2,345	17	(34)	2,328
Equity Securities	12	1,124	—	1,136

Total Other Securities	8,829	1,147	(131)	9,845

Total Available for Sale	$25,475	$1,467	$(251)	$26,691

HELD TO MATURITY At December 31, 2004:

State and County Municipals due:
After 1 year but within 5 years	$385	$3	$—	$388

Total State and County Municipals:	385	3	—	388

Total held to maturity	$385	$3	$—	$388

Sales and calls of securities available for sale for the year ended December 31, 2004 resulted in insignificant realized gains. Sales and calls of securities available for sale for the year ended December 31, 2003 resulted in insignificant realized losses.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. The mortgage-backed securities may mature earlier because of principal prepayments.

Investment securities having an aggregate par value of $28.6 million and $16.1 million at December 31, 2005 and 2004, respectively, were pledged as collateral to secure public funds on deposit and for other purposes as required by law.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

3. LOANS

Loans are made primarily to customers in the Company’s market area. Loans at December 31, 2005 and 2004, classified by type, are as follows:

dollars in thousands	2005	2004
Real estate-construction	$21,109	$14,937
Real estate-mortgage	138,207	141,091
Commercial, financial and agricultural	4,060	7,241
Consumer	5,125	6,017
All other loans	147	7

Less: Deferred origination fees, net	499	618

Total loans, net of deferred fees	$168,149	$168,675

Nonperforming asset at December 31, 2005 and 2004 are as follows:
Non-accrual loans	4,678	1,546
Loan 90 days or more and still accruing interest	559	2,089
Foreclosed properties	544	509

Total nonperforming assets	$5,781	$4,144

Restructured loans at December 31, 2005 and 2004 totaled approximately $0 and $0.05 million, respectively. If interest income on non-accrual loans had been accrued, such income would have been $0.11 million, $.07 million and $.04 million in 2005, 2004 and 2003, respectively. These amounts are not included in income.

In 2005, the Bank had no loan sales. In 2004 and 2003, the Bank sold residential real estate mortgage loans of $3.3 million and $8.3 million, respectively. The Bank realized gains on the loan sales of $0.11 million and $.08 million in 2004 and 2003, respectively. Realized gains on the sale of mortgage loans are included in Other Income in the Company’s Consolidated Statements of Income for 2004 and 2003.

Qualifying first mortgage loans collateralize Federal Home Loan Bank (“FHLB”) advances. The Bank’s retail, commercial and real estate loans in North Carolina create a significant geographic concentration.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of business with several of its directors, officers and their associates on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with others in the normal course of business. Those transactions do not involve more than the normal risk of collectibility nor do they present any unfavorable features. The aggregate amount of loans outstanding to such related parties at December 31, 2005 and 2004 were approximately $3.9 million and $3.9 million, respectively. Amounts available to borrow on existing lines of credit were lines of credit were $2.2 million and $.14 million at December 31, 2005 and 2004, respectively. New loans to such parties totaled approximately $0.7 million exclusive of advances on existing lines of credit while payments totaled approximately $0.7 million during 2005 exclusive of payments on existing lines of credit.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

4. ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31, 2005, 2004, and 2003 are as follows:

dollars in thousands	2005	2004	2003
Balance at beginning of year	$2,512	$2,276	$2,022

Loans charged off:
Real estate	190	174	16
Commercial, financial and agricultural	13	67	87
Credit cards and related plans	17	30	47
Installment loans to individuals	22	76	129
Demand deposit overdraft program	78	—	—

Total charge-offs	$320	$347	$279

Recoveries of loan previously charged off:
Real estate	5	88	—
Commercial, financial agricultural	—	4	15
Credit cards and related plans	7	8	4
Installment loans to individuals	49	18	14
Demand deposit overdraft program	13	—	—

Total recoveries	$74	$118	$33

Net charge-offs	246	229	246

Additions charged to operations	655	465	500

Balance at end of year	$2,921	$2,512	$2,276

Ratio of net charge-offs during the year to average loans outstanding during the year	0.15%	0.14%	0.17%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

At December 31, 2005 and 2004, the recorded investment in loans that are considered to be impaired, including accrued interest, was $3.6 million (all of which is on a non-accrual basis) and $2.2 million ($.48 million of which is on a non-accrual basis), respectively. The related allowance for loan losses for these loans was $.53 million and $.34 million at December 31, 2005 and 2004, respectively. The allowance for impaired loans increased $.02 million or 55.9%, while the total investment in impaired loans increased $63.9%. For the years ended December 31, 2005, 2004 and 2003, the Bank recognized interest income of $0.244 million, $0.145 million, and $.02 million, respectively, on those impaired loans.

5. PREMISES AND EQUIPMENT

The Bank owns a parcel of land in Raleigh, NC that was purchased with the intent of constructing a banking facility. This parcel was classified as land and grouped with premises and equipment in 2003. In 2004, the Bank reclassified this parcel of land to assets held for sale at a carrying value of $0.6 million. This land held for sale was not sold in 2005 and still has a carrying value of $0.6 million.

Summaries of premises and equipment at December 31, 2005 and 2004.

dollars in thousands	Cost	Accumulated Depreciation	Premises and Equipment, Net
At December 31, 2005
Land	$763	$—	$763
Building	6,417	2,424	3,993
Leasehold improvements	275	170	105
Furniture, equipment and vehicles	4,542	3,369	1,173

Total	$11,997	$5,963	$6,034

At December 31, 2004
Land	$286	$—	$286
Building	6,845	2,310	4,535
Leasehold improvements	275	157	118
Furniture, equipment and vehicles	4,441	3,184	1,257

Total	$11,847	$5,651	$6,196

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

6. OTHER INCOME AND EXPENSES

For the years ended December 31, 2005, 2004, and 2003, items included in service charges on deposit accounts and other expenses that exceeded 2% of total revenues are set forth below.

dollars in thousands	2005	2004	2003
Items included in service charges on deposit accounts
Fees from demand deposit overdrafts	$1,016	$600	$640
DDA Activity Service Charge	356	467	515
Miscellaneous	120	615	150

Items included in other expenses
Accounting	503	321	118
Consultants	458	236	74
Data Processing	414	445	442

7. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2005, 2004, and 2003 follows:

dollars in thousands	2005	2004	2003
Income tax provision
Current	$61	$777	$464
Deferred	123	(175)	9

Total	$184	$602	$473

A reconciliation of reported income tax expense for the years ended December 31, 2005, 2004 and 2003 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

dollars in thousands	2005	2004	2003
Tax provision at statutory rate	$325	$592	$599
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(126)	(128)	(139)
State income taxes net of fedral tax benefit	29	91	47
Cash surrender value of life insurance	(62)	(108)	(85)
Other	18	155	51

	$184	$602	$473

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31, 2005
dollars in thousands	Assets	Liabilities	Total
Accrued pension expense	$310	$—	$310
Additional minimum pension liability	173	—	173
Deferred loan fees	169	—	169
Excess book over tax bad debt expense	864	—	864
Excess tax over book depreciation	—	(483)	(483)
Unrealized gains on securities available for sale	—	(98)	(98)
Other, net	69	—	69

Total	$1,585	$(581)	$1,004

	December 31, 2004
dollars in thousands	Assets	Liabilities	Total
Accrued pension expense	$362	$—	$362
Additional minimum pension liability	261	—	261
Deferred loan fees	210	—	210
Excess book over tax bad debt expense	725	—	725
Excess tax over book depreciation	—	(312)	(312)
Unrealized gains on securities available for sale	—	(413)	(413)
Other, net	69	(3)	66

Total	$1,627	$(728)	$899

The net deferred tax asset is included in “other assets” on the balance sheet.

Management believes it is more likely than not that, the deferred tax assets will be realized and, therefore, has provided no valuation allowance.

Changes in deferred taxes of $0.32 million, $0.04 million and $0.1 million related to unrealized gains and losses on securities available for sale during 2005, 2004 and 2003, respectively, were allocated to comprehensive income.

Changes in deferred taxes of $.09 million, $.09 million, and $.04 million related to additional minimum pension liability that were allocated to comprehensive income.

8. STOCK OPTIONS

Stock Option Plan—The Company has a stock option plan (the “Option Plan”) under which the Company may grant options to selected officers of the Company and the Bank for up to 171,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options vest over 5 years based on years of service and become 100% vested at either age 55, with 30 years of service, or at age 65.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Due to early retirement of the former Chief Executive Officer and the resignation of the former Chief Financial Officer, 54,000 incentive stock options were forfeited in accordance with the terms of the stock option plan. A summary of the status of the Company’s incentive stock option plans at December 31, 2005, 2004, and 2003 and changes during the years then ended are presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	110,400	$7.84	110,400	$7.84	110,400	$7.84
Expired, forfeited or canceled	54,000	$7.84	—	—	—	—

Outstanding at end of year	56,400	$7.84	110,400	$7.84	110,400	$7.84

Options exercisable at end of year	56,400	$7.84	110,400	$7.84	95,000	$7.84

The exercise price and weighted average characteristics of outstanding stock options at December 31, 2005 are as follow:

Exercise Price	Shares Outstanding and Exercisable at December 31, 2005	Weighted Average Remaining Contractual Life (years)
7.84	56,480	3.99

9. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined-benefit cash balance pension plan (the “Plan”), covering all employees who qualify under length of service and other requirements. Under the Plan, retirement benefits are based on years of service and average earnings.

The Bank’s funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Bank may determine to be appropriate. Contributions totaled $0.23 million, $0.11 million and $0.26 million for the years ended December 31, 2005, 2004 and 2003, respectively. Contributions are expected to be approximately $.43 million for the year ended December 31, 2006. The measurement date for the Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

An unrestricted lump sum distribution of retirement benefits was inadvertently paid out of the “M&F Bancorp, Inc.” Cash Balance Plan (the “Qualified Plan”) to a former highly compensated employee (“HCE”) during the quarter ending June 30, 2005. The lump sum payment to the former HCE should have been made as a restricted lump sum payment under the terms of the Plan. Several alternative methods were available to correct this error. The Company evaluated these alternatives as well as the associated liability to the benefit plan and the Company took corrective action by pledging specific government securities to the Plan. This action has occurred prior to the filing of this report. The only cost related to this action is the cost of maintaining a security escrow account. The financial impact of this corrective action does not have a material effect on the financial condition of the Company.

The market-related value of Plan assets is equal to the fair value.

The Plan’s assets are invested in a diversified portfolio of equities and fixed income securities. Several money managers are each responsible for investing a portion of Plan assets according to their respective areas of specialty. The specific investment strategy adopted by the Plan is called the Long Term Growth of Capital strategy, which attempts to achieve long-term growth of capital with little concern for current income. The target range of allocation percentages for each major category of plan assets is as follows: U.S. equities (66%) Non-U.S. Equities (7%) and fixed income (27%).

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The Company’s weighted average asset allocations at December 31, 2005 and 2004, by asset category, are as follows:

	Plan Assets At December 31
Asset Category	2005	2004
Equity securities	69.6%	0.0%
Debt securities	24.7%	0.0%
Real estate	1.7%	0.0%
Scudder Flag Fund	0.0%	100.0%
All other assets	4.0%	0.0%

	100.0%	100.0%

The expected long-term rates of return on plan assets were determined by considering long-term historical returns for the Plan and long-term projected returns based on the Plans’ target asset allocations.

The following sets forth the Plan’s funded status and amounts recognized in the balance sheets at December 31, 2005 and 2004.

Retirement Plan

dollars in thousands	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$4,152	$3,784
Service cost	99	96
Interest cost	219	222
Amendments		(20)
Actuarial (gain) loss	(82)	178
Benefits and expenses paid	(230)	(108)

Benefit obligation at end of year	4,158	4,152

Change in plan assets:
Fair value of plan assets at beginning of year	3,669	3,372
Actual return on plan assets	122	297
Employer contribution	230	108
Benefits and expenses paid	(230)	(108)

Fair value of plan assets at year end	3,791	3,669

Funded status	(366)	(483)
Unrecognized net actuarial loss	719	662
Unrecognized prior service cost	(50)	(80)

Accrued liability	303	99

Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	(106)	(400)
Accumulated other comprehensive income	409	499

Net amounts recognized	$303	$99

	2005	2004	2003
Weighted average assumptions as of December 31:
Discount rate	5.50%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	6.00%	6.00%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Net periodic pension cost for the Plan for the years ended December 31, 2005, 2004, and 2003 includes the following:

dollars in thousands	2005	2004	2003
Service costs	$100	95	74
Interest cost	219	222	215
Expected return on Plan assets	(279)	(266)	(195)
Amortization of prior service cost	(13)	(8)	33

Net periodic pension cost	$27	$43	$127

The expected payments for this plan for each of the next five years and combined for years six through ten are as follows:

dollars in thousands
Estimated Benefit Payments for the Year Ending December 31, 2006	$432
Estimated Benefit Payments for the Year Ending December 31, 2007	$247
Estimated Benefit Payments for the Year Ending December 31, 2008	$279
Estimated Benefit Payments for the Year Ending December 31, 2009	$306
Estimated Benefit Payments for the Year Ending December 31, 2010	$332
Estimated Benefit Payments for the Years Ending December 31, 2011-2015	$1,354

The accrued liability of $.10 million and $.4 million at December 31, 2005 and 2004, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. The Plan has accumulated benefit obligations of $3.9 million and $4.1 million at December 31, 2005 and 2004, respectively.

The Bank sponsors a nonqualified SERP. The SERP, which is unfunded, provides certain individuals’ pension benefits, outside the Bank’s noncontributory defined-benefit cash balance pension plan, based on average earnings, years of service and age at retirement. The Bank has purchased bank owned life insurance (BOLI) in the aggregate amount of approximately $13.0 million face value and $5.1 million cash value as of December 31, 2005, covering all the participants in the SERP, with the Bank and each participant as 50% beneficiary. Contributions totaled $.066 million, $.031 million and $.031 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Bank intends to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the bank’s sole discretion, to fund the benefits payable under the SERP. During 2005, 2004, and 2003, the cash value of the Bank owned life insurance increased $0.18 million, $0.21 million, and $0.25 million, respectively. The cash value of these policies at December 31, 2005, 2004, and 2003 was $5.1 million, $4.9 million, and $4.7 million, respectively.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Executive Retirement Plan

dollars in thousands	2005	2004
Change in benefit obligations:
Benefit obligation at beginning of year	$2,298	$1,798
Service cost	57	63
Interest cost	130	123
Special termination benefits	89	—
Curtailments-2006 retirement	63	—
Actuarial (gain) loss	(455)	345
Benefits and expenses paid	(66)	(31)

Benefit obligation at end of year	2,116	2,298

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contribution	66	31
Benefits and expenses paid	(66)	(31)

Fair value of plan assets at year end	—	—

Funded Status	(2,116)	(2,299)
Unrecognized net actuarial (gain) loss	102	592
Unrecognized prior service cost	28	542

Accrued Liability	(1,986)	(1,165)

Amounts Recognized in the consolidated balance sheet consist of:
Accrued benefit liability	(2,116)	(1,975)
Intangible asset	28	542
Accumulated other comprehensive income	102	268

Net amounts recognized	$(1,986)	$(1,165)

	2005	2004	2003
Weighted average assumptions as of December 31:
Discount rate	5.50%	5.75%	5.75%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	6.00%	6.00%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Net periodic pension cost for the SERP for years ended December 31, 2005, 2004, and 2003, includes the following:

	2005	2004	2003
Service cost	$57	$63	$50
Interest cost	130	123	101
Amortization of prior service cost	514	109	95
Recognized net actuarial (gain) loss	34	—	—

Net periodic pension cost	$735	$295	$246

The expected payments for this plan for each of the next five years and combined for years six through ten are as follows:

dollars in thousands
Estimated Benefit Payments for the Year Ending December 31, 2006	$137
Estimated Benefit Payments for the Year Ending December 31, 2007	$153
Estimated Benefit Payments for the Year Ending December 31, 2008	$152
Estimated Benefit Payments for the Year Ending December 31, 2009	$151
Estimated Benefit Payments for the Year Ending December 31, 2010	$149
Estimated Benefit Payments for the Years Ending December 31, 2011-2015	$723

The accrued liability for SERP of $2.1 million and $2.0 million at December 31, 2005 and 2004, respectively, is included in accrued expenses and other liabilities in the consolidated balance sheets. The SERP has accumulated benefits obligations of $2.0 million and $2.0 million at December 31, 2005 and 2004, respectively. The Company expects contributions to be approximately $.14 million for the year ended December 31, 2006.

In 2005, the Company recorded special termination benefits of $0.89 million related to a benefit improvement for a retiring executive. In 2005, the Company also recorded an expense of $0.06 million related to the termination of an executive and the announced early retirement of another executive.

401(k) Plan—The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary and employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of employee contributions up to 6% of each employee’s compensation. The Bank’s contributions to the 401(k) plan were $0.12 million, $0.18 million and for $0.16 million for 2005, 2004 and 2003, respectively.

Deferred Compensation Plan—The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, provides for certain management employees to defer compensation in order to provide retirement and death benefits on behalf of such employees. The plan allows certain management employees to receive the balance of the 6% Bank match on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2005 and 2004, the amount of the deferred compensation plan liability was $0.6 million and $0.5 million, respectively.

Post Retirement Benefits—The Company provides certain post retirement benefits to specified executive officers. At December 31, 2005 and 2004, the amount of the liability for these benefits was approximately $.16 million and $0.09 million, respectively. The Company recognized expense related to the post retirement benefits of $0.07 million and $0.09 million for the years ended December 31, 2005 and 2004, respectively.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

10. LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. However, certain leases require increased rentals under cost-of-living escalation clauses.

Year	Payments
dollars in thousands
2006	$97
2007	71
2008	34
2009	24
2010	19
2011 and thereafter	241

Total	$486

Rent expense for all operating leases amounted to approximately $0.12 million, $0.12 million, and $0.14 million in 2005, 2004, and 2003, respectively.

11. OTHER BORROWINGS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first mortgage loans. The Bank also periodically borrows funds on an overnight basis via advances from the Federal Reserve and the purchase of federal funds.

The Bank has the availability of additional borrowings of approximately $11.9 million from the FHLB, as of December 31, 2005. The Bank also has available a line of credit approximately $4.5 million established at the Federal Reserve.

dollars in thousands	2005	2004
Federal Home Loan Bank borrowings:
Balance at end of year	$17,614	$16,802
Weighted average interest rate at end of year	4.48%	4.69%
Maximum amount outstanding at any month-end during the year	$17,638	$16,802
Average daily balance outstanding during the year	$17,348	$12,229
Average annual interest rate paid during the year	4.64%	5.05%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

12. MATURITIES OF TIME DEPOSITS

Principal maturities of the Bank’s time deposits as of December 31, 2005 areas follow:

Year	Maturities
dollar in thousands
2006	$68,037
2007	11,375
2008	1,284
2009	534
2010	310

Total	$81,540

13. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or the contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. No stock options were antidilutive in 2005, 2004, and 2003. The following table displays the EPS reconciliation for the years ended December 31, 2005, 2004, and 2003.

dollars in thousands, except per share amounts	2005	2004	2003
BASIC EARNINGS PER SHARE
Net income	$772	$1,139	$1,275

Divide by: Weighted average shares outstanding	1,686	1,686	1,686

Basic earnings per share	$0.46	$0.68	$0.76

DILUTED EARNINGS PER SHARE
Net income	$772	$1,139	$1,275

Divide by: Weighted average shares outstanding	1,686	1,686	1,686
Potentially dilutive effect of stock options	40	32	6

	1,726	1,718	1,692

Diluted earnings per share	$0.45	$0.66	$0.75

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

14. REGULATION AND REGULATORY RESTRICTIONS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and the possibility of additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

The primary source of funds for the payment of dividends by the Company is dividends received from the Bank. The Bank, as a North Carolina banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. As of December 31, 2005, the Bank had undivided profits, as defined, of $14.6 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification received from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

The Company’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital to risk weighted assets	$22,999	12.17%	$15,118	8.00%	$18,897	10.00%
Tier I capital to risk weighted assets	20,450	10.82%	7,559	4.00%	11,338	6.00%
Tier I capital to average assets	20,450	8.22%	9,949	4.00%	12,436	5.00%

dollars in thousands
As of December 31, 2004
Total capital to risk weighted assets	$22,543	12.00%	$15,032	8.00%	$18,790	10.00%
Tier I capital to risk weighted assets	19,686	10.48%	7,516	4.00%	11,274	6.00%
Tier I capital to average assets	19,686	8.54%	9,226	4.00%	11,532	5.00%

The Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks completed an examination during 2005. As a result of this examination, the Bank agreed to, among other things, to improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continue to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for M&F Bancorp, Inc. (parent company only) as follows:

	December 31,
dollars in thousands	2005	2004
Condensed Balance Sheets Assets:
Cash on deposit with bank subsidiary	$75	$699
Investment in subsidiary bank at equity	20,190	19,524
Other assets	223	198

Total	$20,488	$20,421

Liabilities and Shareholders’ Equity:
Other liabilities	$157	$81
Shareholders’ equity	20,331	20,340

Total	$20,488	$20,421

	For the years Ended December 31,
dollars in thousands	2005	2004	2003
Condensed Results of Operations
Dividends	$150	$715	$549
Earnings retained	1,109	943	1,012
Income (expenses), net	(487)	(519)	(286)

Net income	$772	$1,139	$1,275

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (continued)

	For the Years Ended December 31,
dollars in thousands	2005	2004	2003
Condensed Cash Flow

Cash Flows from operating activities:
Net income	$772	$1,139	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiary	(1,109)	(943)	(1,012)
Decrease (increase) in other assets	(26)	(80)	70
Increase (decrease) in other liabilities	76	(3)	8

Net cash (used in) provided by operating activities	(287)	113	341

Cash flows used in financing activities-dividends paid	(337)	(329)	(303)

Net increase (decrease) in cash	(624)	(216)	38

Cash at beginning of year	699	915	877

Cash at end of year	$75	$699	$915

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

16. COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the balance sheet. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the counter parties. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding at December 31, 2005.

Financial instruments whose contract amounts represent credit risk at December 31, 2005 are commitments to extend credit (including availability of lines of credit) — $29.6 million, and standby letters of credit and financial guarantees written — $3.6 million. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding at December 31, 2005 are summarized in the following table:

	2005		2004
dollars in thousands	Amount	Rate	Amount	Rate
Real estate-construction (fixed)	$1,844	5.00%-8.50%	$437	5.00%-8.25%
Real estate-construction (variable)	11,446	6.25%-16.00%	18,435	4.00%-16.00%
Real estate-mortgage (fixed)	992	6.00%-8.00%	1,490	5.75%-8.25%
Real estate-mortgage (variable)	1,731	5.75%-16.00%	5,511	5.00%-16.00%
Commercial, financial, agricultural (fixed)	405	5.50%-7.35%	323	4.25%-7.35%
Commercial, financial, agricultural (variable)	12,460	4.73%-18.00%	13,986	4.00%-18.00%
Consumers (fixed)	318	9.00%-18.00%	355	9.00%-18.00%
Consumers (variable)	442	5.50%-18.00%	526	5.50%-18.00%

Total	$29,638		$41,063

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The material effect on the estimated fair value amounts.

The book values of cash and due from banks, interest-bearing deposits, accrued interest receivable, accrued interest payable and other liabilities are considered equal to fair values as a result of the short-term nature of these items. The fair values of marketable securities is based on quoted market prices, dealer quotes and priced obtained from independent pricing services. The fair value of loans, time deposits, and other borrowings is estimated based on present values using applicable risk-adjusted spreads to the U.S, Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

No adjustment was made to the entry-value interest rates for changes in credit of loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the loan portfolio for which there are no know credit concerns, result in a fair valuation of such loans on an entry-value basis.

Demand deposits are shown at face value.

	December 31, 2005		December 31, 2004
dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$32,597	$32,597	$19,668	$19,668
Marketable securities	32,365	32,365	28,548	28,551
Loans net of allowance for loan losses	165,228	163,018	166,163	169,467

Liabilities:
Deposits	203,752	203,539	189,059	189,449
Other borrowings	17,614	17,235	16,802	17,274

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	—	29,638	—	41,063
Standby letters of credit	—	3,583	—	3,600

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2005 AND 2004

dollars in thousands, except per share data	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2005
Interest income	$3,201	$3,238	$3,497	$3,617
Interest expense	939	975	1,100	1,238

Net interest income	2,262	2,263	2,397	2,379
Provision for loan losses	233	99	30	293

Net interest income after provision for loan losses	2,029	2,164	2,367	2,086
Other income	522	658	686	1,119
Other expense	2,583	2,442	2,461	3,189

Income before income taxes	(32)	380	592	16
Income taxes	(16)	90	184	(74)

Net income (loss)	$(16)	$290	$408	$90

Net income (loss) per share
Basic	$(0.01)	$0.17	$0.24	$0.05
Diluted	$(0.01)	$0.17	$0.23	$0.05
Average shares outstanding
Basic	1,686	1,686	1,686	1,686
Diluted	1,686	1,745	1,742	1,706

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2004
Interest income	$2,969	$3,027	$3,142	$3,498
Interest expense	762	741	815	880

Net interest income	2,207	2,286	2,327	2,618
Provision for loan losses	106	120	119	120

Net interest income after provision for loan losses	2,101	2,166	2,208	2,498
Other income	531	554	1,104	570
Other expense	2,118	2,404	2,424	3,045

Income before income taxes	514	316	888	23
Income taxes	138	77	261	126

Net income (loss)	$376	$239	$627	$(103)

Net income (loss) per share
Basic	$0.23	$0.14	$0.37	$(0.06)
Diluted	$0.22	$0.14	$0.37	$(0.06)
Average shares outstanding
Basic	1,686	1,686	1,686	1,686
Diluted	1,712	1,730	1,730	1,736

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Directors and Executive Officers - The information required by this Item regarding directors and executive officers of the Company is set forth in the Proxy Statement under the sections captioned “Proposal 1 – Election of Directors – Nominees for Election at this Annual Meeting” and “Executive Officers”, which sections are incorporated herein by reference. The information required by this Item regarding the Company’s audit committee and procedures by which stockholders may recommend nominees to the Company’s Board of Directors is set forth in the Proxy Statement under the section captioned “The Board of Directors and Its Committees”, which section is incorporated herein by reference.

(b) Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Proxy Statement, under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance”, which section is incorporated herein by reference.

(c) Audit Committee Financial Expert - The Board of Directors has determined that Genevia Gee Fulbright, Chairperson of the Audit Committee, Maceo K. Sloan and Willie T. Closs, Jr. qualify as “audit committee financial experts” and are “independent” as defined under applicable SEC and NASD rules and regulations.

(d) Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics for Principal Executive and Senior Financial Professionals adopted by the Board of Directors is available on “Investor Information” page of the Company’s website at www.mfbonline.com. In addition, the Bank has a Code of Ethics applicable to all of its officers and employees.

In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Board of Directors and Its Committees – How Are Directors Compensated?” and “Executive Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the section captioned “Stock Ownership” of the Proxy Statement and “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the section captioned “Executive Compensation – Indebtedness of and Transactions with Management” in the Proxy Statement, which section is incorporated herein by reference.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 13.	EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002 filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000 filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Employment Agreement between Mechanics and Farmers Bank and Lee Johnson, Jr. incorporated by reference to Exhibit 10 to the Form 10-QSB for the quarter ended September 30, 2000 filed with the SEC on November 9, 2000.

Exhibit (10)(b)	Retention Bonus Agreement between Mechanics and Farmers Bank and Fohliette Becote incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(c)	Retention Bonus Agreement between Mechanics and Farmers Bank and Walter D. Harrington incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(d)	Retention Bonus Agreement between Mechanics and Farmers Bank and Harold G. Sellers incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(e)	Retention Bonus Agreement between Mechanics and Farmers Bank and Elaine Small incorporated by reference to Exhibit 10.03 to the Form 10-QSB for the quarter ended September 30, 1999 filed with the SEC on November 12, 1999.

Exhibit (10)(f)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004.

Exhibit (10)(g)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(h)	2004 President and CEO Incentive Compensation Program incorporated by reference to Exhibit 10.03(h) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Exhibit No.	Exhibit Description

Exhibit (10)(i)	2004 Executive Incentive Compensation Program incorporated by reference to Exhibit 10.03(i) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(j)	2004 City Executives Incentive Compensation Program incorporated by reference to Exhibit 10.03(j) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(k)	2004 Loan Production Incentive Compensation Program incorporated by reference to Exhibit 10(k) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(l)	2004 Incentive Compensation Program – Branch Customer Service Plan incorporated by reference to Exhibit 10(l) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(m)	2004 Corporate Support and Tellers Incentive Compensation Program incorporated by reference to Exhibit 10(m) to the Form 10-KSB for the year ended December 31, 2004 filed with the SEC on March 31, 2005.

Exhibit (10)(n)	Employment Agreement dated May 9, 2005 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005

Exhibit (10)(o)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005 filed with the SEC on May 16, 2005.

Exhibit (10)(p)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Ethel M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005 filed with the SEC on May 16, 2005.

Exhibit (10)(q)	First Amendment Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on September 27, 2005.

Exhibit (16)	Letter on Change of Registrant’s Certifying Accountant, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on March 27, 2006.

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)	Consent of Deloitte & Touche LLP.

Exhibit (31.1)	Certification of Ronald Wiley.

Exhibit (31.2)	Certification of Allan Sturges.

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditor” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 31, 2006	By:	/s/ Ronald Wiley
Ronald Wiley
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald Wiley Ronald Wiley	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Allan Sturges Allan Sturges	Acting Chief Financial Officer (Acting Principal Financial and Principal Accounting Officer)	March 31, 2006

/s/ Willie T. Closs, Jr. Willie T. Closs, Jr.	Director	March 31, 2006

/s/ Genevia G. Fulbright Genevia G. Fulbright	Director	March 31, 2006

/s/ Joseph M. Sansom Joseph M. Sansom	Director	March 31, 2006

/s/ Maceo K. Sloan Maceo K. Sloan	Director	March 31, 2006

/s/ Aaron L. Spaulding Aaron L. Spaulding	Director	March 31, 2006

M&F BANCORP, INCORPORATED AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000.

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc.

Exhibit (23)	Consent of Deloitte & Touche LLP.

Exhibit (31.1)	Certification of Ronald Wiley

Exhibit (31.2)	Certification of Allan Sturges

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.