Form 10QSB
period 2006-03-31
M&F BANCORP INC /NC/
filed 2006-05-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 0-27307

M&F BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

North Carolina	56-1980549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd., Durham, NC 27707-2800

(Address of Principal Executive Offices)

(919) 683-1521

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

Outstanding at May 12, 2006

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

M&F BANCORP, INC. AND SUBSIDIARY

i

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
ASSETS

Cash and amounts due from banks	$6,561	$4,059
Interest-earning deposits in other banks	22,027	28,538

Total cash and cash equivalents	28,588	32,597

Investment securities available for sale at fair value	29,898	30,646
Investment securities held to maturity (market values of $0 and $190 as of March 31, 2006 and December 31, 2005, respectively)	—	190
FHLB stock, at cost	1,286	1,252

Loans	165,927	168,149
Allowances for loan losses	(2,679)	(2,921)

Loans, net	163,248	165,228

Land available for sale	590	590
Interest receivable	1,320	1,212
Cash surrender value of bank-owned life insurance	5,150	5,105
Premises and equipment, net	5,944	6,034
Other assets	3,079	2,961

TOTAL ASSETS	$239,103	$245,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Non-interest-bearing deposits	$37,573	$30,005
Interest-bearing deposits	159,061	173,747

Total deposits	196,634	203,752

Other borrowings	17,602	17,614
Other liabilities	3,997	4,118

Total liabilities	218,233	225,484

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,685,646	5,901	5,901
Retained earnings	15,162	14,578
Accumulated other comprehensive loss	(193)	(148)

Total shareholders’ equity	20,870	20,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$239,103	$245,815

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest income:
Interest and fees on loans	$3,098	$2,882
Interest and dividends on investment securities	322	221
Other interest income	336	98

Total interest income	3,756	3,201

Interest expense:
Interest on deposits	1,006	726
Interest on borrowings	198	213

Total interest expense	1,204	939

Net interest income	2,552	2,262
Less provisions for loan losses	(201)	233

Net interest income after provisions for loan losses	2,753	2,029
Non-interest income	627	522
Salaries and employee benefits expense	1,241	1,374
Other non-interest expense	1,210	1,209

Income (loss) before taxes	929	(32)
Income tax expense (benefit)	260	(16)

Net income (loss)	$669	$(16)

Earnings (loss) per common share:
Basic	$0.40	$(0.01)
Diluted	$0.39	$(0.01)

Weighted average common shares outstanding:
Basic	1,686	1,686
Diluted	1,700	1,686

Dividends per common share	$0.05	$0.05

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004
NET INCOME (LOSS)	$669	$(16)

ITEMS OF OTHER COMPREHENSIVE LOSS:
Items of other comprehensive income, before tax:
Unrealized losses on securities available for sale	(68)	(447)

Other comprehensive loss, before tax benefit	(68)	(447)
Less: Changes in deferred income taxes related to change in unrealized losses on securities available for sale	(23)	(152)
Other comprehensive loss, net of tax benefit	(45)	(295)

COMPREHENSIVE INCOME (LOSS)	$624	$(311)

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Common Stock:
As of beginning of period	$5,901	$5,901

As of March 31,	5,901	5,901

Retained Earnings:
As of beginning of period	14,577	14,143
Net income (loss)	669	(16)
Dividends	(84)	(84)

As of March 31,	15,162	14,043

Accumulated Other Comprehensive Income (Loss), Net of Deferred Income Taxes:
As of beginning of period	(148)	296
Net change in unrealized gains or losses on securities available for sale, net of deferred income taxes	(45)	(295)

As of March 31,	(193)	1

Total shareholders’ equity	$20,870	$19,945

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$669	$(16)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provisions for loan losses	(201)	233
Depreciation and amortization	84	92
Gain on sale of other real estate	(25)	—
Deferred income taxes	(24)	(33)
Deferred loan fees	(27)	69
Income taxes receivable	254	(119)
Interest receivable	(107)	(76)
Other assets	(403)	(271)
Other liabilities	(97)	(245)

Net cash provided by (used in) operating activities	123	(366)

Cash flows from investing activities:
Proceeds from maturities of investments	3,190	195
Proceeds from principal collections of investment securities	189	207
Purchase of investment securities	(2,502)	—
Net decrease (increase) in loans	2,208	(136)
Purchase of premises and equipment	(3)	(58)

Net cash provided by investing activities	3,082	208

Cash flows from financing activities:
Net increase (decrease) in demand and savings deposits	(1,341)	9,499
Net decrease in certificates of deposit	(5,777)	(4,253)
Repayment of other borrowings	(12)	(7)
Cash dividends	(84)	(84)

Net cash (used in) provided by financing activities	(7,214)	5,155

Net (decrease) increase in cash and cash equivalents	(4,009)	4,997
Cash and cash equivalents as of the beginning of the period	32,597	19,668

Cash and cash equivalents as of the end of the period	$28,588	$24,665

Supplementary disclosure:
Interest paid	$1,277	$993
Income taxes paid	$—	$—

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-QSB and Regulation S-B.

The consolidated condensed financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB as of and for the year ended December 31, 2005, since they do not include all the information and footnotes required by U.S. GAAP.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated condensed financial statements. The unaudited operating results for the periods presented may not be indicative of annual results.

2. Earnings Per Share (“EPS”)

Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three months ended March 31, 2006 are included in the following table, which provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Weighted average shares	1,686	1,686
Effect of dilutive stock options	14	—

Dilutive potential average common shares	1,700	1,686

3. Investment Securities

As of March 31, 2006 and December 31, 2005, the investment securities available for sale (“AFS”) are as indicated below:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
U.S. government sponsored agencies	$14,582	$15,118
Mortgage - backed securities	3,320	3,530
Corporate bonds	4,099	4,092
Obligations of states and political subdivisions	7,461	7,501
Marketable equity securities	436	405

Total investment securities, AFS	$29,898	$30,646

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

As of March 31, 2006 and December 31, 2005, the investment securities held to maturity (“HTM”) are as indicated below:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Obligations of states and political subdivisions, HTM	$—	$190

4. Loans

The composition of the loan portfolio as of March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Commercial and industrial	$5,581	$4,060
Real estate - mortgage	134,340	138,207
Construction and development	20,896	21,109
Installment to individuals	5,436	5,125
All other	146	147

Subtotal	166,399	168,648
Less deferred loan fees	472	499

Total loans	$165,927	$168,149

5. Deposits

The following table presents the composition of deposits as of March 31, 2006 and December 31, 2005 (non-interest bearing Christmas Club account included in savings accounts):

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Demand deposits	$37,454	$29,948
Savings accounts	49,134	56,555
NOW accounts	22,640	23,614
Money market accounts	11,147	11,599
Certificates of deposit	76,259	82,036

Total deposits	$196,634	$203,752

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

6. Other Borrowings

Other borrowings as of March 31, 2006 and December 31, 2005 consist of the following:

	Rate	March 31, 2006	December 31, 2005
		(Dollars in thousands)
Other borrowings due on December 10, 2007	3.59%	$2,000	$2,000
Other borrowings due on October 8, 2008	4.60%	10,000	10,000
Other borrowings due on December 8, 2009	4.02%	3,000	3,000
Other borrowings due on July 16, 2018	7.26%	1,765	1,773
Other borrowings due on May 20, 2020	0.50%	837	841

Total other borrowings		$17,602	$17,614

7. Common Stock Dividends

On March 21, 2006, the Board of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on April 6, 2006, payable on April 13, 2006. The dividend reduced shareholders equity by approximately $.084 million.

8. Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation” using the modified prospective application as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding generated in connection with the exercised of options at the date of adoption. All stock options were fully vested as of March 31, 2006 and December 31, 2005.

SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits generated in connection with the exercise of options be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

Prior to the adoption of SFAS No. 123(R), the Company used the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and thus recognized no compensation expense for options granted as exercise prices were equal to the fair market value of the Company’s common stock on the date of grant.

The Company estimates an option value at $1.09. In order to compute its estimation of compensation expense associated with the fair value method using the Black-Scholes Model, the following assumptions were used: a) risk-free rate: 5.50%; b) average expected term (years): 5.00; c) expected volatility: 18.22%; and d) expected dividend yield: 4.76%. All outstanding options were issued at one time with one granted price and were fully vested at the beginning of 2005. Thus, no compensation cost would be applicable to the periods presented.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)
Net income (loss) as reported	$669	$(16)
Deduct - total stock based employee compensation expense determined under fair value based method for all awards, net of income taxes	—	—

Pro forma net income (loss)	$669	$(16)

Basic earnings (loss) per share:
As reported	$0.40	$(0.01)
Pro forma	$0.40	$(0.01)

Diluted earnings (loss) per share:
As reported	$0.39	$(0.01)
Pro forma	$0.39	$(0.01)

9. Commitments and Contingent Liabilities

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the consolidated condensed financial statements. As of March 31, 2006 and December 31, 2005, the Bank had outstanding loan commitments of approximately $38.2 million and $29.6 million, respectively. Commitments under standby letters of credit amounted to approximately $2.8 million and $3.6 million as of March 31, 2006 and December 31, 2005, respectively. These letters of credit represent agreements whereby the Bank commits to lend funds to customers up to a predetermined maximum amount during a certain period of time.

The Bank approves lines of credit to customers through home equity and overdraft protection loans. As of March 31, 2006 and December 31, 2005, in addition to actual advances made on such loans, the Bank’s customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of March 31, 2006 and December 31, 2005 were approximately $1.1 million.

No material losses are anticipated as a result of these transactions.

10. Accounting Pronouncements

In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” EITF Issue 03-01 provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the EITF delayed the effective date of paragraphs 10-20 of EIFT Issue 03-01. As of March 31, 2006, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated statements of operations. These investments were in U.S. Government Agencies and Municipal Securities. The cash flows are guaranteed by the issuing agency or municipality and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increase and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments in the accompanying consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

On May 30, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principles be retroactively applied as of the beginning of the first period presented as if that principle had always been used. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The addition of SFAS 154 had no effect on the accompany consolidated condensed financial statements.

11. Benefit Plans

The Company and the Bank have a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has a non-qualified supplemental unfunded excess retirement plan that provides benefits to certain current and former executives.

The components of the net periodic benefit cost for the three months ended March 31, 2006 and 2005 are as follows:

	Pension Benefits		Other Executive Retirement Benefits
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$36	$25	$2	$14
Interest cost	56	55	28	33
Expected return on plan assets	(77)	(70)	—	—
Amortization of prior service cost	(7)	(7)	1	22
Amortization of net loss	7	4	—	8

Net periodic cost	$15	$7	$31	$77

The Company provides certain post retirement benefits to specified former executive officers. As of March 31, 2006 and 2005, the amount of the liability for these benefits was approximately $.16 million and $0.13 million, respectively.

********

M&F BANCORP, INC. AND SUBSIDIARY

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three month period ended March 31, 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended March 31,
	2006	2005	% Change
		(Unaudited)
	(Dollars in thousands, except per share data)
Earnings:
Net interest income	$2,552	$2,262	12.82%
Provisions for loan losses	$(201)	$233	(186.27)%
Non-interest income	$627	$522	20.11%
Non-interest expense	$2,451	$2,583	(5.11)%
Net income (loss)	$669	$(16)	*

Net income (loss) per share:
Basic	$0.40	$(0.01)	*
Diluted	$0.38	$(0.01)	*

Average for period:
Assets	$240,984	$234,127	2.93%
Loans	$164,791	$169,958	(3.04)%
Deposits	$198,441	$192,926	2.86%
Shareholders’ equity	$20,601	$20,143	2.27%

Ratios:
Return on average assets	0.28%	(0.01)%	*
Return on average equity	3.25%	(0.08)%	*
Average equity to average assets	8.55%	8.60%	(0.58)%
Efficiency ratio	75.62%	90.92%	(16.83)%

*	These percentages are not meaningful.

Forward-Looking Statements

When used in this report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions or the negative thereof are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Bank’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans and deposits in the Bank’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. The Company wishes to advise readers that such risks and uncertainties, including the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

M&F BANCORP, INC. AND SUBSIDIARY

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The significant accounting policies of the Company are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-KSB. There follows a summary of certain of those polices.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. Three of the more critical accounting and reporting policies include the Company’s accounting for the allowances for loan losses, investment securities and periodic cost attributable to certain employees’ benefits. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and the results of operations for the reporting periods.

Allowances for Loan Losses

The allowances for loan losses are maintained at a level sufficient in the judgment of management to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which, according to a systematic process of measurement, reflects the amount which management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management determines whether a loan is uncollectible based on approved corporate loan policies. Loans determined to be classified as doubtful or loss are charged to the allowance at 50% and 100% of the principal balance remaining, respectively.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s current ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

The Board of the Bank approved a new credit classification system during 2005 to evaluate the risks inherent in the Bank’s loan portfolio. Management continues to evaluate the loan portfolio based on this new classification system. Management takes the results of that evaluation into consideration in determining future provisions to the allowance for loan losses. Management does not expect this approach will have a material impact on the financial results or on the amount included in the allowance for loan losses.

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

Large groups of smaller balance loans are collectively evaluated for impairment based on estimates of charge-off trends, expected default rates, general economic conditions and overall portfolio quality. The evaluation of collectability of the loan portfolio is inherently subjective as it requires material estimates and projections of future changes that could negatively affect a borrower’s current ability to repay, such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

M&F BANCORP, INC. AND SUBSIDIARY

Investment Securities

Non-equity securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairments. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than–temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. No declines in fair valve below cost for any individual security as of March 31, 2006 or 2005 were considered by management to be other-than-temporary.

Pension Plans

The Company and the Bank maintain a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full time employees and a supplemental non-qualified, unfunded excess retirement plan to provide benefits to a select group of highly compensated employees (the “Excess Plan”). The Excess Plan provides benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the tax law.

The benefit cost and obligation are dependent on numerous factors resulting from actual plan experience and assumptions of future experiences. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report as of and for the year ended December 31, 2005 on Form 10-KSB on file with the Securities and Exchange Commission (“SEC”) for details regarding all of the Company’s critical and significant accounting policies. Also, please refer to Note 9 to the Company’s Unaudited Consolidated Condensed Financial Statements in the report for details regarding the Company’s benefit plans.

Executive Overview

The Company generated the majority of its income in the first quarter of 2006 from traditional banking services - lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base and increasing variable rate products.

As management looks forward, there are several key challenges that the Company will face in order for the Bank to sustain levels of profitability previously achieved, including:

•	Continued improvement in operating efficiency and customer services

The Company intends to continue to maintain and implement cost contained measures throughout 2006 while at the same time enhancing and improving customer product lines.

•	Enhancing technology, especially in the areas of customer services, financial reporting and credit administration systems

The Company plans to evaluate its overall core processing systems and peripheral applications to tailor them to the needs of the its current, as well as targeted, customer base while providing its employees with the necessary resources available with the most updated information on products and services.

•	Continued improvement in asset quality and loan portfolio diversity

The Bank continues to update its loan document requirements and seeks a more diversified loan portfolio to spread interest rate and asset quality risk.

•	Continued monitoring of and improvement in capital ratios

The Company will enhance the monitoring of net interest margin, asset quality and efficiency ratio while implementing steps to more closely monitor capital ratios improvement.

M&F BANCORP, INC. AND SUBSIDIARY

The Company will continue to rely on its emphasis on quality personal services to meet these challenges. The Company has developed both long-term and short-term strategic objectives to achieve and maintain controlled profitable growth. Management will continually monitor and modify these objectives. The Company will also explore and implement expansions of certain services as it seeks to increase fee revenue.

Financial Condition

Total assets decreased 2.73% to $239.1 million as of March 31, 2006 from $245.8 million at December 31, 2005, primarily due to a $7.1 million decrease in deposits.

Loans decreased 1.31% to $165.9 million as of March 31, 2006 from $168.1 million at December 31, 2005. This decrease was primarily the result of a lower volume of loan originations. This decrease in loan originations was also accompanied by higher than expected loan pay-offs.

The investment portfolio balance as of March 31, 2006 was $29.9 million compared to $30.8 million as of December 31, 2005. One hundred percent and approximately 99.4% of the portfolio was classified as available-for-sale as of March 31, 2006 and December 31, 2005, respectively. All securities purchased during the three month periods ended March 31, 2006 and 2005 were classified as available-for-sale.

Deposits decreased 3.53% to $196.6 million as of March 31, 2006 from $203.8 million at December 31, 2005, primarily as a result of a $14.7 million decrease in interest bearing deposits.

Total shareholders’ equity increased to $20.9 million as of March 31, 2006, compared with $20.3 million at December 31, 2005. Equity increased primarily as a result of net income of $0.67 million for the three months ended March 31, 2006. Charges against equity for the three months ended March 31, 2006 represented the quarterly dividend that was declared and an increase in net unrealized investment losses as a result of rising interest rates.

Results of Operations

Net income for the three months ended March 31, 2006 increased substantially to $0.67 million compared to a loss of $.02 million for the same period in 2005. Diluted earnings (loss) per share were $0.38 and $(0.01) for the first quarters of 2006 and 2005, respectively. The approximate $0.69 million increase in net income compared to the same quarter last year was predominantly due to a $0.29 million increase in net interest income together with a $0.43 million decrease in the provision for loan losses.

The return on average assets was 0.28% and the return on average equity was 3.25% for the first quarter of 2006, compared to a loss on average assets of (0.01%) and a loss on average equity of (0.08%) for the same period last year.

Total interest income was $3.8 million for the three months ended March 31, 2006 compared to $3.2 million for the comparable period in 2005. Interest income on loans increased $.22 million primarily due to a decrease in the average loans outstanding to $164.8 million from $170.0 million for the three months ended March 31, 2006 and 2005, respectively, and an increase in yield from 6.78% to 7.52%, respectively. Interest and dividend income on securities increased 45.70% when comparing the three months ended March 31, 2006 with the same period in 2005. Total investment securities at March 31, 2006 were $29.9 million as compared to $30.8 million for the same period in the prior year. The yield on the securities portfolio for the period ended March 31, 2006 increased 91 basis points from a yield of 3.43% for the same period in 2005.

Interest expense on bank deposits increased to $1.0 million for the three months ended March 31, 2006 as compared to $.73 million for the same period in 2005. This is primarily due to multiple rate increases as a result of Federal Reserve actions throughout 2005 and continuing into 2006. The cost of interest-bearing deposits increased to 2.44% for the three months ended March 31, 2006 compared to 1.84% in March 31, 2005. During 2003, the Bank began to utilize a deposit acquisition program with Qwickrate® an institution-only, Certificate of Deposit (“CD”) listing service. CDs outstanding through this program as of March 31, 2006 were $26.2 million with an average interest rate of 4.19% compared to $17.3 million and 3.02%, respectively, as of March 31, 2005.

During the three months ended March 31, 2006, the Bank decreased its loan loss provision by $.20 million as compared to a $.23 million increase for the three months ended March 31, 2005. This is a result of a decrease of $3.3 million in non-accrual, past due, foreclosed assets and restructured loans at March 31, 2006 as compared to December 31, 2005, which is included in a table format later in this report. The provision for loan losses is the result of management’s assessment of the Bank’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio, discussed above.

M&F BANCORP, INC. AND SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY YIELDS AND RATES

For the three months ended March 31,

(Dollars in thousands)

	2006			2005
	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
Assets
Loans(1)	$164,791	7.52%	$3,098	$169,958	6.78%	$2,882
Investment securities	29,701	4.34%	322	25,765	3.43%	221
Interest bearing deposits	29,867	4.50%	336	15,886	2.47%	98

Total interest-earning assets	224,359	6.70%	$3,756	211,609	6.05%	$3,201

Allowance for loan losses	(2,800)			(2,612)
Cash and due from banks	3,431			7,231
Other assets	15,994			17,899

Total assets	$240,984			$234,127

Liabilities and shareholders’ equity
Savings, NOW, and money market accounts	$86,063	1.30%	$279	$96,699	1.50%	$363
Certificates of deposit	78,589	3.70%	727	61,477	2.36%	363

Interest-bearing deposits	164,652	2.44%	1,006	158,176	1.84%	726
Borrowings	17,607	4.50%	198	16,799	5.07%	213

Total interest-bearing liabilities	182,259	2.64%	1,204	174,975	1.95%	939

Noninterest-bearing deposits	33,789			34,750
Other liabilities	4,336			4,260
Shareholders’ equity	20,601			20,143

Total liabilities and shareholders’ equity	$240,984			$234,127

Net interest income			$2,552			$2,262

Net interest rate spread(2)		4.06%			4.10%
Net interest margin		4.55%			4.28%

1.	Non-accrual loans have been included

2.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC. AND SUBSIDIARY

Non-interest income during the three months ended March 31, 2006 increased 21.21% to $.63 million from $.52 million for the same period in the prior year. This increase was due primarily to the introduction of the Bounce Protection Program in May 2005, which had no impact on results for the three months ended March 31, 2005. Non-interest expense decreased 3.85% from $2.6 million during the three months ended March 31, 2005 to $2.5 million during the three months ended March 31, 2006. Salaries and employee benefits decreased 9.7% to approximately $1.2 million during the three month period ended March 31, 2006 from approximately $1.4 million for the same period in 2005. The decrease is primarily the result of a decrease in staff size to 85 as of March 31, 2006 from 98 for the same period in 2005. Other non-interest expense remained substantially unchanged at $1.2 million for both periods ending March 31, 2006 and March 31, 2005, respectively. This category is comprised of many other operating expense accounts, the net of which represents insignificant change.

Income tax expense was approximately $0.26 million for the three months ended March 31, 2006 compared to an income tax benefit of $.02 million for same period in 2005. The effective tax for the three months ended March 31, 2006 was approximately 28.00% compared to a tax benefit of approximately 50.00% for the same period in 2005.

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowances for loan losses are calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The March 31, 2006 allowance for loan losses was $2.7 million or 1.61% of total loans outstanding compared with $2.9 million or 1.74% of total loans outstanding as of December 31, 2005. The loan loss allowance as of March 31, 2006, as a percentage of total loans, decreased based on the result of management’s assessment of the Company’s delinquency ratios, charge-off history, and the composition of loans in the portfolio as well as the impact of certain loans achieving unclassified status as of March 31, 2006. Management also considered non-performing assets and total classified assets in establishing the allowance for loan losses.

The allowances for loan losses are maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowances are increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provisions are calculated to bring the allowances to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management determines whether a loan is uncollectible based on approved corporate loan policies. Loans determined to be classified as doubtful or loss are charged to the allowance at 50% and 100% of the remaining principal balance, respectively.

The allowances for loan losses are evaluated on a regular basis by management and are based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents an analysis of the allowance for loan losses as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Balances at beginning of period	$2,921	$2,512
Allowances of acquired bank
Loans charged off:
Commercial	—	13
Real estate	—	190
Installment and others	60	117

Total charge-offs	60	320

Recoveries:
Commercial	—	—
Real estate	3	5
Installment and others	16	69

Total recoveries	19	74

Net charge-offs	(41)	(246)

Provisions for loan losses	(201)	655

Balances at end of period	$2,679	$2,921

Ratio of net charge-offs to average loans	0.02%	0.15%

Non-Performing Assets

As a result of concerns over the asset quality of the Bank’s loan portfolio raised during a 2004 Regulatory Exam, management has made certain enhancements to the Bank’s loan policies, including more closely monitoring loan documentation prior to and after loan closings, diversification of the loan portfolio, and reacting in a timelier manner to borrowers with weakened financial conditions. Each of these activities, among others, is being utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses. During the first quarter of 2006, the allowance for loan losses decreased $.24 million.

The ratio of non-performing assets to total assets is one indicator of the exposure to credit risk. Non-performing assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure. The following table provides certain information regarding non-performing assets:

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
	(Dollars in thousands)
Non-accruing loans	$1,861	$4,678
Accruing loans delinquent 90 days or more	111	559
Foreclosed assets	497	544
Restructured loans	268	—

Total non-performing assets	$2,737	$5,781

Percentage of total assets	1.14%	2.35%

M&F BANCORP, INC. AND SUBSIDIARY

Non-accruing loans decreased significantly primarily in December 31, 2005 as a result of two large real estate loans to one borrower aggregating approximately $1.5 million that were past due more than 90 days and in non-accrual status in 2005. These loans were upgraded in the first quarter of 2006. Management considers the allowance for loan losses of $2.7 million as of March 31, 2006 to be sufficient to cover the potential loan losses. Management will continue to monitor all non-accrual loan relationships to gain visibility to improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

There were $.30 million restructured loans as of March 31, 2006 and none at December 31, 2005.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Bank’s liquidity position decreased from 24.18% at December 31, 2005 to 22.62% for the period ended March 31, 2006. The liquidity ratio is defined as the sum of net cash, overnight funds, and marketable U.S. government and agency securities divided by the sum of net deposits and short-term borrowings. Management believes that core deposit activity, available borrowings from the Federal Home Loan Bank and the Federal Reserve will be adequate to meet the short- and long-term liquidity needs of the Bank.

As a result of the 2004 Regulatory Exam, the management of the Bank determined that it would more actively manage the Bank’s liquidity position by establishing target goals that can be met and maintained while at the same time providing adequate funds for both loans and withdrawals.

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

Interest-bearing liabilities and the variable rate loans are generally repriced to current market rates. The Company’s balance sheet is liability-sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as the market rates change. Because most of the Bank’s loans are fixed rate mortgages, they reprice less rapidly than rate sensitive interest-bearing deposits. In addition to the gap analysis described above, the Company uses a modeling technique which projects net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes in interest rates as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates.

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity that was reported in its 2005 Form 10-KSB.

M&F BANCORP, INC. AND SUBSIDIARY

Capital Resources

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated condensed financial statements. As of March 31, 2006 and December 31, 2005, the shareholders’ equity (“capital”) levels of the Bank are as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
March 31, 2006 (unaudited)	12.67%	11.31%	8.42%	6.00%
December 31, 2005 (audited)	12.12%	10.77%	8.16%	6.00%

a)	to risk weighted assets

b)	to average assets

The Federal Deposit Insurance Corporation and North Carolina Commissioner of Banks completed a joint exam of the Bank as of December 31, 2004 conducted in the second quarter of 2005 (the “2004 Regulatory Exam”). The final written report of examination has been received by management of the Bank and has been reviewed by its Board of Directors (the “Board”).

As a result of that examination, the Bank agreed to among other things, improving loan asset quality, underwriting and credit administration, increasing liquidity, reviewing all overhead costs, continually evaluating the allowance for loan losses due to increases in levels of classified loans and more closely monitoring capital ratios and requirements. Management has reported to the regulators and the Bank’s Board on a quarterly basis with respect to the progress of each of the specific recommendations.

Off-Balance Sheet Arrangements

The Bank has certain off-balance sheet arrangements comprised of unfunded loan commitments and letters of credit as outlined in the table below.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Total unfunded loan commitments	$38,191	$29,638
Letters of credit	$2,838	$3,583

Selected Categories Included in Unfunded Loan Commitments:

Minority bank loan program	$9,250	$10,000
Home equity lines	$1,065	$1,072
Consumer overdraft protection lines	$1,738	$1,603

********

M&F BANCORP, INC. AND SUBSIDIARY

Item 3 — Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to the Company’s financial reporting and disclosure processes and other regulatory filings and public information.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal accounting officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s financial reporting and disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

********

M&F BANCORP, INC. AND SUBSIDIARY

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

In the opinion of management, the Company is not involved in any pending legal proceedings other than routine litigation incidental to its business. The ultimate resolution of these legal proceedings is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 — Other Information

Not Applicable.

Item 6 — Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3(iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2005.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2005.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit No.	Description
Exhibit (10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit (10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(c)	2004 President and CEO Incentive Compensation Program incorporated by reference to Exhibit 10.03(h) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(d)	2004 Executive Incentive Compensation Program incorporated by reference to Exhibit 10.03(i) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(e)	2004 City Executives Incentive Compensation Program incorporated by reference to Exhibit 10.03(j) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(f)	2004 Loan Production Incentive Compensation Program incorporated by reference to Exhibit 10(k) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(g)	2004 Incentive Compensation Program – Branch Customer Service Plan incorporated by reference to Exhibit 10(l) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(h)	2004 Corporate Support and Tellers Incentive Compensation Program incorporated by reference to Exhibit 10(m) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(i)	Employment Agreement dated May 9, 2005 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005

Exhibit (10)(j)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(k)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Elaine M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(l)	First Amendment Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on September 27, 2005.

Exhibit (31.1)	Certification of Ronald Wiley

Exhibit (31.2)	Certification of Jonathan Sears Woodall

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350

M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: May 12, 2006	By:	/s/ Ronald Wiley
Ronald Wiley
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Jonathan Sears Woodall
Jonathan Sears Woodall
Chief Financial Officer