Form 10QSB
period 2006-06-30
M&F BANCORP INC /NC/
filed 2006-08-21
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Outstanding at August 21, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC. AND SUBSIDIARY

i

M & F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Cash and amounts due from banks	$4,150	$4,059
Interest-earning deposits in other banks	42,130	28,538

Total cash and cash equivalents	46,280	32,597

Investment securities-available for sale, at fair value	29,001	30,646
Investment securities-held to maturity (market values of $0 and $190 as of June 30, 2006 and December 31, 2005, respectively)	—	190
FHLB stock, at cost	1,286	1,252
Loans	161,395	168,149
Allowances for loan losses	(2,540)	(2,921)

Loans, net	158,855	165,228

Land available for sale	—	590
Interest receivable	1,236	1,212
Cash surrender value of bank-owned life insurance	4,936	5,105
Premises and equipment, net	6,129	6,034
Other assets	3,380	2,961

TOTAL ASSETS	$251,103	$245,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Noninterest-bearing deposits	$32,004	$30,005
Interest-bearing deposits	176,024	173,747

Total deposits	208,028	203,752

Other borrowings	17,862	17,614
Other liabilities	4,159	4,118

Total liabilities	230,049	225,484

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares	5,901	5,901
Retained earnings	15,453	14,578
Accumulated other comprehensive loss	(300)	(148)

Total shareholders’ equity	21,054	20,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$251,103	$245,815

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$3,115	$2,897	$6,213	$5,779
Interest and dividends on investment securities	338	220	660	441
Other interest income	354	121	690	219

Total interest income	3,807	3,238	7,563	6,439

Interest expense:
Interest on deposits	1,114	778	2,120	1,504
Interest on borrowings	200	197	398	410

Total interest expense	1,314	975	2,518	1,914

Net interest income	2,493	2,263	5,045	4,525
Provisions for loans losses	(4)	99	(205)	332

Net interest income after provisions for loan losses	2,497	2,164	5,250	4,193

Non-interest income:
Service charges	345	349	676	572
Rental income	119	169	230	231
Product fee income	40	35	76	68
Cash surrender value of life insurance	47	46	109	95
Net realized gains (losses) from disposal of investment securities	(32)	—	(32)	—
Other non-interest income	74	59	161	214

Total non-interest income	593	658	1,220	1,180

Other non-interest expense:
Salaries and employee benefits	1,256	1,263	2,497	2,637
Equipment	131	139	239	289
Occupancy	300	235	571	478
Marketing	141	70	247	135
Dues and subscriptions	130	135	173	384
Other non-interest expense	545	600	1,227	1,102

Total non-interest expense	2,503	2,442	4,954	5,025

Income before taxes	587	380	1,516	348
Income tax expense	212	90	472	74

Net income	$375	$290	$1,044	$274

Earnings per common share:
Basic	$0.22	$0.17	$0.62	$0.16
Diluted	$0.22	$0.17	$0.61	$0.16

Weighted average common shares outstanding:
Basic	1,686	1,686	1,686	1,686
Diluted	1,700	1,745	1,700	1,751

Dividends per common share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET INCOME	$375	$290	$1,044	$274

ITEMS OF OTHER COMPREHENSIVE LOSS:
Items of other comprehensive loss, before tax:
Change in unrealized (losses) gains on securities available for sale	(194)	152	(262)	(296)
Adjustment for realized losses, net	32	—	32	—

Less: Changes in deferred income tax expense (benefit) related to unrealized losses on securities available for sale	(55)	52	(78)	(101)

Other comprehensive income (loss), net of taxes	(107)	100	(152)	(195)

COMPREHENSIVE INCOME	$268	$390	$892	$79

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2004	$5,901	$14,143	$296	$20,340
Comprehensive income:
Net income	—	274	—	274
Other comprehensive loss	—	—	(195)	(195)
Dividends declared ($0.10 per share)	—	(169)	—	(169)

Balances at June 30, 2005	$5,901	$14,248	$101	$20,250

Balances at December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,044	—	1,044
Other comprehensive loss	—	—	(152)	(152)
Dividends declared ($.10 per share)	—	(169)	—	(169)

Balances at June 30, 2006	$5,901	$15,453	$(300)	$21,054

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$1,044	$274
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for loan losses	(205)	332
Depreciation and amortization	218	123
Investment (accretion) amortization, net	(23)	—
Deferred income taxes	(44)	(146)
Deferred loan fees	(51)	50
Loss on sale of available for sale securities	32	—
Gain on sale of land available for sale	(18)	—
Increase in cash surrender value of life insurance	(109)	—
Loss - impairment of other real estate owned	40	—
Changes in:
Interest receivable	(24)	53
Income taxes receivable	190	220
Other assets	(158)	(285)
Other liabilities	41	12

Net cash provided by operating activities	933	633

Cash flows from investing activities:
Proceeds from sale of debt investment securities	4,085	967
Proceeds from sale of equity investment securities	125	—
Proceeds from maturities of investment securities	4,190	—
Proceeds from principal collections of investment securities	340	—
Proceeds from disposal of land available for sale	608	—
Proceeds from surrender of key person life insurance	279	—
Purchases of debt investment securities	(7,179)	—
Net decrease in loans	6,260	1,396
Purchases of premises and equipment	(33)	(135)

Net cash provided by investing activities	8,675	2,228

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from financing activities:
Net decrease in demand and savings deposits	$(967)	$(3,201)
Net increase in certificates of deposit	5,243	782
Proceeds from borrowings	—	843
Repayments of other borrowings	(32)	(7)
Cash dividends	(169)	(169)

Net cash provided by (used in) financing activities	4,075	(1,752)

Net increase in cash and cash equivalents	13,683	1,109
Cash and cash equivalents as of the beginning of the period	32,597	19,668

Cash and cash equivalents as of the end of the period	$46,280	$20,777

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-QSB and Regulation S-B. The accompanying condensed consolidated financial statements are unaudited except for the balance sheet at December 31, 2005, which was derived from the audited consolidated financial statements as of that date.

The consolidated condensed financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB as of and for the year ended December 31, 2005, since they do not include all the information and footnotes required by U.S. GAAP.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated condensed financial statements. The unaudited operating results for the periods presented may not be indicative of annual results. Certain amounts for 2005 have been reclassified to conform with 2006 presentation.

2. Earnings Per Share (“EPS”)

Basic earnings per share computations are based upon the weighted average number of shares outstanding during each period. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three and six months ended June 30, 2006 and 2005 are included in the following table, which provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Weighted average shares	1,686	1,686	1,686	1,686
Effect of dilutive stock options	14	59	14	65

Dilutive potential average common shares	1,700	1,745	1,700	1,751

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

3. Investment Securities

The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at June 30, 2006 and December 31, 2005, are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
June 30, 2006:
Investment Securities – available for sale:
U.S. government sponsored agencies	$17,224	$—	$189	$17,035
Mortgage – backed securities	3,257	—	115	3,142
Obligations of states and political subdivisions	8,464	84	—	8,548
Marketable equity securities	4	272	—	276

Total	$28,949	$356	$304	$29,001

December 31, 2005:
Investment Securities – available for sale:
U.S. government sponsored agencies	$15,231	$—	$113	$15,118
Mortgage – backed securities	3,597	—	67	3,530
Corporate bonds	4,236	—	144	4,092
Obligations of states and political subdivisions	7,289	212	—	7,501
Marketable equity securities	11	394	—	405

Total	$30,364	$606	$324	$30,646

Investment Securities – held to maturity:
Obligations of states and political subdivisions	$190	$—	$—	$190

During the six month period ended June 30, 2006, certain available for sale (representing U.S. government sponsored agencies) and held to maturity investment securities were redeemed, resulting in proceeds of $4.000 million and $.190 million, respectively. No realized gain or loss resulted from these redemptions. No redemptions occurred during the six month period ended June 30, 2005.

During June 2006, the Bank sold certain corporate debt and equity investment securities resulting in proceeds of $4.210 million, gross realized losses of $.155 million and gross realized gain of $.123 million, respectively. The net realized loss of $32 thousand is a component of non-interest income within the accompanying consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

As of June 30, 2006 and December 31, 2005, the fair value of securities with unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
June 30, 2006:
U.S. government sponsored agencies	$4,945	$51	$12,090	$138	$17,035	$189
Mortgage – backed securities	—	—	3,142	115	3,142	115

Total	$4,945	$51	$15,232	$253	$20,177	$304

December 31, 2005:
U.S. government sponsored agencies	$6,937	$60	$8,181	$53	$15,118	$113
Mortgage – backed securities	—	—	3,530	67	3,530	67
Corporate bonds	—	—	4,092	144	4,092	144

Total	$6,937	$60	$15,803	$264	$22,740	$324

As of June 30, 2006, the Company held certain investment positions that it purchased at premiums with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated statements of operations. These investments were in U.S. government sponsored agencies and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and, therefore, it is expected that the securities would not be settled at a price less than principal balance at maturity. Because the decline in market value was caused by interest rate increase and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other-than-temporary impairment in connection with these investments in the accompanying consolidated condensed financial statements.

As of June 30, 2006, the Bank had entered into commitments to purchase certain “to be issued” agency and municipal debt securities (the “Commitments”). The aggregate par value of the Commitments was $7.445 million and the aggregate purchase price was $7.458 million. The Commitments were settled during July 2006. No such commitments existed as of December 31, 2005.

As of June 30, 2006 and December 31, 2005, the Company has pledged cash and cash equivalents and certain investment securities as collateral, as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands )
Cash and cash equivalents	$190	$—
Investment securities, at fair value	23,917	28,592

Total	$24,107	$28,592

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

The components of interest and dividend income on investment securities for the six months ended June 30, 2006 and 2005 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Taxable interest income	$56	$72	$196	$194
Non-taxable (or partial non-taxable) interest income	282	148	464	247

Total	$338	$220	$660	$441

4. Loans

The composition of the loan portfolio as of June 30, 2006 and December 31, 2005, is as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial and industrial	$5,104	$4,060
Real estate – mortgage	136,333	138,207
Construction and development	15,418	21,109
Installment to individuals	4,809	5,125
All other	179	147

Subtotal	161,843	168,648
Less deferred loan fees	448	499

Total loans	$161,395	$168,149

5. Deposits

The composition of deposits as of June 30, 2006 and December 31, 2005 (noninterest-bearing Christmas Club account included in savings accounts), is as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand deposits	$31,832	$29,948
Savings accounts	44,157	56,555
NOW accounts	25,464	23,614
Money market accounts	19,296	11,599
Certificates of deposit	87,279	82,036

Total deposits	$208,028	$203,752

M & F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

6. Other Borrowings

Other borrowings as of June 30, 2006 and December 31, 2005, consist of the following:

	Rate	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Other borrowings due on December 10, 2007	3.59%	$2,000	$2,000
Other borrowings due on October 8, 2008	4.60%	10,000	10,000
Other borrowings due on December 8, 2009	4.02%	3,000	3,000
Other borrowings due on July 16, 2018	7.56%	1,758	1,773
Other borrowings due on May 20, 2020	0.50%	832	841
Capital lease (60 months beginning April 2006)	5.72%	272	—

Total other borrowings		$17,862	$17,614

7. Common Stock Dividends

On June 21, 2006, the Board of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on July 6, 2006, payable on July 13, 2006. The dividend reduced shareholders’ equity by approximately $.084 million.

8. Share-Based Payments

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation” using the modified prospective application as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards. All stock options were fully vested prior to the effective date of SFAS 123(R) and therefore the Company had no stock based compensation to be recorded during any periods presented.

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

9. Commitments and Contingent Liabilities

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the consolidated condensed financial statements. As of June 30, 2006 and December 31, 2005, the Bank had outstanding loan commitments of approximately $22.4 million and $29.6 million, respectively. Commitments under standby letters of credit amounted to approximately $2.8 million and $3.6 million as of June 30, 2006 and December 31, 2005, respectively. These letters of credit represent agreements whereby the Bank commits to lend funds to customers up to a predetermined maximum amount during a certain period of time.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

The Bank approves lines of credit to consumer customers through home equity and consumer overdraft protection loans. As of June 30, 2006 and December 31, 2005, in addition to actual advances made on such loans, the Bank’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of June 30, 2006 and December 31, 2005 were approximately $1.1 million. Also, the available amounts on consumer overdraft protection loans were $1.6 million at June 30, 2006 and $.8 million at December 31, 2005.

No material losses are anticipated as a result of these transactions.

10. Benefit Plans

The Company and the Bank have a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has a non-qualified supplemental unfunded excess retirement plan that provides benefits to certain current and former executives.

The components of the net periodic benefit cost for the six months ended June 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Executive Retirement Benefits
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$72	$50	$4	$28
Interest cost	112	110	56	66
Expected return on plan assets	(154)	(140)	—	—
Amortization of prior service cost	(14)	(14)	2	44
Amortization of net loss	14	8	—	16

Net periodic cost	$30	$14	$62	$154

The net periodic pension cost for the three months periods ended in 2006 and 2005 for each plan was approximately one-half of the respective amounts shown above. The actuarially determined minimum required contribution for 2006 is zero.

The Company provides certain post-retirement benefits to specified former executive officers. As of June 30, 2006 and December 31, 2005, the amount of the liability for these benefits was approximately $.17 million and $.16 million, respectively.

11. Subsequent Event

Subsequent to June 30, 2006, the Bank has executed trades to purchase certain agency and municipal debt investment securities. The aggregate par value is $7.130 million and the aggregate cost is $7.137 million, excluding purchased interest receivable. These trades were settled in July and August of 2006.

12. Supplemental Cash Flows Information

Supplemental cash flows information consists of the following:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash paid for interest	$2,454	$1,925
Cash paid for income taxes, net of refunds	$282	$—

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

Non-cash Investing and Financing Activities

During April 2006, the Bank entered into a capital lease arrangement for certain office equipment. The present value of the minimum lease payments was $280. The non-cancelable term of the lease is for 60 months. The right under the capital lease is included within premises and equipment, net, and the obligation is included within other borrowings (see Note 6).

During the six months ended June 30, 2006, the Bank foreclosed on certain loans, resulting in the aggregate transfer of $369 from loans to other assets.

13. Recent Accounting Developments

On May 30, 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards) (“SFAS”) No. 154, “Accounting Changes and Error Correction” (“SFAS No. 154”), which changes the requirements for the accounting and reporting of a change in principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principles be retroactively applied as of the beginning of the first period presented as if that principle had always been used. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no effect on the accompanying consolidated condensed financial statements.

In February 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 discussed the diversity in practice regarding the accounting for a postretirement benefit associated with an endorsement split-dollar insurance arrangement, specifically whether a company should record a liability for the obligation associated with the postretirement benefit that is being provided. The FASB has requested the EITF consider transition alternatives for any consensus reached on this issue. The Company will continue to monitor this issue and will evaluate the impact, if any, on its consolidated financial position and results of operations.

In March 2006, the FASB issued an Exposure Draft, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Exposure Draft would amend the FASB Statements No. 87, 88, 106 and 132(R). The intent of the Exposure Draft is to require an employer to recognize in its statement of financial position the overfunded or underfunded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and prior service costs and credits that arise during the period. A final statement is expected in the third quarter of 2006. The Company is reviewing the Exposure Draft and evaluating the impact on its consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company is currently evaluating the impact of FIN 48. The Company will adopt this Interpretation in the first quarter of 2007.

********

M&F BANCORP, INC. AND SUBSIDIARY

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three and six month periods ended June 30, 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands , except per share data)
Earnings:
Net interest income	$2,493	$2,263	10.16%	$5,045	$4,525	11.49%
Provisions for loan losses	$(4)	$99	-104.04%	$(205)	$332	-161.75%
Non-interest income	$593	$658	-9.88%	$1,220	$1,180	3.39%
Non-interest expense	$2,503	$2,442	2.50%	$4,954	$5,025	-1.41%
Net income	$375	$290	29.31%	$1,044	$274	281.02%

Net income per share:
Basic	$0.22	$0.17	29.41%	$0.62	$0.16	287.50%
Diluted	$0.22	$0.17	29.41%	$0.61	$0.16	281.25%

Average for period:
Assets	$245,103	$232,491	5.42%	$245,340	$232,084	5.71%
Loans (gross)	$165,341	$166,822	-0.89%	$165,066	$168,390	-1.97%
Deposits	$202,192	$190,963	5.88%	$193,535	$191,245	1.20%
Shareholders’ equity	$20,962	$20,178	3.89%	$20,752	$20,097	3.26%

Ratios:
Return on average assets (annualized)	0.61%	0.58%	5.17%	0.85%	0.24%	254.17%
Return on average equity (annualized)	7.16%	5.75%	24.52%	10.06%	2.73%	268.50%
Average equity to average assets	8.55%	8.68%	-1.50%	8.46%	8.66%	-2.31%
Efficiency ratio	79.92%	82.08%	-2.63%	77.93%	86.71%	-10.13%

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The significant accounting policies of the Company are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-KSB. There follows a summary of certain of those policies.

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

The Board of the Bank approved a new credit classification policy during 2005 to evaluate the risks inherent in the Bank’s loan portfolio. Management continues to evaluate the loan portfolio based on this new classification policy. Management takes the results of that evaluation into consideration in determining future provisions to the allowance for loan losses. Management does not expect this approach will have a material impact on the financial results or on the amount included in the allowance for loan losses.

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

Large groups of smaller balance loans are collectively evaluated for impairment based on estimates of charge-off trends, expected default rates, general economic conditions and overall portfolio quality. The evaluation of collectability of the loan portfolio is inherently subjective as it requires material estimates and projections of future changes that could negatively affect a borrower’s current ability to repay. Such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

M&F BANCORP, INC. AND SUBSIDIARY

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income (loss). The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairments. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other-than–temporary result in write-downs of the individual securities to their fair value. Any related write-downs would be included in consolidated earnings as realized losses. No declines in fair value below cost for any individual security as of June 30, 2006 or 2005 were considered by management to be other-than-temporary. Also, refer to Note 3 in the “Notes to Consolidated Condensed Financial Statements” in this filing for details regarding the Company’s investment securities.

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

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report as of and for the year ended December 31, 2005 on Form 10-KSB on file with the Securities and Exchange Commission (“SEC”) for details regarding all of the Company’s critical and significant accounting policies. Also, please refer to Note 10 in the “Notes to Consolidated Condensed Financial Statements” in this filing for details regarding the Company’s benefit plans.

Executive Overview

The Company generated the majority of its income in the second quarter and the first six months of 2006 from traditional banking services - lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base and increasing variable rate products.

As management looks forward, there are several key challenges that the Company will face in order for the Bank to sustain levels of profitability previously achieved, including:

•	Continued improvement in operating efficiency and customer services

The Company intends to continue to maintain and implement cost containment measures throughout 2006 while at the same time enhancing and improving customer product lines.

•	Continued enhancement to and effectiveness of its asset/liability management process

The Company intends to focus on its deposit mix and associated cost of funds.

Increasing quality loan demand and accelerating funding of committed loans is of utmost importance.

“Gap” and balance sheet management in response to economic and market conditions are critical.

Multi-disciplinary involvement by appropriate company personnel in the key components of the asset/liability management process is necessary.

•	Enhancing technology, especially in the areas of customer services, financial reporting and credit administration systems

The Company correctly is evaluating its overall core processing systems and peripheral applications to tailor them to the needs of its current, as well as targeted, customer base while providing its employees with the necessary resources available with the most updated information on products and services.

•	Continued improvement in asset quality and loan portfolio diversity

The Bank continues to implement measures to improve asset quality and seeks a more diversified loan portfolio to spread interest rate and credit risk.

M&F BANCORP, INC. AND SUBSIDIARY

•	Continued monitoring of and improvement in capital ratios

The Company will enhance the monitoring of net interest margin, asset quality and efficiency ratio while implementing steps to more closely monitor capital ratios improvement.

The Company will continue to emphasize quality personal service to meet these challenges. The Company has developed strategic objectives to achieve and maintain controlled profitable growth. Management will continually monitor and modify these objectives. The Company will also explore and implement expansions of certain services as it seeks to increase fee revenue.

Financial Condition

Total assets increased 2.15% to $251.1 million as of June 30, 2006 from $245.8 million at December 31, 2005, primarily due to a $4.3 million increase in deposits.

Loans (gross) decreased 4.01% to $161.4 million as of June 30, 2006 from $168.1 million at December 31, 2005. This decrease was primarily the result of a lower volume of loan originations. This decrease in loan originations was also accompanied by higher than expected loan pay-offs.

The investment portfolio balance as of June 30, 2006 was $29.0 million compared to $30.8 million as of December 31, 2005. All (100.0%) and approximately 99.4% of the portfolio was classified as available-for-sale as of June 30, 2006 and December 31, 2005, respectively. All securities purchased during the six month periods ended June 30, 2006 and 2005 were classified as available-for-sale. During the six month period ended June 30, 2006, the Bank selectively restructured components of its debt investment securities portfolio. As of June 30, 2006, the Bank had entered into commitments to purchase certain “to be issued” debt investment security, the aggregate purchase price of which is approximately $7.4 million. In addition, the Bank has executed trades subsequent to June 30, 2006 to purchase other debt investment securities, the aggregate purchase price of which is approximately $7.1 million.

During June 30, 2006, land available for sale was disposed of, resulting in proceeds of $0.6 million and a realized gain of $18.0 thousand.

As of June 2006, in connection with management’s further evaluation of its other real estate owned portfolio, an impairment loss of $40.0 thousand was recognized.

Deposits increased 2.09% to $208.0 million as of June 30, 2006 from $203.8 million at December 31, 2005, primarily as a result of a net $2.3 million increase in interest-bearing deposits. On a gross basis, internet deposits increased by $5.5 million to $37.3 million as of June 30, 2006.

Total shareholders’ equity increased to $21.0 million as of June 30, 2006, compared with $20.1 million at December 31, 2005. Equity increased primarily as a result of net income of $1.0 million for the six months ended June 30, 2006. Charges against equity for the six months ended June 30, 2006 represented the quarterly dividends of $169 thousand that were declared and an increase in net unrealized investment losses of $152 thousand as a result of rising interest rates.

Results of Operations – Comparison for the six months ended June 30, 2006 and 2005

Net income for the six months ended June 30, 2006 increased 233.33% to $1.0 million compared to income of $0.3 million for the same period in 2005. Total interest income was $7.6 million for the six months ended June 30, 2006 compared to $6.4 million for the comparable period in 2005.

Interest income on loans increased $0.43 million primarily due to an increase in yield from 6.86% to 7.53% for the six months ended June 30, 2006 and 2005, respectively, mitigated by a decrease in the average loans outstanding to $165.1 million from $168.4 million. Interest income on securities increased 49.66% when comparing the six months ended June 30, 2006 with the same period in 2005. This increase was the result of an increase in the investment securities portfolio from 2005 to 2006. The yield on the securities portfolio for the period ended June 30, 2006 increased 1.14% from a yield of 3.45% for the same period in 2005.

M&F BANCORP, INC. AND SUBSIDIARY

Total interest expense increased 31.56% to $2.5 million for the six months ended June 30, 2006 from $1.9 million for the six months ended June 30, 2005. The increase in interest expense is primarily the result of time deposits repricing during the six months ended June 30, 2006 at significantly higher rates. The rates paid on interest-bearing deposits were approximately 2.64% for the six months ended June 30, 2006 as compared to 1.92% for the comparable period in 2005. During 2003, the Company began to utilize a deposit acquisition program with QwickRate®, a CD listing service. As of June 30, 2006 and December 31, 2005, CDs outstanding through this program were $37.5 million with an average rate of 4.91% and $31.9 million with an average rate of 4.02%, respectively. During the six month period ending June 30, 2006, fundings aggregated $15.2 million with an average rate of 5.61% and maturities aggregated $9.6 million with an average rate of 2.84%. It is anticipated that the Bank’s cost of funds may increase when these deposits are subject to renewal and reprice at higher rates or run-off over the next twelve months, when measured in a steady state environment.

During the six months ended June 30, 2006, the Bank decreased the loan loss provision to $(0.2) million as compared to $0.3 million for the six months ended June 30, 2005. This is a result of a decrease of $4.0 million in non-accrual, past due and restructured loans at June 30, 2006 as compared to December 31, 2005, coupled with the decrease in the gross loan portfolio discussed above. The provision for loan losses is the result of management’s assessment of the adequacy as more fully discussed within the “Critical Accounting Policies.”

Non-interest income during the six months ended June 30, 2006 was $1.2 million, unchanged from the same period in the prior year. Non-interest expense remained the same at $5.0 million for the six months ended June 30, 2006 and for the same period in the prior year.

Income tax expense was $472 thousand for the six months ended June 30, 2006 compared to income tax expense of $74 thousand for same period in 2005. The effective tax rate for the six months ended June 30, 2006 was approximately 31.00% compared to an effective tax rate of approximately 21.00% for the same period in 2005. The increase in the effective tax rate for 2006 for that experienced in 2005 is due to improved operating results as well as certain non-recurring permanent differences (including income related to the surrender of all key person life insurance policies) creating taxable income.

M&F BANCORP, INC. AND SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY YIELDS AND RATES

For the six months ended June 30,

(Dollars in thousands)

	2006			2005
	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
Assets
Loans(1)	$165,066	7.53%	$6,213	$168,390	6.86%	$5,779
Investment securities	28,782	4.59%	660	25,556	3.45%	441
Interest-bearing deposits	29,449	4.69%	690	16,182	2.71%	219

Total interest-earning assets	223,297	6.77%	$7,563	210,128	6.13%	$6,439

Allowance for loan losses	(2,714)			(2,680)
Cash and due from banks	4,881			4,268
Other assets	19,876			20,368

Total assets	$245,340			$232,084

Liabilities and shareholders’ equity
Savings, NOW, and money market accounts	$80,352	1.45%	$583	$94,629	1.54%	$730
Certificates of deposit	79,989	3.84%	1,537	61,743	2.51%	774

Interest-bearing deposits	160,341	2.64%	2,120	156,372	1.92%	1,504
Borrowings	17,601	4.52%	398	16,941	4.84%	410

Total interest-bearing liabilities	177,942	2.83%	2,518	173,313	2.21%	1,914

Noninterest-bearing deposits	33,194			34,873
Other liabilities	13,452			3,801
Shareholders’ equity	20,752			20,097

Total liabilities and shareholders’ equity	$245,340			$232,084

Net interest income			$5,045			$4,525

Net interest rate spread(2)		3.94%			3.92%

Net interest margin		4.52%			4.31%

1.	Non-accrual loans have been included
2.	The interest rate spread is the interest earning assets rate less the interest-earning liabilities rate.

Results of Operations – Comparison for the three months ended June 30, 2006 and 2005

Net income for the three months ended June 30, 2006 increased 20.19% to $0.4 million compared to income of $0.3 million for the same period in 2005. Total interest income increased $0.6 million or 18.75% to $3.8 million for the three months ended June 30, 2006 compared to $3.2 million for the comparable period in 2005.

Interest income on loans increased $0.2 million primarily due to an increase in yield from 6.95% to 7.54%, offset by a decrease in average loans outstanding to $165.3 million from $166.8 million for the three months ended June 30, 2006 and 2005, respectively. Interest income on securities increased 53.64% when comparing the three months ended June 30, 2006 with the same period in 2005. This increase was the result of an increase in the investment securities portfolio from 2005 to 2006. The yield on the securities portfolio for the period ended June 30, 2006 increased 1.38% from a yield of 3.47% for the same period in 2005.

M&F BANCORP, INC. AND SUBSIDIARY

Total interest expense increased 30.00% to $1.3 million for the three months ended June 30, 2006 from $1.0 million for the three months ended June 30, 2005. The increase in interest expense is primarily the result of time deposits repricing during the three months ended June 30, 2006 at significantly higher rates, coupled with the continued change in the mix of deposits and funding in this period derived from higher cost sources. The rates paid on interest bearing-deposits were approximately 2.66% for the three months ended June 30, 2006 as compared to 2.01%, for the comparable period in 2005. During 2003, the Company began to utilize a deposit acquisition program with QwickRate®, a CD listing service. As of June 30, 2006 and December 31, 2005, CDs outstanding through this program were $37.5 million with an average rate of 4.91% and $31.9 million with an average rate of 4.02%, respectively. During the three month period ending June 30, 2006, fundings aggregated $15.0 million with an average rate of 5.62% and maturities aggregated $3.8 million with an average rate of 2.74%. It is anticipated that interest expense may increase as these deposits are subject to renewal and reprice at higher rates or run-off over the next twelve months, when measured in a steady state environment.

During the three months ended June 30, 2006, the Bank decreased the loan loss provision slightly from the three months ended June 30, 2005. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

Non-interest income during the three months ended June 30, 2006 decreased 14.29% to $0.6 million from $0.7 million for the same period in the prior year. Non-interest expense during the three months ended June 30, 2006 and 2005 was approximately $2.5 million.

Income tax expense was $212 thousand for the three months ended June 30, 2006 compared to income tax expense of $90 thousand for same period in 2005. The effective tax rate for the three months ended June 30, 2006 was approximately 36.00% compared to an effective tax rate of approximately 24.00% for the same period in 2005. The increase in the effective tax rate for 2006 for that experienced in 2005 is due to improved operating results as well as certain non-recurring permanent differences (including income related to the surrender of all key person life insurance policies) creating taxable income.

M&F BANCORP, INC. AND SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY YIELDS AND RATES

For the three months ended June 30,

(Dollars in thousands)

	2006			2005
	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
Assets
Loans(1)	$165,341	7.54%	$3,115	$166,822	6.95%	$2,897
Investment securities	27,862	4.85%	338	25,347	3.47%	220
Interest-bearing deposits	29,030	4.88%	354	16,477	2.94%	121

Total interest-earning assets	222,233	6.85%	$3,807	208,646	6.21%	$3,238

Allowance for loan losses	(2,610)			(2,764)
Cash and due from banks	5,292			4,835
Other assets	20,188			21,774

Total assets	$245,103			$232,491

Liabilities and shareholders’ equity
Savings, NOW, and money market accounts	$86,014	1.41%	$304	$92,559	1.59%	$367
Certificates of deposit	81,389	3.98%	810	62,008	2.65%	411

Interest-bearing deposits	167,403	2.66%	1,114	154,567	2.01%	778
Borrowings	17,594	4.55%	200	17,082	4.61%	197

Total interest-bearing liabilities	184,997	2.84%	1,314	171,649	2.27%	975

Noninterest-bearing deposits	34,789			36,396
Other liabilities	4,355			4,268
Shareholders’ equity	20,962			20,178

Total liabilities and shareholders’ equity	$245,103			$232,491

Net interest income			$2,493			$2,263

Net interest rate spread(2)		4.01%			3.94%
Net interest margin		4.49%			4.34%

1.	Non-accrual loans have been included
2.	The interest rate spread is the interest earning assets rate less the interest-earning liabilities rate.

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowances for loan losses are calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The June 30, 2006 allowance for loan losses was $2.5 million or 1.57% of total loans outstanding compared with $2.9 million or 1.74% of total loans outstanding as of December 31, 2005. The allowance for loan losses as of June 30, 2006, as percentage of total loans, decreased based on the result of management’s assessment of risk in the loan portfolio. Management evaluates non-performing assets and total classified assets as well as trends in delinquencies, charge-offs, and economic conditions. Management also considers the overall reduction in the loan portfolio.

M&F BANCORP, INC. AND SUBSIDIARY

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

The following table presents an analysis of the allowance for loan losses as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Balances at beginning of period	$2,921	$2,512
Loans charged off:
Commercial	3	13
Real estate	173	190
Installment and others	74	117

Total charge-offs	250	320

Recoveries:
Commercial	13	—
Real estate	28	5
Installment and others	33	69

Total recoveries	74	74

Net charge-offs	(176)	(246)

Provisions for loan losses	(205)	655

Balances at end of period	$2,540	$2,921

Ratio of net charge-offs to average loans	0.11%	0.15%

Non-Performing Assets

In response to concerns over the asset quality of the Bank’s loan portfolio raised during a 2004 Regulatory Exam, management has made certain enhancements to the Bank’s loan policies, including more closely reviewing loan documentation prior to and after loan closings, diversification of the loan portfolio, and reacting in a timelier manner to borrowers with weakened financial conditions. Each of these activities, among others, is being utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses. During the first six months of 2006, the allowance for loan losses decreased by $0.2 million resulting from the favorable provision.

M&F BANCORP, INC. AND SUBSIDIARY

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

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accruing loans	$896	$4,678
Accruing loans delinquent 90 days or more	93	559
Foreclosed assets	770	544

Total non-performing assets	$1,759	$5,781

Percentage of total assets	0.70%	2.35%

Non-accruing loans decreased significantly during the six month period ended June 30, 2006 primarily as a result of two classified loans aggregating $3.7 million being upgraded during the first quarter of 2006, offset by the effects of changes in economic conditions and an increased level of net charge-offs during the first six months of 2006. Management considers the allowance for loan losses of $2.5 million as of June 30, 2006 to be sufficient to cover the probable loan losses. Management will continue to monitor all non-accrual loan relationships to gain visibility to improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

There were no restructured loans as of June 30, 2006 or as of December 31, 2005.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Bank’s liquidity position, as defined, increased from 24.18% or $52.9 million as of December 31, 2005 to 31.04% or $69.3 million as of June 30, 2006. The liquidity ratio is defined as the sum of net cash, overnight funds, and marketable U.S. government and agency securities with maturities of less than one year divided by the sum of net deposits and short-term borrowings. Management believes that core deposit activity, available borrowings from the Federal Home Loan Bank and the Federal Reserve will be adequate to meet the short-and long-term liquidity needs of the Bank.

In response to 2004 Regulatory Exam, management of the Bank determined that it would more actively manage the Bank’s liquidity position by establishing target goals that can be met and maintained while at the same time providing adequate funds for both loans and withdrawals.

The Bank places great significance on monitoring and managing its asset/liability position. The Bank’s policy for managing its net interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Bank’s deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Bank does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of interest rate changes.

M&F BANCORP, INC. AND SUBSIDIARY

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. The Company’s balance sheet is asset-sensitive; meaning that in a given period there will be more assets than liabilities subject to immediate repricing as the market rates change. Most of the Bank’s loans are fixed rate mortgages, they reprice more rapidly than rate sensitive interest-bearing deposits. In addition to the gap analysis described above, the Company uses a modeling technique which projects net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes in interest rates as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates.

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity that was reported in its 2005 Form 10-KSB.

As discussed in detail in other sections of this filing, beginning with trades settled subsequent to June 30, 2006 (and continuing through the date of this filing), liquidity has been decreased as a result of the purchase of certain debt investment securities in the amount of $13.1 million, net of scheduled maturities of $1.5 million for July 2006.

Capital Resources

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated condensed financial statements. As of June 30, 2006 and December 31, 2005, the capital, as defined by regulatory agencies, levels of the Bank is as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
June 30, 2006	12.56%	11.24%	8.63%	6.00%
December 31, 2005	12.12%	10.77%	8.16%	6.00%

a)	to risk weighted assets
b)	to average assets

The Federal Deposit Insurance Corporation (“FDIC”) and North Carolina Commissioner of Banks (“NCCB”) completed a joint exam of the Bank as of December 31, 2004 conducted in the second quarter of 2005 (the “2004 Regulatory Exam”). The final written report of examination was received by management of the Bank and was reviewed by its Board of Directors (the “Board”).

In response to the 2004 Regulatory Exam, the Bank agreed to among other things, improving loan asset quality, underwriting and credit administration, increasing liquidity, reviewing all overhead costs, continually evaluating the allowance for loan losses due to increases in levels of classified loans and more closely monitoring capital ratios and requirements. Management has reported to the regulators and the Bank’s Board on a quarterly basis with respect to the progress of each of the specific recommendations.

During May 2006, the FDIC and the NCCB began a joint examination of the Bank as of December 31, 2005 and for the year then ended. The field work for this exam has been completed. Management understands that a final written report is to be issued during September 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Off-Balance Sheet Arrangements

The Bank has certain off-balance sheet arrangements comprised of unfunded loan commitments and letters of credit as outlined in the table below.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Total unfunded loan commitments	$22,374	$29,638
Letters of credit	$2,840	$3,583

Selected Categories Included in Unfunded Loan Commitments:
Minority bank loan program	$9,000	$10,000
Home equity lines	$1,024	$1,072
Consumer overdraft protection lines	$1,645	$761

********

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal accounting officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that (except as disclosed below) the Company’s financial reporting and disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management determined that as of June 30, 2006 the Company’s disclosure controls and procedures were not appropriately designed and were not effective because of the existence of the following significant deficiencies:

The Company’s policies and procedures in the area of payroll and benefits (along with related withholding tax returns and associated remittances) (collectively “Payroll”) did not provide for sufficient separation of duties nor adequate independent review and verification.

As a result, subsequent to June 30, 2006, the Company’s management has approved the following important changes to the design of its disclosure controls and procedures relating to Payroll:

•	Payroll will become part of the Company’s finance group and will report directly to the Company’s Chief Financial Officer or an appropriate designee within finance;
•	Review procedures will be performed on a timely basis by qualified personnel, independent of the Payroll preparation function;
•	Appropriate finance personnel will have direct access to third-party providers of Payroll related services, and to personnel and benefit files; and
•	The Company’s general counsel will become the registered agent for the Company.

All of the above changes were approved by management on August 18, 2006 and will improve the Company’s disclosure controls and procedures. As a result, management believes that the significant deficiencies will be remediated once these changes are implemented. The Company is dedicating resources to correcting these issues, and the corrections are expected to be completed by September 15, 2006. Management believes that these deficiencies did not have a material impact on the accuracy of the Company’s financial statements and disclosures made within this Report.

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

Not Applicable.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on June 21, 2006, shareholders were asked to vote on the following:

(a) Election of seven (7) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2007. The following seven nominated directors were elected:

Director	Votes in Favor	Votes Against/Withheld	Abstentions
Willie T. Closs, Jr.	1,179,233	650	2200
Genevia Gee Fulbright	1,171,253	1,668	2200
Michael L. Lawrence	1,156,796	16,125	2200
Joseph M. Sansom	1,179,233	650	2200
Maceo K. Sloan	1,150,157	22,764	2200
Aaron L. Spaulding	1,179,140	743	2200
Ronald Wiley	1,179,233	650	2200

(b) Ratification of the appointment of McGladrey & Pullen, L.L.P. as the independent auditor for M&F Bancorp, Inc. for the fiscal year ending December 31, 2006.

The selection was ratified; there were 1,164,334 votes in favor; 2,250 votes against/withheld; and 6,337 abstentions.

Item 5 — Other Information

Not Applicable.

M&F BANCORP, INC. AND SUBSIDIARY

Item 6 — Exhibits

Exhibit No.		Description

Exhibit	(3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit	(3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit	(3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M & F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit	(3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3(iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2005.

Exhibit	(3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2005.

Exhibit	(4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit	(10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit	(10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit	(10)(c)	2004 President and CEO Incentive Compensation Program incorporated by reference to Exhibit 10.03(h) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit	(10)(d)	2004 Executive Incentive Compensation Program incorporated by reference to Exhibit 10.03(i) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit	(10)(e)	2004 City Executives Incentive Compensation Program incorporated by reference to Exhibit 10.03(j) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit	(10)(f)	2004 Loan Production Incentive Compensation Program incorporated by reference to Exhibit 10(k) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit	(10)(g)	2004 Incentive Compensation Program – Branch Customer Service Plan incorporated by reference to Exhibit 10(l) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit	(10)(h)	2004 Corporate Support and Tellers Incentive Compensation Program incorporated by reference to Exhibit 10(m) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit No.		Description

Exhibit	(10)(i)	Employment Agreement dated May 9, 2005 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005

Exhibit	(10)(j)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit	(10)(k)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Elaine M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit	(10)(l)	First Amendment Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on September 27, 2005.

Exhibit	(31.1)	Certification of Ronald Wiley

Exhibit	(31.2)	Certification of Jonathan Sears Woodall

Exhibit	(32)	Certification Pursuant to 18 U.S.C. 1350

M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date:	August 21, 2006	By:	/s/ Ronald Wiley
Ronald Wiley
President and Chief Executive Officer

Date:	August 21, 2006	By:	/s/ Jonathan Sears Woodall
Jonathan Sears Woodall
Chief Financial Officer