Form 10QSB
period 2006-09-30
M&F BANCORP INC /NC/
filed 2006-11-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Outstanding at November 14, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC. AND SUBSIDIARY

i

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	September 30, 2006	December 31, 2005
ASSETS
Cash and amounts due from banks	$3,424	$4,059
Interest-earning deposits in other banks	18,787	28,538

Total cash and cash equivalents	22,211	32,597

Investment securities-available for sale, at fair value	48,696	30,646
Investment securities-held to maturity (market values of $0 and $190 as of September 30, 2006 and December 31, 2005, respectively)	—	190
FHLB stock, at cost	1,286	1,252
Loans	162,301	168,149
Allowances for loan losses	(2,522)	(2,921)

Loans, net	159,779	165,228

Land available for sale	—	590
Interest receivable	1,659	1,212
Cash surrender value of bank-owned life insurance	5,001	5,105
Premises and equipment, net	6,046	6,034
Other assets	3,266	2,961

TOTAL ASSETS	$247,944	$245,815

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Noninterest-bearing deposits	$31,055	$30,005
Interest-bearing deposits	173,261	173,747

Total deposits	204,316	203,752

Other borrowings	17,841	17,614
Other liabilities	4,166	4,118

Total liabilities	226,323	225,484

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares	5,901	5,901
Retained earnings	15,759	14,578
Accumulated other comprehensive loss	(39)	(148)

Total shareholders’ equity	21,621	20,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$247,944	$245,815

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$3,031	$3,117	$9,244	$8,896
Interest and dividends on investment securities	502	224	1,162	665
Other interest income	369	156	1,059	375

Total interest income	3,902	3,497	11,465	9,936

Interest expense:
Interest on deposits	1,332	903	3,452	2,407
Interest on borrowings	201	197	599	607

Total interest expense	1,533	1,100	4,051	3,014

Net interest income	2,369	2,397	7,414	6,922
Provisions (credit) for loans losses	26	30	(179)	362

Net interest income after provisions (credit) for loan losses	2,343	2,367	7,593	6,560

Non-interest income:
Service charges	351	445	1,141	1,119
Rental income	114	124	344	355
Product fee income	35	33	111	101
Cash surrender value of life insurance	65	38	175	133
Net realized losses from disposal of investment securities	—	—	(32)	—
Other than temporary decline in value - other assets	(55)	—	(55)	—
Other non-interest income	30	46	76	158

Total non-interest income	540	686	1,760	1,866

Other non-interest expense:
Salaries and employee benefits	1,222	1,371	3,719	4,008
Equipment	191	120	430	409
Occupancy	297	286	868	764
Marketing	101	34	348	169
Dues and subscriptions	146	110	319	494
Other non-interest expense	598	540	1,825	1,642

Total non-interest expense	2,555	2,461	7,509	7,486

Income before taxes	328	592	1,844	940
Income tax expense (benefit)	(62)	184	410	258

Net income	$390	$408	$1,434	$682

Earnings per common share:
Basic	$0.23	$0.24	$0.85	$0.40
Diluted	$0.23	$0.23	$0.84	$0.39

Weighted average common shares outstanding:
Basic	1,686	1,686	1,686	1,686
Diluted	1,692	1,742	1,700	1,736

Dividends per common share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME	$390	$408	$1,434	$682

ITEMS OF OTHER COMPREHENSIVE INCOME (LOSS):
Items of other comprehensive loss, before tax:
Change in unrealized gains (losses) on securities available for sale	389	(309)	127	(604)
Adjustment for realized losses, net	—	—	32	—
Less: Changes in deferred income tax expense (benefit) associated with components of other comprehensive income (loss)	128	(106)	50	(206)

Other comprehensive income (loss), net of taxes	261	(203)	109	(398)

COMPREHENSIVE INCOME	$651	$205	$1,543	$284

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

( Dollars in thousands, except per share data)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2004	$5,901	$14,143	$296	$20,340
Comprehensive income:
Net income	—	682	—	682
Other comprehensive loss	—	—	(398)	(398)
Dividends declared ($0.15 per share)	—	(253)	—	(253)

Balances at September 30, 2005	$5,901	$14,572	$(102)	$20,371

Balances at December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,434	—	1,434
Other comprehensive income	—	—	109	109
Dividends declared ($.15 per share)	—	(253)	—	(253)

Balances at September 30, 2006	$5,901	$15,759	$(39)	$21,621

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$1,434	$682
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions (credit) for loan losses	(179)	362
Depreciation and amortization	325	218
Investment (accretion) amortization, net	(24)	(5)
Deferred income taxes expense (benefit)	(76)	(183)
Deferred loan fees	(94)	(93)
Loss on sale of available for sale securities	32	—
Gain on sale of land available for sale	(18)	—
Increase in cash surrender value of life insurance	(158)	(132)
Other than temporary decline in value - other assets	55	—
Impairment of other real estate owned	55	—
Changes in:
Interest receivable	(447)	11
Income taxes receivable	(52)	225
Other assets	(337)	(188)
Other liabilities	48	561

Net cash provided by operating activities	564	1,458

Cash flows from investing activities:
Proceeds from sale of debt investment securities	5,549	—
Proceeds from sale of equity investment securities	161	—
Proceeds from maturities of investment securities	6,190	350
Proceeds from calls of investments	1,250	195
Proceeds from principal collections of investment securities	499	726
Proceeds from disposal of land available for sale	608	—
Proceeds from surrender of key person life insurance	262	—
Purchases of debt investment securities	(31,392)	—
Net decrease in loans	5,722	2,008
Purchases of premises and equipment	(57)	(148)

Net cash provided (used in) by investing activities	(11,208)	3,131

Cash flows from financing activities:
Net increase (decrease) in deposits other than certificates of deposits	(1,115)	13
Net increase in certificates of deposit	1,679	14,172
Proceeds from borrowings	—	843
Repayments of other borrowings	(53)	(19)
Cash dividends	(253)	(253)

Net cash provided by financing activities	258	14,756

Net increase (decrease) in cash and cash equivalents	(10,386)	19,345

Cash and cash equivalents as of the beginning of the period	32,597	19,668

Cash and cash equivalents as of the end of the period	$22,211	$39,013

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

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated condensed financial statements. The unaudited operating results for the periods presented may not be indicative of annual results. Certain amounts for 2005 have been reclassified to conform with the 2006 presentation.

2. Earnings Per Share (“EPS”)

Basic earnings per share computations are based upon the weighted average number of shares outstanding during each period. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three and nine months ended September 30, 2006 and 2005 are included in the following table, which provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Amounts in thousands)
Weighted average shares	1,686	1,686	1,686	1,686
Effect of dilutive stock options	6	56	14	50

Dilutive potential average common shares	1,692	1,742	1,700	1,736

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

3. Investment Securities

The amortized cost and estimated fair value of investment securities held to maturity and investment securities available for sale at September 30, 2006 and December 31, 2005, are as follows:

	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
September 30, 2006:

Investment Securities – available for sale:
U.S. government sponsored agencies	$33,475	$46	$53	$33,468
Mortgage – backed securities	3,097	5	66	3,036
Obligations of states and political subdivisions	11,673	240	1	11,912
Marketable equity securities	4	276	—	280

Total	$48,249	$567	$120	$48,696

December 31, 2005:

Investment Securities – available for sale:
U.S. government sponsored agencies	$15,231	$—	$113	$15,118
Mortgage – backed securities	3,597	7	74	3,530
Corporate bonds	4,236	—	144	4,092
Obligations of states and political subdivisions	7,289	212	—	7,501
Marketable equity securities	11	394	—	405

Total	$30,364	$613	$331	$30,646

Investment Securities – held to maturity:
Obligations of states and political subdivisions	$190	$—	$—	$190

During the nine month period ended September 30, 2006, certain available for sale (representing U.S. government sponsored agencies) and held to maturity investment securities were redeemed, resulting in proceeds of $7.250 million and $0.190 million, respectively. No realized gains or losses resulted from these redemptions. No redemptions occurred during the nine month period ended September 30, 2005.

During the nine month period ended September 30, 2006, the Bank sold certain debt and equity investment securities resulting in aggregate proceeds of $5.710 million, gross realized losses of $0.190 million and gross realized gains of $0.158 million, respectively. The net realized loss of $32 thousand is a component of non-interest income within the accompanying consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

As of September 30, 2006 and December 31, 2005, the fair value of securities with unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2006:

U.S. government sponsored agencies	$1,991	$8	$15,447	$45	$17,438	$53
Mortgage – backed securities	—	—	2,591	66	$2,591	$66
Municipals	—	—	255	1	$255	$1

Total	$1,991	$8	$18,293	$112	$20,284	$120

December 31, 2005:

U.S. government sponsored agencies	$6,937	$60	$8,181	$53	$15,118	$113
Mortgage – backed securities	—	—	2,999	74	2,999	74
Corporate bonds	—	—	4,092	144	4,092	144

Total	$6,937	$60	$15,272	$271	$22,209	$331

As of September 30, 2006, the Company held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated statements of operations. These investments were in U.S. government sponsored agencies and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and, therefore, it is expected that the securities would not be settled at a price less than principal balance at maturity. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other than temporary impairment in connection with these investments in the accompanying consolidated condensed financial statements.

In connection with certain borrowing activities and deposit relationships with local governments as of September 30, 2006 and December 31, 2005, the Company has pledged cash and cash equivalents and certain investment securities as collateral, as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Cash and cash equivalents	$490	$—
Investment securities, at fair value	21,708	28,592

Total	$22,198	$28,592

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

The components of interest and dividend income on investment securities for the nine months ended September 30, 2006 and 2005 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Taxable interest income	$100	$213	$296	$407
Non-taxable (or partial non-taxable) interest income	402	11	866	258

Total	$502	$224	$1,162	$665

4. Loans

The composition of the loan portfolio as of September 30, 2006 and December 31, 2005, is as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Commercial and industrial	$4,382	$4,060
Real estate – mortgage	135,712	138,207
Construction and development	17,580	21,109
Installment to individuals	4,905	5,125
All other	127	147

Subtotal	162,706	168,648
Less deferred loan fees	405	499

Total loans	$162,301	$168,149

5. Other Than Temporary Decline In Value

During 2004, the Bank acquired an equity interest in a private organization providing trust-related services for $0.277 million. The Bank accounts for this investment on the cost method. As this stock is currently illiquid, this investment is included within other assets.

During the quarter ended September 30, 2006, the Bank concluded, based on available information, that an other than temporary decline in value had occurred. The investee has incurred operating losses since inception and is seeking a second round of fundraising priced at current book value. Therefore, management has recorded an other than temporary impairment charge of $55 thousand as of September 30, 2006.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

6. Income Taxes

The Company and the Bank filed its 2005 federal and their respective State tax returns during the quarter ended September 30, 2006. In connection with performing its annual provision versus return analyses, management evaluated the continued appropriateness of an existing valuation account against recorded deferred income taxes. In 2005 and prior years, management concluded that a valuation allowance should be recorded to reduce the net deferred tax asset to the amount expected to be realized as a future tax benefit. Based on its consideration of all positive and negative evidence as of September 30, 2006, management has concluded that tax benefits of its net deferred tax asset will be realized in future tax returns, on a more likely than not basis. Accordingly, the valuation allowance has been fully reversed as of September 30, 2006, resulting in a net credit to other comprehensive income of $10 thousand and a tax benefit within the consolidated condensed statements of operations of $0.118 million for the three and nine month periods then ended.

Based on available information, management continues to believe that its effective income tax rate for 2006 will be approximately 28.0% and has provided for income taxes accordingly.

7. Deposits

The composition of deposits as of September 30, 2006 and December 31, 2005 (noninterest-bearing Christmas Club account included in savings accounts), is as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Demand deposits	$30,829	$29,948
Savings accounts	40,749	56,555
NOW accounts	25,592	23,614
Money market accounts	23,431	11,599
Certificates of deposit	83,715	82,036

Total deposits	$204,316	$203,752

8. Other Borrowings

Other borrowings as of September 30, 2006 and December 31, 2005, consist of the following:

	Rate	September 30, 2006	December 31, 2005
		(Dollars in thousands)
Federal Home Loan Bank (“FHLB”), due on December 10, 2007	3.59%	$2,000	$2,000
FHLB, due on October 8, 2008	4.60%	10,000	10,000
FHLB, due on December 8, 2009	4.02%	3,000	3,000
FHLB, due on July 16, 2018	7.56%	1,750	1,773
FHLB, due on May 20, 2020	0.50%	827	841
Capital lease (60 months beginning April 2006)	5.72%	264	—

Total other borrowings		$17,841	$17,614

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

9. Common Stock Dividends

On September 26, 2006, the Board of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on October 5, 2006, payable on October 12, 2006. The dividend reduced shareholders’ equity by approximately $84 thousand.

10. Share-Based Payments

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

11. Commitments and Contingent Liabilities

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the consolidated condensed financial statements. As of September 30, 2006 and December 31, 2005, the Bank had outstanding loan commitments of approximately $19.8 million and $29.6 million, respectively. Commitments under standby letters of credit amounted to approximately $3.3 million and $3.6 million as of September 30, 2006 and December 31, 2005, respectively. These letters of credit represent agreements whereby the Bank commits to lend funds to customers up to a predetermined maximum amount during a certain period of time.

The Bank approves lines of credit to consumer customers through home equity and consumer overdraft protection loans. As of September 30, 2006 and December 31, 2005, in addition to actual advances made on such loans, the Bank’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of September 30, 2006 and December 31, 2005 were approximately $1.0 million and $1.1 million, respectively. Also, the available amounts on consumer overdraft protection loans were $1.6 million at September 30, 2006 and $0.8 million at December 31, 2005.

No material losses are anticipated as a result of these transactions.

During the period September 29, 2006 through November 1, 2006, the Bank has entered into a series of separate, but related, agreements associated with its decision to undertake a complete core processing systems and peripheral applications migration. The Board of Directors of the Bank has approved management’s recommendation to migrate its core system and peripheral applications on August 22, 2006. These agreements represent commitments for items of a capital and/or capitalizable expenditure nature or may represent operating expenses, beginning in 2006 and extending into the future. To date, the aggregate level of future commitments that have been executed by management is approximately $1.851 million.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

12. Benefit Plans

The Company and the Bank have a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Company also has a non-qualified supplemental unfunded excess retirement plan that provides benefits to certain current and former executives.

The components of the net periodic benefit cost for the nine months ended September 30, 2006 and 2005 are as follows:

	Pension Benefits		Other Executive Retirement Benefits
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$108	$75	$6	$42
Interest cost	168	165	84	99
Expected return on plan assets	(231)	(210)	—	—
Amortization of prior service cost	(21)	(21)	3	66
Amortization of net loss	21	12	—	24

Net periodic cost	$45	$21	$93	$231

The net periodic pension cost for the three months periods ended in September of 2006 and 2005 for each plan was approximately one-third of the respective amounts shown above. The actuarially determined minimum required contribution related to the pension plan for 2006 is zero.

The Company provides certain post-retirement benefits to specified former executive officers. As of September 30, 2006 and December 31, 2005, the amount of the liability for these benefits was approximately $0.17 million and $0.16 million, respectively.

13. Subsequent Event

Subsequent to September 30, 2006, the Bank and a money center bank (the “Money Center Bank”) entered into a strategic depository agreement (the “Depository Agreement”), the focus of which is the Bank’s status as a Community Development Financial Institution as certified by the U.S. Department of the Treasury. Pursuant to the Depository Agreement, the Money Center Bank will place with the Bank an aggregate $15.0 million in a series of three time deposits, each with an initial term of one year (the “Deposits”). Both parties expect the aggregate $15.0 million to be deposited before December 31, 2006. The interest rate of each of the Deposits will be fixed, measured upon each funding at the target Federal Funds Rate minus 50 basis points. The Depository Agreement requires that the proceeds from the Deposits be utilized in a specific metropolitan statistical area in the form of loans and/or investment securities (including obligations of political subdivisions and mortgage-backed securities). The expectation of both parties is that the Deposits will be renewed for a period of an additional one year period under the same terms and conditions.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

14. Supplemental Cash Flows Information

Supplemental cash flows information consists of the following:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)

Cash paid for interest	$3,948	$2,928
Cash paid for income taxes, net of refunds	$397	$—

Non-cash Investing and Financing Activities

During April 2006, the Bank entered into a capital lease arrangement for certain office equipment. The present value of the minimum lease payments was $0.280 million. The non-cancelable term of the lease is for 60 months. The right under the capital lease is included within premises and equipment, net, and the obligation is included within other borrowings (see Note 8).

During the nine months ended September 30, 2006, the Bank foreclosed on certain loans, resulting in the aggregate transfer of $0.369 million from loans to other assets. During the three months ended September 30, 2006, the Bank foreclosed on certain loans, resulting in the aggregate transfer of $54 thousand from loans to other assets. No foreclosures occurred during the nine months ended September 30, 2005.

15. Recent Accounting Developments

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

In February 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 discussed the diversity in practice regarding the accounting for a postretirement benefit associated with an endorsement split-dollar insurance arrangement, specifically whether a company should record a liability for the obligation associated with the postretirement benefit that is being provided either in the form of a substantive agreement to maintain a life insurance policy during the employee’s retirement or to provide a future death benefit (collectively, the “Postretirement Benefits”). On September 7, 2006, the EITF affirmed a consensus that a liability should be recorded for any committed Postretirement Benefits in accordance with existing guidance pursuant to SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967 (Deferred Compensation Contracts). The FASB will consider the ratification of this consensus and will consider transition alternatives for any consensus reached on this issue. The Company will continue to monitor this issue and will evaluate the impact, if any, on its consolidated financial position and results of operations.

M&F BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED

In June 2006, the EITF released Issue 06-5, “Accounting for Purchased of Life Insurance – Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance.” EITF 06-5 discussed the diversity in practice regarding consideration of any additional amounts (other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. On September 7, 2006, the EITF confirmed a consensus that a policyholder should determine the amount that could be realized under an insurance contract assuming the surrender on a policy by policy basis. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. The FASB will consider the ratification of this consensus and will consider transition alternatives. The Company will continue to monitor this issue and will evaluate the impact on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The intent of this pronouncement is to require a sponsoring employer to recognize in its statement of financial condition the overfunded or underfunded status of its defined benefit plans and to recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses as well as prior service costs and credits that arise during the period. SFAS 158 is effective for fiscal years ending after December 15, 2006. As of December 31, 2005, the defined benefit cash balance pension plan sponsored by the Bank was underfunded by $0.366 million, of which $0.106 million had been recorded as a liability. The Company will evaluate the impact on its consolidated financial position and results of operations from adoption of this pronouncement.

During 2006, the Securities and Exchange Commission significantly revised and expanded the disclosure requirements relating to executive and director compensation, related party transactions, director independence and other corporate governance matters. The new rules affect the compensation and corporate governance disclosure that is included in proxy statements, annual reports and registration statements, and modify the current (Form 8-K) reporting requirements relating to executive and director compensation arrangements. The new disclosure rules will apply to proxy and registration statements filed on or after December 15, 2006.

********

M&F BANCORP, INC. AND SUBSIDIARY

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three and nine month periods ended September 30, 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands, except per share data)
Earnings:
Net interest income	$2,369	$2,397	-1.17%	$7,414	$6,922	7.11%
Provisions for loan losses	$26	$30	-13.33%	$(179)	$362	-149.45%
Non-interest income	$540	$686	-21.28%	$1,760	$1,866	-5.68%
Non-interest expense	$2,555	$2,461	3.82%	$7,509	$7,486	0.31%
Net income	$390	$408	-4.41%	$1,434	$682	110.26%

Net income per share:
Basic	$0.23	$0.24	-4.17%	$0.85	$0.40	112.50%
Diluted	$0.23	$0.23	0.00%	$0.84	$0.39	115.38%

Average for period:
Assets	$242,032	$227,688	6.30%	$239,802	$231,491	3.59%
Loans (gross)	$161,842	$169,303	-4.41%	$163,991	$168,694	-2.79%
Deposits	$167,403	$151,881	10.22%	$162,695	$154,875	5.05%
Shareholders’ equity	$21,338	$20,291	5.16%	$20,969	$20,216	3.72%

Ratios:
Return on average assets (annualized)	0.64%	0.72%	-11.11%	0.80%	0.39%	105.13%
Return on average equity (annualized)	7.31%	8.04%	-9.08%	9.12%	4.50%	102.67%
Average equity to average assets	8.82%	8.91%	-1.01%	8.74%	8.73%	0.11%
Efficiency ratio	87.83%	79.82%	10.03%	81.85%	85.18%	-3.91%

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

Allowances for Loan Losses

The allowances for loan losses are maintained at a level sufficient in the judgment of management to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which, according to a systematic process of measurement, continuously applied, incorporates current information and reflects the amount which management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management determines that a loan is uncollectible based on approved corporate loan policies. Loans classified as doubtful or as a loss are charged against the allowance at 50% and 100% of the principal balance remaining, respectively.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s current ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Management presents its conclusions regarding the allowance for loan losses to the Board of the Bank on a quarterly basis.

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

M&F BANCORP, INC. AND SUBSIDIARY

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income (loss). The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other assets, are reviewed quarterly for possible other than temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in consolidated earnings as realized losses. During the quarter ended September 30, 2006, management concluded that a decline in fair value below cost for an investment carried on the cost method, included within other assets, was other then temporary. Accordingly, a realized loss of $55 thousand was recorded. No declines in fair value below cost for any individual security as of September 30, 2006 or 2005 were considered by management to be other than temporary, except as noted immediately above. Also, refer to Notes 3 and 5 in the “Notes to Consolidated Condensed Financial Statements” in this filing for details regarding the Company’s investment securities and the investment included within other assets.

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

Please also refer to Note 1 in the “Notes to Consolidated Financial Statements” in the Company’s Annual Report as of and for the year ended December 31, 2005 on Form 10-KSB on file with the Securities and Exchange Commission (“SEC”) for details regarding all of the Company’s critical and significant accounting policies. Also, please refer to Note 12 in the “Notes to Consolidated Condensed Financial Statements” in this filing for details regarding the Company’s benefit plans.

Executive Overview

The Company generated the majority of its income in the third quarter and the first nine months of 2006 from traditional banking services - lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, pursuing strategic relationships for deposits and alternative sources of non-interest income, and increasing variable rate products.

As management looks forward, there are several key challenges that the Company will face in order for the Bank to sustain levels of profitability currently achieved, including:

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

Increasing quality loan production and accelerating funding of committed loans is of utmost importance, including consideration of loan production sources other than organic.

“Gap” and balance sheet management in response to economic and market conditions are critical.

Multi-disciplinary involvement by appropriate company personnel in the key components of the asset/liability management process is necessary in order to minimize risk and to remain competitive in the marketplace.

M&F BANCORP, INC. AND SUBSIDIARY

•	Enhancing technology, especially in the areas of customer services, financial reporting and credit administration systems

The Company currently is evaluating its overall core processing systems and peripheral applications to tailor them to the needs of its current, as well as targeted, customer base while providing its employees with the necessary resources available with the most updated information on products and services. Management has recommended to its Board of Directors that a complete core processing systems and peripheral applications migration be undertaken. The Board of Directors of the Bank has approved this recommendation on August 22, 2006.

•	Continued improvement in asset quality and loan portfolio diversity

The Bank continues to implement measures to improve asset quality and seeks a more diversified loan portfolio to spread interest rate and credit risk.

•	Continued monitoring of and improvement in capital ratios

The Company will enhance the monitoring of the individual components comprising net interest margin, asset quality and efficiency ratio while implementing steps to more closely monitor capital ratios improvement (as well as their interrelation and associated impact).

The Company will continue to emphasize quality personal service to meet these challenges. The Company has developed strategic objectives to achieve and maintain controlled profitable growth. Management will continually monitor and modify these objectives. The Company will also explore and implement expansions of certain services as it seeks to increase fee revenue.

Financial Condition

Total assets increased .90% to $247.9 million as of September 30, 2006 from $245.8 million at December 31, 2005, primarily due to a $0.5 million increase in deposits.

Loans (gross) decreased 3.45% to $162.3 million as of September 30, 2006 from $168.1 million at December 31, 2005. This decrease was primarily the result of a lower volume of loan originations. This decrease in loan originations was also accompanied by higher than expected loan pay-offs.

The investment portfolio balance as of September 30, 2006 was $48.7 million compared to $30.8 million as of December 31, 2005. All (100.0%) and approximately 99.4% of the portfolio was classified as available-for-sale as of September 30, 2006 and December 31, 2005, respectively. All securities purchased during the nine month periods ended September 30, 2006 and 2005 were classified as available-for-sale. During the nine month period ended September 30, 2006, the Bank selectively restructured components of its debt investment securities portfolio.

Deposits increased 0.25% to $204.3 million as of September 30, 2006 from $203.8 million at December 31, 2005, primarily as a result of a net $1.0 million increase in no interest-bearing deposits. On a gross basis, internet deposits increased by $1.1 million to $33.0 million as of September 30, 2006.

Total shareholders’ equity increased to $21.6 million as of September 30, 2006, compared with $20.3 million at December 31, 2005. Equity increased primarily as a result of net income of $1.4 million for the nine months ended September 30, 2006. Charges against equity for the nine months ended September 30, 2006 represented the aggregate quarterly dividends of $0.253 million that were declared and an increase in net unrealized investment gains of $84 thousand as a result of stable interest rates.

Results of Operations – Comparison for the nine months ended September 30, 2006 and 2005

Net income for the nine months ended September 30, 2006 increased 100.00% to $1.4 million compared to income of $0.7 million for the same period in 2005. Total interest income was $11.5 million for the nine months ended September 30, 2006 compared to $9.9 million for the comparable period in 2005.

M&F BANCORP, INC. AND SUBSIDIARY

Interest income and fees on loans increased to $9.2 million primarily due to an increase in yield from 7.03% to 7.52% for the nine months ended September 30, 2005 and 2006, respectively, mitigated by a decrease in the average loans outstanding to $163.9 million from $168.7 million. Interest income on securities increased 71.43% to $1.2 million when comparing the nine months ended September 30, 2006 with the same period in 2005 of $0.7 million. This increase was the result of an increase in average investment securities portfolio from $25.3 million in 2005 to $32.4 million in 2006 and an increase in investment yield to 4.79% in 2006 from 3.51% in 2005. Other interest income, primarily representing interest on deposits, increased to $1.1 million in 2006 from $0.4 million in 2005. The increase is related to an increase in the underlying asset base coupled with continued increases in interest rates earned.

Total interest expense increased 36.67% to $4.1 million for the nine months ended September 30, 2006 from $3.0 million for the nine months ended September 30, 2005. The increase in interest expense is primarily the result of time deposits repricing during the nine months ended September 30, 2006 at significantly higher rates. The rates paid on interest-bearing deposits were approximately 2.83% for the nine months ended September 30, 2006, as compared to 2.07% for the comparable period in 2005. During 2003, the Company began to utilize a deposit acquisition program with QwickRate®, a certificate of deposit (“CD”) listing service. As of September 30, 2006 and December 31, 2005, CDs outstanding through this program were $33.0 million with an average rate of 5.44% and $31.9 million with an average rate of 4.02%, respectively.

During the nine months ended September 30, 2006, the Bank decreased the loan loss provision by $0.2 million as compared to a $0.4 million increase for the nine months ended September 30, 2005. This is a result of a decrease of $4.0 million in non-accrual, past due and restructured loans at September 30, 2006 as compared to December 31, 2005, coupled with the decrease in the gross loan portfolio discussed above. The provision for loan losses is the result of management’s assessment of the adequacy as more fully discussed within the “Critical Accounting Policies.”

Non-interest income during the nine months ended September 30, 2006 was $1.8 million, decreasing by $0.1 million for the same period in 2005 of $1.9 million. Non-interest expense was $7.5 million during the nine months ended September 30, 2006, substantially unchanged form the prior period in 2005.

Income tax expense was $0.4 million for the nine months ended September 30, 2006 compared to income tax expense of $0.3 million for the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 was approximately 28% compared to an effective tax rate of approximately 27% for the same period in 2005. The increase in the effective tax rate for 2006 from that experienced in 2005 is due to improved operating results as well as certain non-recurring permanent differences (including income related to the surrender of all key person life insurance policies) creating taxable income. In addition, based on its evaluation of all positive and negative evidence, the Company reversed a valuation allowance on its recorded net deferred tax asset during the third quarter of 2006. The effect of reversing this valuation allowance was to decrease income tax expense by $0.1 million during the nine months ended September 30, 2006.

M&F BANCORP, INC. AND SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY YIELDS AND RATES

For the nine months ended September 30,

(Dollars in thousands)

	2006			2005
	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
Assets
Loans(1)	$163,991	7.52%	$9,244	$168,694	7.03%	$8,896
Investment securities	32,376	4.79%	1,162	25,287	3.51%	665
Interest-earning deposits	29,604	4.77%	1,059	16,645	3.00%	375

Total interest-earning assets	225,971	6.76%	$11,465	210,626	6.29%	$9,936

Allowance for loan losses	(2,722)			(2,658)
Cash and due from banks	4,517			4,216
Other assets	12,036			19,306

Total assets	$239,802			$231,491

Liabilities and shareholders’ equity
Savings, NOW, and money market accounts	$82,239	1.55%	$953	$93,115	1.58%	$1,106
Certificates of deposit	80,456	4.14%	2,499	61,760	2.81%	1,301

Interest-bearing deposits	162,695	2.83%	3,452	154,875	2.07%	2,407
Other borrowings	17,599	4.54%	599	17,171	4.71%	607

Total interest-bearing liabilities	180,294	3.00%	4,051	172,046	2.34%	3,014

Noninterest-bearing deposits	32,659			33,656
Other liabilities	5,880			5,574
Shareholders’ equity	20,969			20,216

Total liabilities and shareholders’ equity	$239,802			$231,491

Net interest income			$7,414			$6,922

Net interest rate spread(2)		3.76%			3.95%

Net interest margin(3)		4.37%			4.38%

1.	Non-accrual loans have been included.
2.	The interest rate spread is the interest earning assets rate less the interest-earning liabilities rate.
3.	Net interest margin is net interest income divided by total interest-earning assets.

M&F BANCORP, INC. AND SUBSIDIARY

Results of Operations – Comparison for the three months ended September 30, 2006 and 2005

Net income for the three months ended September 30 was approximately $0.4 million for both 2006 and 2005. Total interest income increased $0.4 million or 11.43% to $3.9 million for the three months ended September 30, 2006 compared to $3.5 million for the comparable period in 2005.

Interest income on loans decreased $0.1 million due to a decrease in average loans outstanding to $161.8 million from $169.3 million for the three months ended September 30, 2006, offset by an increase in yield from 7.36% to 7.49%, respectively. Interest income on securities increased 150.00% when comparing the three months ended September 30, 2006 with the same period in 2005. This increase was the result of an increase in the average investment securities portfolio from 2005 to 2006 from $24.7 million in 2005 to $39.6 million in 2006. The yield on the securities portfolio for the period ended September 30, 2006 increased to 5.08% from a yield of 3.62% for the same period in 2005. Other interest income, primarily interest and dividends on investment securities, increased to $0.502 million in 2006 from $0.224 million in 2005. The increase is related to an increase in the underlying asset base coupled with continued increases in interest rates earned.

Total interest expense increased 39.36% to $1.5 million for the three months ended September 30, 2006 from $1.1 million for the three months ended September 30, 2005. The increase in interest expense is primarily the result of time deposits repricing during the three months ended September 30, 2006 at significantly higher rates, coupled with the continued change in the mix of deposits and funding in this period derived from higher cost sources. The rates paid on interest bearing-deposits were approximately 3.18% for the three months ended September 30, 2006 as compared to 2.38%, for the comparable period in 2005. During 2003, the Company began to utilize a deposit acquisition program with QwickRate®, a CD listing service. As of September 30, 2006 and December 31, 2005, CDs outstanding through this program were $33.0 million with an average rate of 5.44% and $31.9 million with an average rate of 4.02%, respectively. During the three month period ending September 30, 2006, fundings aggregated $11.5 million with an average rate of 5.84%.

During the three months ended September 30, 2006, the loan loss provision was substantially unchanged from the three months ended September 30, 2005. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

Non-interest income during the three months ended September 30, 2006 decreased 28.57% to $0.5 million from $0.7 million for the same period in the prior year. Non-interest expense during each of the three month periods ended September 30, 2006 and 2005 was approximately $2.5 million.

An income tax benefit of $62 thousand was recorded for the three months ended September 30, 2006 compared to income tax expense of $0.184 million for same period in 2005. The effective tax rate for the three months ended September 30, 2006 was approximately 28% compared to an effective tax rate of approximately 21% for the same period in 2005. The increase in the effective tax rate for 2006 for that experienced in 2005 is due to improved operating results as well as certain non-recurring permanent differences (including income related to the surrender of all key person life insurance policies) creating taxable income. During the quarter ended September 30, 2006, the Company reversed a valuation allowance on its recorded net deferred tax asset. The effect of reversing this valuation allowance was to decrease income tax expense by $.1 million during the three months ended September 30, 2006.

M&F BANCORP, INC. AND SUBSIDIARY

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS’ EQUITY YIELDS AND RATES

For the three months ended September 30,

(Dollars in thousands)

	2006			2005
	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
Assets
Loans(1)	$161,842	7.49%	$3,031	$169,303	7.36%	$3,117
Investment securities	39,563	5.08%	502	24,748	3.62%	224
Interest-earning deposits	29,913	4.93%	369	17,571	3.55%	156

Total interest-earning assets	231,318	6.75%	$3,902	211,622	6.61%	$3,497

Allowance for loan losses	(2,531)			(2,803)
Cash and due from banks	3,723			4,412
Other assets	9,522			14,457

Total assets	$242,032			$227,688

Liabilities and shareholders’ equity
Savings, NOW, and money market accounts	$86,014	1.72%	$370	$90,087	1.75%	$395
Certificates of deposit	81,389	4.73%	962	61,794	3.29%	508

Interest-bearing deposits	167,403	3.18%	1,332	151,881	2.38%	903
Other borrowings	17,594	4.57%	201	17,630	4.47%	197

Total interest-bearing liabilities	184,997	3.31%	1,533	169,511	2.60%	1,100

Noninterest-bearing deposits	31,530			32,464
Other liabilities	4,167			5,422
Shareholders’ equity	21,338			20,291

Total liabilities and shareholders’ equity	$242,032			$227,688

Net interest income			$2,369			$2,397

Net interest rate spread(2)		3.44%			4.01%

Net interest margin(3)		4.10%			4.53%

1.	Non-accrual loans have been included.
2.	The interest rate spread is the interest earning assets rate less the interest-earning liabilities rate.
3.	Net interest margin is net interest income divided by total interest-earning assets.

M&F BANCORP, INC. AND SUBSIDIARY

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowances for loan losses are calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The allowance for loan losses as of September 30, 2006, was $2.5 million or 1.57% of total loans outstanding compared with $2.9 million or 1.74% of total loans outstanding as of December 31, 2005. The allowance for loan losses as of September 30, 2006, as percentage of total loans, decreased from the recorded level as of December 31, 2005 based on the result of management’s assessment of risk in the loan portfolio. Management evaluates non-performing assets and total classified assets as well as trends in delinquencies, charge-offs, and select economic conditions. Management also considers the overall size of the loan portfolio.

The allowances for loan losses are maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowances are increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provisions are calculated to bring the allowances to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management determines that a loan is uncollectible based on approved corporate loan policies. Loans classified as doubtful or as a loss are charged to the allowance at 50% and 100% of the remaining principal balance, respectively.

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

The following table presents an analysis of the allowance for loan losses as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Balances at beginning of period	$2,921	$2,512
Loans charged off:
Commercial	3	13
Real estate	192	190
Installment and others	107	117

Total charge-offs	302	320

Recoveries:
Commercial	13	—
Real estate	31	5
Installment and others	38	69

Total recoveries	82	74

Net charge-offs	(220)	(246)

Provisions (credit) for loan losses	(179)	655

Balances at end of period	$2,522	$2,921

Ratio of net charge-offs to average loans	0.13%	0.15%

M&F BANCORP, INC. AND SUBSIDIARY

Non-Performing Assets

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

During May 2006, the FDIC and the NCCB began a joint examination of the Bank as of December 31, 2005 and for the year then ended. The field work for this exam has been completed. A final written report was issued during October 2006.

As of September 30, 2006, non-performing assets were $1.6 million, a decrease of $4.2 million from the $5.8 million as of December 31, 2005. The significant improvement in non-performing assets primarily resulted from the improved cash flow and payment performance of two large real estate loans. The majority of the Bank’s non-performing assets are secured by real estate. The Bank monitors the value of the underlying collateral for each loan as well as the borrowers’ repayment ability to determine any losses. As of September 30, 2006, the Bank determined that there were no material losses in the non-performing assets.

In response to concerns over the asset quality of the Bank’s loan portfolio raised during the 2004 Regulatory Exam, management has made certain enhancements to the Bank’s loan policies, including more closely reviewing loan documentation prior to and after loan closings, diversification of the loan portfolio, and reacting in a timelier manner to borrowers with weakened financial conditions. Each of these activities, among others, is being utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses. During the first nine months of 2006, the allowance for loan losses decreased by $0.4 million resulting from the favorable provision.

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

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accruing loans	$1,153	$4,678
Accruing loans delinquent 90 days or more	53	559
Foreclosed assets	420	544

Total non-performing assets	$1,626	$5,781

Percentage of total assets	0.66%	2.35%

Non-accruing loans decreased significantly during the nine month period ended September 30, 2006 primarily as a result of two classified loans aggregating $3.7 million being upgraded during the first quarter of 2006, offset by the effects of changes in economic conditions and an increased level of net charge-offs during the first nine months of 2006. Management considers the allowance for loan losses of $2.5 million as of September 30, 2006 to be sufficient to cover the probable loan losses. Management will continue to monitor all non-accrual loan relationships to gain visibility to improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

M&F BANCORP, INC. AND SUBSIDIARY

Foreclosed assets were $.4 million as of September 30, 2006, a $.1 million decrease from December 31, 2005. The Bank is actively marketing all foreclosed assets. The reduction in foreclosed assets resulted from the sale of several small foreclosed residential properties.

There were no restructured loans as of September 30, 2006 or as of December 31, 2005.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Bank’s liquidity position, as defined, increased from 24.18% as of December 31, 2005 to 26.54% or $69.3 million as of September 30, 2006. The liquidity ratio is defined as the sum of net cash, overnight funds, and marketable U.S. government and agency securities with maturities of less than one year divided by the sum of net deposits and short-term borrowings. Management believes that core deposit activity, available borrowings from the Federal Home Loan Bank and the Federal Reserve will be adequate to meet the short-and long-term liquidity needs of the Bank.

In response to the 2004 Regulatory Exam, management of the Bank determined that it would more actively manage the Bank’s liquidity position by establishing target goals that can be met and maintained while at the same time providing adequate funds for both loans and withdrawals.

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

Capital Resources

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated condensed financial statements. As of September 30, 2006 and December 31, 2005, the capital, as defined by regulatory agencies, levels of the Bank is as indicated below:

	Capital
	Risk Based	(a) Tier 1	(b) Tier 1	Minimum Required Capital
September 30, 2006	13.06%	11.74%	8.48%	6.00%
December 31, 2005	12.12%	10.77%	8.16%	6.00%

a)	to risk weighted assets
b)	to average assets

M&F BANCORP, INC. AND SUBSIDIARY

Impact of Inflation and Changing Prices

The Bank has an asset and liability composition that is distinctly different from a company with substantial investments in tangible assets such as inventory and property, plant and equipment because the majority of its assets are monetary in nature. As a result, the Bank’s performance may be significantly influenced by changes in the current and expected interest rate environment. Although the banking industry is more affected by changes in interest rates than by inflation in the prices of goods and services, inflation is a factor that may influence interest rates. However, the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. Inflation does affect operating expenses of the Bank as personnel costs, as well as the cost of outside services and supplies tend to increase more during periods of high inflation.

Off-Balance Sheet Arrangements

The Bank has certain off-balance sheet arrangements comprised of unfunded loan commitments and letters of credit as outlined in the table below.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Total unfunded loan commitments	$19,834	$29,638
Letters of credit	$3,319	$3,583

Selected Categories Included in Unfunded Loan Commitments:
Minority bank loan program	$9,000	$10,000
Home equity lines	$926	$1,072
Consumer overdraft protection lines	$1,639	$761

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal accounting officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s financial reporting and disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in internal control over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as discussed below.

As of June 30, 2006, management determined that the Company’s disclosure controls and procedures were not appropriately designed and were not effective because of certain significant deficiencies in the area of payroll and benefits (“Payroll”) as more fully disclosed in Part I, Item 3 of our report on Form 10-QSB for the second quarter of 2006.

On August 18, 2006, certain proposed changes in the design and operation of disclosure controls and procedures in the area of Payroll, as more fully disclosed in Part I, Item 3 of our report on Form 10-QSB for the second quarter of 2006, were approved by the Company’s Chief Executive Officer and Chief Financial Officer. These procedures were implemented as of September 15, 2006. Management believes that the procedures implemented are significant and will improve the Company’s internal controls over financial reporting and disclosures. The Company also believes that the implementation of these procedures will remediate the deficiencies in the area of Payroll and that these deficiencies did not have a material impact on the accuracy of the Company’s condensed consolidated financial statements and disclosures made within this report on Form 10-QSB.

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

M&F Bancorp, Inc.

Date: November 14, 2006	By:	/s/ Ronald Wiley
Ronald Wiley
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Jonathan Sears Woodall
Jonathan Sears Woodall
Chief Financial Officer