Form 10KSB
period 2006-12-31
M&F BANCORP INC /NC/
filed 2007-03-30
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $18,042,386

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $16,013,637 based on the closing price of such common stock on March 21, 2007, which was $9.50 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,685,646 shares of common stock outstanding at March 21, 2007.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on May 16, 2007 (the “Proxy Statement”), are incorporated by reference into Part III.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

FORM 10-KSB INDEX

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains and incorporates by reference statements relating to future results of M&F Bancorp, Inc. (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in Item 1: “Description of Business” and Item 6: “Management’s Discussion and Analysis.” These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses as well as, deposit mix and related cost and investment portfolio composition and associated fully equivalent taxable yields. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as, other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements and factors that may cause actual results to differ materially are also discussed within Item 6: “Management’s Discussion and Analysis.” Broadly speaking, forward-looking statements include:

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

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “might,” “believe,” “estimate,” “expect,” “plan,” “could,” “may,” “should,” “will,” “would”, or similar expressions. Do not unduly rely on forward-looking statements. They detail management’s expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made, and management may not update them to reflect changes that occur after the date the statements are made.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Based in Durham, North Carolina (“NC”), M&F Bancorp, Inc. (the “Company”) is the holding company for Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank that was organized in 1907 and began operations in 1908.

The Company, established in 1999, is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s sole activity currently consists of owning the Bank. The Company’s principal source of income is any dividends, which are declared and paid by the Bank on its issued and outstanding capital stock. The Company uses such income to pay dividends to shareholders and cover expenses.

The majority of the Company’s operations occur at the Bank level. Throughout this Annual Report on Form 10-KSB, results of operations will be discussed by referring to the Bank’s operations unless a specific reference is made to the Company and its operating results apart from those of the Bank.

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

GENERAL DESCRIPTION OF MARKET AREA

The Bank has three offices in Durham, NC, two offices in Raleigh, NC, three offices in Charlotte, NC, and one office in Winston-Salem, NC. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2006, based on the FDIC Summary of Deposit Data accumulated and ranked within the related geographic metropolitan statistical area: (i) Durham had 20 commercial banks and savings associations, and the Bank ranked 11th in deposit size; (ii) Raleigh had 29 commercial banks and savings associations, and the Bank ranked 17th in deposit size; (iii) the Charlotte metropolitan area had 46 commercial banks and savings associations, and the Bank ranked 36th in deposit size: and (iv) Winston-Salem had 19 commercial banks and savings associations, and the Bank ranked 16th in deposit size.

LENDING ACTIVITIES

General. The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2006, approximately 94% of the Bank’s loan portfolio was secured by real property, 5% was secured by personal property, and less than one percent was unsecured. On December 31, 2006, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.0 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Loan Portfolio Composition. The Bank’s consolidated gross loan portfolio, before the effects of $0.37 million in deferred origination fees (net), totaled approximately $161.9 million at December 31, 2006 representing 60.41% of the Bank’s total assets. As of December 31, 2006, approximately 62.40% of the Bank’s gross loan portfolio was composed of adjustable rate loans, and approximately 37.60% of the Bank’s gross loan portfolio was composed of fixed rate loans. As of December 31, 2006, approximately $4.0 million, or 2.47%, of the Bank’s gross loan portfolio was composed of consumer loans. On such date, approximately $4.1 million, or 2.53%, of the Bank’s gross loan portfolio was composed of commercial loans, approximately $152.6 million, or 94.3%, consisted of real estate loans and the remaining insignificant amount consisted of other loans.

Origination, Purchase and Sale of Loans. Residential mortgage loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, although the Bank does not originate loans for the purpose of sale, the Bank believes such loans are saleable in the secondary market. The Bank did not purchase, nor did it sell any loans in fiscal years 2006 or 2005.

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

In 2005, the Board of Directors of the Bank approved a new credit classification system to evaluate the risks inherent in the Bank’s loan portfolio. During 2006, management undertook an evaluation of the loan portfolio based on this new classification system. The results of this evaluation have been taken into consideration in determining provisions to the allowance for loan losses during 2006. This approach did not have a material impact on the financial results or on the amount included in the allowance for loan losses during 2006.

As of December 31, 2006, the Bank had approximately $7.7 million of loans classified as “substandard,” no loans classified as “doubtful,” and no loans classified as “loss.” Total classified assets as of December 31, 2006 and 2005 were approximately $16.0 million and $16.3 million, respectively.

In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. As of December 31, 2006, the Bank had approximately $8.3 million of loans in the “special mention” category, as compared to $4.3 million as of December 31, 2005.

When an insured institution classifies problem assets as either substandard or doubtful, management analyzes the loan for the purpose of determining if the loan is impaired. In making this determination, the Bank follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. As described below, the assessment of whether a loan is impaired is an integral component in determining an appropriate estimate of the valuation allowance. When an insured institution classifies problem assets as “loss,” it charges off the balance of the asset. The Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Commissioner, which can order the establishment of additional loss allowances.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The Bank prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk as a dollar amount. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan, along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors and associated weighting are different for each category. Qualitative factors include: levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Bank’s loan review system; and regulatory requirements. The total allowance thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the Consolidated Financial Statements for the year ended December 31, 2006 for additional information regarding the determination of the provision and allowance for loan losses.

The Bank follows the guidance of SFAS No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS No. 5 requires that losses be accrued when they are probable of occurring and estimatable. SFAS No. 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. SFAS No. 114 excludes smaller balance and homogeneous loans, which are collectively evaluated for impairment, from impairment reporting. Therefore, the Bank has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, or worse, classified as nonaccrual, and troubled debt restructurings may be evaluated for impairment.

Loans are evaluated for nonaccrual status when principal or interest is delinquent for 90 days or more and are placed on nonaccrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any interest payments subsequently received are recognized as income unless, in management’s opinion, a potential for loss remains. Interest payments received on loans, where management believes a potential for loss remains, are applied as a reduction of the loan principal balance.

Management actively monitors the Bank’s asset quality, charges off loans against the allowance for loan losses when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic or other qualitative factors differ substantially from the conditions in the assumptions used in making the initial determinations.

INVESTMENT SECURITIES

Interest income from investment securities generally provides a significant source of income to the Bank. In addition, the Bank receives interest income from interest on overnight deposits with other financial institutions.

On December 31, 2006, the Bank’s investment securities portfolio totaled approximately $53.2 million and consisted of U.S. Government agency and mortgage-backed securities, obligations of states and political subdivisions and a single equity security holding.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Deposits. In recent years, the Bank has experienced consistent deposit growth. On December 31, 2006 and 2005, the Bank’s deposits totaled approximately $223.8 million and $203.8 million, respectively. The Bank participates in a national listing service, QwickRate®1, to offer deposits to other financial institutions and it has three brokered certificates of deposit through CDARs®2. During 2006, approximately $16.7 million of growth was in certificates of deposits with institutional and commercial customers primarily obtained through QwickRate® and brokered through CDARs®. The majority of these deposits has a one-year term and reprice at market rates upon maturity.

The Bank attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Bank offers savings accounts, interest-bearing and noninterest-bearing checking accounts, and fixed interest rate certificates with varying maturities. All deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition and other factors. Traditionally, the Bank’s deposits have been obtained primarily from its market areas. The Bank utilizes traditional marketing methods to attract new customers and deposits, including print media advertising and direct mailings. The Bank does not advertise for deposits outside of its local market areas.

COMPETITION

The Bank faces strong competition in both attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its market areas within North Carolina, including large financial institutions, which have greater financial and marketing resources available to them. The Bank has also recently faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends on its ability generally to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2006, based the FDIC Summary of Deposits Report, the Bank’s market share of the deposits in Durham, NC was approximately 1.9%, and less than one percent in each of Raleigh, Charlotte and Winston-Salem, NC.

EMPLOYEES

As of December 31, 2006, the Company and the Bank had a total of 87 employees (including two named executive officers), including 85 full-time equivalent employees.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.mfbonline.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

Additionally, the Company’s corporate governance policies, including the charters of the Audit, Compensation, and Corporate Governance and Nominating committees; and its Codes of Ethics may also be found under the “Investor Relations” section of the Company’s website. The Company elects to disclose any amendments to or waivers of any provisions of its Code of Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

[1]

QwickRate sponsors a national brokered certificate of deposit market place, primarily for banks and credit unions and was founded in 1986. Currently, over 1,800 institutions participate. For additional information about QwickRate (the company and the product), see www.qwickrate.com.

[2]

The Certificates of Deposit Account Registry Service (“CDARs®”) is offered by Promontory Interfinancial Network, LLC (“Promontory”) of Arlington, Virginia. Promontory currently reports more than 900 banks are participants in the CDARs® program. For additional information about Promontory and CDARs®, see www.cdars.com.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

SUPERVISION AND REGULATION

Bank holding companies and commercial banks are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and regulations that apply to the Company and Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions cited below and are not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

The FDIC and the Commissioner completed examinations during 2005 and 2006. As a result of these examinations, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continually to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements. Management has reported to the regulators on a quarterly basis throughout the period following the examinations, providing progress reports on each of the examiners’ recommendations.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was signed into law in 2002 (“Sarbanes-Oxley”) and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of the Sarbanes-Oxley Act has been wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of the Sarbanes-Oxley Act became effective immediately while other provisions have subsequently been implemented or will be implemented in the future.

In general, the Sarbanes-Oxley Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because the Sarbanes-Oxley Act, for the most part, applies equally to larger and smaller public companies, we will be presented with additional challenges as a smaller financial institution seeking to compete with larger financial institutions in our market. In 2006, the SEC announced (with respect to certain categories of reporting companies, including the Company) a delay in requiring disclosure of (i) internal controls over financial reporting, until the first fiscal year ending on or after July 15, 2007; and (ii) independent auditor’s attestation report on management’s assessment of the company’s internal control over financial reporting, until the first fiscal year ending after December 15, 2008.

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

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also presents the Company with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $500.0 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2006.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

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

Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. Due to its severe consequences, the FDIC historically uses insurance termination as an enforcement action of last resort and the termination process itself involves substantial notice, a formal adjudicative hearing and federal appellate review. In instances where deposit insurance is terminated, the financial institution is required to notify its depositors and insured funds on the date of termination that they will continue to be insured for at least six months and up to two years, at the discretion of the FDIC. After the date of termination, no new deposits accepted by the financial institution will be federally insured.

Federal Deposit Insurance Reform. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. In December 2004, the FHLB of Atlanta implemented a new capital plan. As a member of the FHLB of Atlanta and under the new capital plan, the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2006, the Bank was in compliance with this requirement.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or

M&F BANCORP, INCORPORATED AND SUBSIDIARY

3% in the case of an institution with the highest examination rating. An institution is considered “significantly undercapitalized” if the institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and is considered “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%. As of December 31, 2006, the Company and the Bank were classified as “well capitalized”.

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

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder. Section 23A places limits on the amount of:

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

Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Additional regulations also establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

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

At December 31, 2006, the Company conducted its business from the headquarters office in Durham, NC, and its nine branch offices in Durham, Raleigh, Charlotte and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank’s properties as of December 31, 2006. Rent expense incurred by the Bank under leases totaled approximately $0.05 million for the year ended December 31, 2006.

Address	Tax Value of Property	Owned	Leased	Deposits*	ATM
Main Banking Office 116 West Parrish Street Durham, North Carolina	n/a		✓	$64,163
Corporate Office 2634 Chapel Hill Boulevard Durham, North Carolina	$3,368,343	✓		$17,214
Mutual Plaza Durham, North Carolina	n/a		✓	$432
2705 Chapel Hill Boulevard Durham, North Carolina	$355,051	✓		$38,395	✓
13 East Hargett Street Raleigh, North Carolina	$733,652	✓		$44,021
1824 Rock Quarry Road Raleigh, North Carolina	n/a		✓	$10,500	✓
2101 Beatties Ford Road Charlotte, North Carolina	$196,900	✓		n/a
101 Beatties Ford Road Charlotte, North Carolina	$339,500	✓		$23,196
770 Martin Luther King Drive Winston Salem, North Carolina	$645,000	✓		$23,687	✓
3225 Sugar Creek Road Charlotte, North Carolina	n/a		✓	$2,221	✓
Durham Bulls Ballpark Durham, North Carolina	n/a			n/a	✓

*	In thousands

The total net book value of the Company’s furniture, fixtures and equipment, as well as rights under capital lease, on December 31, 2006 was $1.2 million. All properties are considered by management to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Note 5 to the consolidated financial statements, which note is incorporated herein by reference.

Any property acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until the time it is sold or otherwise disposed of by the Bank in an effort to recover its investment. At December 31, 2006, the Bank recorded $0.9 million in real estate acquired in settlement of loans.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in legal proceedings occurring in the ordinary course of business. However, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material adverse change in the Company’s consolidated financial condition or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MFBP”.

As of March 12, 2007, there were 1,685,646 shares of the Company’s common stock outstanding, which were held by 1,113 shareholders of record, (not including persons or entities whose stock is held in nominee or ‘street’ name through various brokerage firms or banks). The following table shows the high and low sale price of the Company’s common stock for the previous eight quarters. These quotations reflect inter dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. No stock dividend was paid during any of the fiscal quarters listed.

Quarterly Common Stock Market Price Ranges and Dividends

2006 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$12.00	$13.00	$11.50	$10.25
Low	$9.15	$9.00	$9.10	$9.55
Close	$10.50	$10.10	$9.55	$9.90
Dividend	$0.05	$0.05	$0.05	$0.05

2005 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$13.23	$19.50	$12.75	$14.99
Low	$10.35	$11.30	$11.50	$10.50
Close	$13.10	$11.50	$12.75	$11.50
Dividend	$0.05	$0.05	$0.05	$0.05

The Company did not sell any of its securities in the last three fiscal years, which were not registered under the Securities Act

The Company did not repurchase any shares of its common stock during 2006 or 2005.

See “Item 1. Business – Supervision and Regulation – Dividend and Repurchase Limitations” above for regulatory restrictions, which limit the ability of the Company to pay dividends.

The following table sets forth information as of December 31, 2006 regarding equity compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,200	$7.84	145,800
Equity compensation plans not approved by security holders	—	—	—

Total	25,200	$7.84	145,800

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Management’s Discussion and Analysis (the “MD&A”) is provided to assist readers in their analysis of the Company’s Consolidated Financial Statements and supplemental financial information. The MD&A should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein. See “Item 1 – Description of Business”, above, which section is incorporated herein by reference. Because the Company’s primary asset is the Bank, the discussion that follows focuses on the Bank’s business and operations.

EXECUTIVE OVERVIEW

Review of 2006

Earnings increased by $1.0 million, or 131.3%, in 2006 from 2005, which was the result of increased net interest income, lower provisions for loans losses and a reduction in Noninterest Expense. During 2006, the Bank benefited from the rising interest rate environment with respect to overnight cash deposits, loans and investment securities, which in aggregate exceeded the negative impact on deposits. As of December 31, 2006, the ratio of the Bank’s rate sensitive assets to rate sensitive liabilities was 103.11% within one year, meaning the Bank was in a relatively neutral gap position. In a neutral gap position, assets and liabilities repricing is the same in either a rising or falling interest rate environment. In addition to the increase in net interest income, in response to remediation of certain loan quality issues discussed below, the Bank recorded a credit for loan losses of $0.05 million in 2006, compared to a provision of $0.66 million in 2005. Nonperforming assets decreased $4.4 million or 75.9% when comparing December 31, 2006 with December 31, 2005. This decrease in nonperforming assets primarily related to the Bank placing two large loan relationships back on accrual status.

The FDIC and the Commissioner completed examinations during 2005 and 2006. As a result of these examinations, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continue to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements. Management has reported on a quarterly basis to the regulators throughout the period following the examinations, providing progress reports on each of the examiners’ recommendations.

In the opinion of management, the Company achieved some significant milestones and financial goals during 2006, most notably:

•	Asset growth to approximately $268.0 million, a record level,

•	In response to low loan production, increasing our investment portfolio to $53.2 million,

•	Entering into a strategic depository relationship agreement with a money center bank in the aggregate amount of $15.0 million during the fourth quarter

The following factors significantly affected 2006 earnings and financial position:

•

Net interest income increased approximately $0.5 million, due to the increase in the average yield of interest-earning assets exceeding the impact of the increase in the average cost of interest-bearing liabilities, as exhibited later in the “Average Balances and Interest Income Analysis”.

•

In response to a significant improvement in overall asset quality of the loan portfolio, exemplified by nonperforming assets reducing from $5.8 million in 2005 to $1.4 million in 2006, resulting in the provision for loan losses decreasing by $0.7 million from 2006 to 2005.

•	Total noninterest income moderated during 2006 by approximately $0.4 million, largely related to the maturation of the Bank’s bounce protection program, which was introduced in May 2005.

•

Salaries and employee benefits decreased by approximately $1.0 million. The primary factor was the additional pension cost recognized during 2005 associated with the nonqualified Supplemental Executive Retirement Plan (the “SERP”) of $0.6 million related to special termination benefits and curtailment losses.

Outlook for 2007

During the second half 2006, under the leadership of its new chairman, the Federal Open Market Committee maintained a stable rate environment, with the target Federal Funds rate cresting at 5.25%. Based on a recent economists’ forecast survey published by Bloomberg (dated March 7, 2007), the consensus forecast is for rates to remain stable during the first three quarters of 2007, dropping by 25 basis points during the fourth quarter of 2007. As of December 31, 2006, the Bank was in a relatively neutral gap position of 103.11% (defined as rate sensitive assets divided by rate sensitive liabilities, as exhibited later in the “Interest Rate Sensitivity (Gap Analysis)”).

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The Bank shall endeavor to grow its loan portfolio, using both deposit growth and alternative borrowing sources to fund such loan growth. During the second half of 2006, the Bank recruited and hired four experienced loan officers, including two city executives.

Although 2007 may continue to bring a mixed economic environment, the Company remains optimistic about its ability to perform under varying economic conditions. In the near term, the Company will undertake conversion of its underlying core information and ancillary systems, scheduled to occur during the second quarter of 2007. This core system migration will allow the Bank to better serve existing customers, provide a basis for expanding the current suite of products and services as well as provide management with more accurate and timely information upon which to assess and make critical decisions. Over the longer term, the Company plans to continue to diversify and broaden its market, customer and economic base, when favorable conditions and resources allow, as we seek to generate stable and sustainable earnings for our shareholders.

As management looks forward, there are several key challenges that the Company will face, namely:

•	Technology changes, including the core information and ancillary systems migration, scheduled for the second quarter of 2007,

•	Asset quality, continuing the marked improvement experienced in 2006,

•	Interest rate volatility, managing associated risk through a more focused and effective asset liability management process,

•	Improving operating efficiency, improving people, process and systems,

•	Relationship banking, linking loan and core deposit growth.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in preparation of our consolidated financial statements. Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and consider these critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be appropriate and reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

We believe the following are critical accounting policies that require management’s judgment in making significant estimates and assumptions that are particularly susceptible to significant change.

Provisions and Allowances for Loan Losses – The allowance for possible loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

A reserve, recorded as a specific reserve in the allowance for loans losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Bank’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Bank discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Bank’s control. For the homogeneous pools of loans that have not been specifically identified, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective, as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

Investment Securities – Securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported within Other Comprehensive Income and as a separate component of Consolidated Shareholders’ Equity. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for the security’s performance, and credit worthiness. Held to maturity and available for sale securities with fair value below their costs that represent other-than temporary impairments result in write-downs of the individual securities to their fair value. The related write-downs are included in consolidated earnings as realized losses. Bank policy prohibits trading within the portion of the bond portfolio classified as “securities to be held to maturity”. Additionally, certain of the bonds in the “available for sale” portfolio have maturities of five years or greater and, therefore these securities are subject to greater market volatility than similar securities with maturities of two years or less.

Defined Benefit Plans – As discussed in Note 9, the Company maintains a noncontributory defined benefit cash balance pension plan (the “Plan”) covering all employees who qualify under length of service and other requirements, the Supplemental Executive Retirement Plan (“SERP”) and postretirement benefits for two former executives (the “Postretirement Plan”). The SERP, which is unfunded, provides certain individuals’ pension benefits, outside the Plan, based on average earnings, years of service and age at retirement. The Postretirement Plan provides for the payment of medical premiums for two individuals set at a maximum amount for the remainder of their lives.

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to the Plan, SERP and Postretirement Plan benefit obligations to employees and former employees under these arrangements. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

In determining the discount rate assumption, we utilize current market information and liability information provided by our external actuaries, including a discounted cash flows analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The Moody’s Aa Corporate Bond Index is consistently used as the basis for the discount rate with this measure confirmed by the yield on other broad bond indices. Additionally in 2006, we supplemented our discount rate decision with a yield curve analysis. The yield curve was applied to the expected future retirement plan payments to adjust the discount rate to reflect the cash flow characteristics of the plans. The yield curve was developed by the plans’ actuaries and is a hypothetical double A yield curve represented by a series of annualized discount rates reflecting bond issues having a rating of Aa or better by Moody’s Investors Service, Inc. or a rating of AA or better by Standard & Poor’s.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

SELECTED FINANCIAL DATA

The following table presents selected consolidated historical financial data of the Company for periods indicated. This financial data should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Financial Highlights

	For the Years Ended December 31,
in thousands (except per share data)	2006	2005	2004	2003	2002
Interest income	$15,460	$13,553	$12,636	$12,007	$11,757
Interest expense	5,689	4,252	3,198	3,363	3,547

Net interest income	9,771	9,301	9,438	8,644	8,210
Provisions (credit) for loan losses	(49)	655	465	500	738

Net interest income after provision (credit) for loan losses	9,820	8,646	8,973	8,144	7,472
Noninterest income	2,582	2,985	2,759	2,408	2,168
Noninterest expense	10,190	10,675	9,991	8,804	8,143

Income before income taxes	2,212	956	1,741	1,748	1,497
Income taxes	426	184	602	473	461

Net income	$1,786	$772	$1,139	$1,275	$1,036

Per share
Net income:
Basic	$1.06	$0.46	$0.68	$0.76	$0.61
Diluted	$1.05	$0.45	$0.66	$0.75	$0.61
Cash dividends	$0.20	$0.20	$0.20	$0.18	$0.16
Book value	$12.91	$12.06	$12.07	$11.52	$10.79
Share price
High	$13.00	$19.50	$12.50	$9.95	$7.75
Low	$9.00	$10.35	$9.63	$6.26	$5.00
Close	$9.90	$11.50	$12.50	$9.88	$6.13
Average shares outstanding
Basic	1,686	1,686	1,686	1,686	1,693
Diluted	1,696	1,726	1,718	1,692	1,693
Performance ratios
Return on average assets	0.72%	0.33%	0.51%	0.63%	0.59%
Return on average equity	8.44%	3.87%	5.69%	7.16%	5.81%
Average equity to average assets	8.57%	8.42%	9.02%	8.78%	10.11%
Dividend payout	18.87%	43.65%	29.60%	23.80%	26.15%
Efficiency ratio	82.49%	86.88%	81.92%	79.65%	78.46%
Balances at year end
Assets	$268,008	$245,815	$230,541	$220,210	$187,431
Investment securities (includes other invested assets)	$54,737	$32,365	$28,548	$32,092	$30,469
Loans (net)	$159,013	$165,228	$166,163	$147,969	$138,134
Allowances for loan losses	$2,501	$2,921	$2,512	$2,276	$2,022
Borrowed funds	$17,816	$17,614	$16,802	$11,829	$16,553
Deposits	$223,829	$203,752	$189,059	$185,898	$149,818
Shareholders’ equity	$21,762	$20,331	$20,340	$19,417	$18,187
Asset quality ratios
Net charge-offs to average loans	0.23%	0.15%	0.14%	0.17%	0.17%
Nonperforming assets to total assets	0.52%	2.35%	1.80%	0.88%	0.55%
Allowance coverage of nonperforming loans	179.28%	50.53%	60.62%	116.84%	197.65%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

RESULTS OF OPERATIONS

2006 COMPARED TO 2005

Interest and fees on loans increased $0.36 million or 3.02% during 2006, which was primarily the result of higher interest rates. The yield on the loan portfolio was 7.55% for 2006 compared to 7.26% for 2005. Interest and dividends on investments increased $0.89 million, a 101.49% increase from 2005. The increase was primarily the result of higher average balances of $36.6 million in 2006, compared to $27.0 million in 2005 and higher yields on both taxable and non-taxable securities. Interest on deposits increased $1.3 million in 2006 from $0.69 million, which represents a 94.20% increase from 2005 resulting from higher interest rates and average balances outstanding. The Bank invested the majority of the deposit growth in primarily nontaxable interest-bearing deposits and investment securities. This investment decision was made in an effort to manage short-term liquidity and to be accretive to earnings in light of modest loan production. This investment strategy was the primary reason that the overall yield on earning assets increased from 6.30% in 2005 to 6.78% in 2006.

This growth in average earning assets was funded primarily through increased time deposits, as the Bank was aggressive in pursuing certificates through an internet rate service and through brokered deposits. Average time deposits increased by approximately $13.1 million when comparing 2006 to 2005. In addition to the higher average time deposit balances, the repricing of the rate paid on time deposits to higher rates also contributed to the increase in interest expense. The average rate paid on time deposits increased from 2.86% for 2005 to 4.28% for 2006. Interest on borrowed funds was stable at $0.81 million in each of 2006 and 2005.

The Bank’s overall interest rate spread decreased in 2006 to 3.68% from 3.93% in 2005 as a result of investing earning assets in interest bearing deposits with other banks, which carry relatively low interest rates and the Bank’s interest bearing liabilities repricing faster than interest earning assets.

During 2006, the Bank recorded a credit provision for loan losses of $0.05 million compared to a provision in 2005 of $0.66 million, a decrease of $0.7 million, resulting from management’s evaluation of the classified loans. In addition to evaluating the status of specific loans, management considered other factors such as the national and local economy. Total nonperforming assets decreased to $1.4 million as December 31, 2006 as compared with $5.8 million at December 31, 2005. In addition to the overall decrease in total nonperforming assets, the nonaccrual loan classification decreased from $4.7 million to $0.4 million. This decrease in total nonperforming assets and nonaccrual loans was the result of marked improvement in certain loan relationships. As a result, management has decreased the allowance for loan losses to $2.5 million as of December 31, 2006. This represents a 14.38% decrease when compared with the allowance for loan losses as of December 31, 2005.

Total noninterest income decreased $0.4 million in 2006 primarily as a result of the bounce protection program maturing, and the reduction in realized gains on the sale of Investment Securities of $0.4 million.

Total salaries and employee benefits decreased approximately $0.97 million during 2006. The Company and the Bank had a total of 87 employees, including 85 full-time equivalent employees at December 31, 2006 compared to 84 employees at December 31, 2005. In 2006, salaries and employee benefits decreased by approximately $0.42 million due to the reduction in staff of seven full time positions occurring in 2005, the cost savings of which were fully realized for the first time in 2006. The 2006 reduction in salaries and benefits was partly mitigated by a $0.01 million increase in contract labor, which is included within Other Noninterest Expense. In addition, whereas in 2005 we recognized $0.57 million in pension cost recorded in the nonqualified SERP, no such costs were recognized in 2006. Occupancy expense increased $0.09 million or 8.22% from the level in 2005 associated with higher insurance, security and repairs and maintenance costs. Miscellaneous other expenses increased $0.39 million in 2006, primarily associated with advertising and contract labor costs. This category is comprised of numerous operating expense accounts.

Income tax expense during 2006 was $0.43 million representing an effective income tax rate of 19.25%; as compared with $0.18 million and 19.25% in 2005, respectively. During 2006, the Company reversed an existing valuation reserve against recorded deferred tax assets in the amount of $0.134 million, of which a $0.010 million income tax benefit was recognized within Other Comprehensive Income and a $0.124 million income tax benefit was recognized within the results from operations. The Company continues to utilize its strategy to purchase and hold investment securities, which are tax-exempt, to manage its fully equivalent taxable yield and effective income tax rate.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

2005 COMPARED TO 2004

Interest and fees on loans increased $0.4 million or 3.43% during 2005, which was primarily the result of higher interest rates. The yield on the loan portfolio was 7.26% for 2005 compared to 7.12% for 2004. Interest and dividends on investments in 2005 of $0.90 million, remained consistent with that of 2004, a 1.57% decrease from 2004. The decrease was primarily the result of lower average balances of $27.0 million in 2005 compared to $27.4 million in 2004 and lower yields on non-taxable securities. Interest on deposits increased to $3.4 million in 2005 from $2.6 million, which represented a 33.64% increase from 2004 resulting from higher interest rates and average balances outstanding. The Bank invested the majority of the deposit growth in interest bearing deposits. This investment decision was made in an effort to manage short-term liquidity and to provide funding for expected loan growth. This investment strategy was the primary reason that the overall yield on earning assets declined from 6.35% in 2004 from 6.30% in 2005.

The growth in average earning assets was funded primarily through increased time deposits, as the Bank was aggressive in pursuing certificates through an internet rate service. Average time deposits increased by approximately $12.9 million when comparing 2005 to 2004. In addition to the higher average time deposit balances, the repricing of the rate paid on time deposits to higher rates also contributed to the increase in interest expense. The average rate paid on time deposits increased from 2.23% for 2004 to 2.86% for 2005. Interest on borrowed funds increased to $0.8 million from $0.6 million, a 30.26% increase due to the average borrowing of $17.2 million for 2005 as compared with $12.9 million for 2004.

The Bank’s overall interest rate spread decreased in 2005 to 3.93% from 4.40% in 2004 as a result of investing earning assets in interest bearing deposits with other banks, which carry relatively low interest rates and the Bank’s interest bearing liabilities repricing faster than interest earning assets.

Provisions for loan losses increased $0.19 million from the prior year’s amount of $0.47 million to $0.66 million, an increase of 40.86%. The increase was the result of management’s evaluation of the classified loans. In addition to evaluating the status of specific loans, management considered other factors such as the national and local economy. Total nonperforming assets increased to $5.8 million as of December 31, 2005 as compared with $4.1 million as of December 31, 2004. In addition to the overall increase in total nonperforming assets, the non-accrual loan classification increased from $1.6 million to $4.7 million. This increase in total nonperforming assets and non-accrual loans was the result of continued deterioration in certain loan relationships. As a result, management increased the allowance for loan losses to $2.9 million as of December 31, 2005. This represented a 16.28% increase when compared with the allowance for loan losses as of December 31, 2004.

Total noninterest income increased $0.23 million in 2005 primarily as a result of the introduction of a bounce protection program in May 2005 and the realized gain on the sale of equity securities in the approximate amount of $0.36 million. The increases were partially offset by a $.04 million grant received in 2004.

Total salaries and employee benefits increased approximately $0.25 million during 2005. The Company and the Bank had a total of 84 employees, including 81 full-time equivalent employees as of December 31, 2005 compared to 96 employees as of December 31, 2004. Salaries and employee benefits decreased by approximately $0.03 million due to the reduction in staff of seven full-time positions since December 31, 2004. Offsetting this impact was the pension cost recorded in the nonqualified SERP of $0.57 million related to special termination benefits and curtailment losses recognized in 2005. Occupancy expense increased $0.2 million or 23.17% from the level in 2004. Miscellaneous other expenses increased $0.4 million in 2005. This category is comprised of numerous operating expense accounts. Increases in audit expense and consulting expense on a year-to-year basis were primarily responsible for the net of which represents a net increase in the other expense category.

Income tax expense during 2005 was $0.18 million, representing an effective income tax rate of 19.25%, as compared with $0.60 million and 34.58% in 2004, respectively. During 2005, the Company began to utilize a strategy of purchasing and holding investment securities, which are tax-exempt, as a tool to manage its fully equivalent taxable yield and effective income tax rate.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

NET INTEREST INCOME

The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last three years.

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

for the years ended December 31,

	2006			2005			2004
dollars in thousands	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense
Assets
Loans(1)	$163,598	7.55%	$12,349	$165,147	7.26%	$11,986	$162,640	7.12%	$11,588
Taxable securities	4,685	6.04%	283	10,029	3.47%	348	9,348	3.26%	305
Nontaxable securities(2)	31,927	4.67%	1,490	17,003	3.13%	532	18,088	3.26%	590
Interest-bearing deposits	27,654	4.84%	1,338	22,798	3.01%	687	8,992	1.70%	153

Total interest-earning assets	227,864	6.78%	15,460	214,977	6.30%	13,553	199,068	6.35%	12,636
Cash and due from banks	4,078			4,444			4,982
All other assets	14,912			17,680			17,759

Total Assets	$246,854			$237,101			$221,809

Liabilities and Shareholders’ equity
NOW deposits	$25,623	1.02%	$261	$22,588	0.72%	$162	$22,465	0.52%	$117
Savings deposits	57,871	1.88%	1,089	70,201	1.86%	1,305	71,952	1.67%	1,205
Time deposits	82,495	4.28%	3,534	69,363	2.86%	1,981	56,459	2.23%	1,258

Interest-bearing deposits	165,989	2.94%	4,884	162,152	2.14%	3,448	150,876	1.71%	2,580
Borrowings	17,599	4.57%	805	17,292	4.65%	804	12,887	4.80%	618

Total interest-bearing liabilities	183,588	3.10%	5,689	179,444	2.37%	4,252	163,763	1.95%	3,198

Noninterest-bearing deposits	32,147			33,303			33,483
Other liabilities	9,952			4,386			4,555
Shareholders’ equity	21,167			19,968			20,008

Total liabilities and shareholders’ equity	$246,854			$237,101			$221,809

Net yield on earning assets and net interest income(2)(3)		4.29%	$9,771		4.33%	$9,301		4.74%	$9,438

Interest rate spread(4)		3.68%			3.93%			4.40%

1.	Non-accrual loans have been included

2.	Yields on nontaxable investments have been adjusted to a tax equivalent basis using combined tax rate of 38.55%, federal rate of 34.00% and State rate of 6.90% for 2006, 2005 and 2004. These tax equivalent yields are reflected in the table below, as follows:

	2006	2005	2004
U.S. Government Agency Securities	5.17%	2.39%	2.43%
State and County Municipal Securities (Issued outside North Carolina)	6.73%	5.77%	6.52%
State and County Municipal Securities (Issued within North Carolina)	6.94%	7.19%	7.19%
Weighted average	5.70%	4.35%	4.56%

3.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.

4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

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

INTEREST RATE AND VOLUME VARIANCE ANALYSIS

for the years ended December 31,

	2006 Compared to 2005			2005 Compared to 2004
	Change			Change
	Attributable to		Total	Attributable to		Total
dollars in thousands	Volume	Rate		Volume	Rate
Loans	$(117)	$479	$362	$182	$215	$397
Taxable securities	(323)	258	(65)	7	23	30
Nontaxable securities	696	262	958	(27)	(18)	(45)
Interest bearing deposits	235	417	652	416	118	534

Total interest income	$491	$1,416	$1,907	$578	$338	$917

NOW Deposits	31	69	100	1	43	44
Savings Deposits	(233)	16	(217)	(33)	133	100
Time Deposits	563	991	1,554	369	354	723

Interest-bearing deposits	361	1,076	1,437	337	530	867
Borrowings	14	(14)	—	205	(18)	186

Total interest expense	$375	$1,062	$1,437	$542	$512	$1,053

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

Because a large portion of bank deposits are payable upon demand, banks must protect themselves against liquidity risk through the maintenance of adequate funds which are liquid, or can readily be converted into liquid assets. The Bank provides for liquidity by two methods: core deposits and borrowings from the FHLB. Total deposits were approximately $223.8 million at December 31, 2006. These figures compare with $203.8 million as of December 31, 2005. The Bank had advances outstanding of $17.6 million at the FHLB as of December 31, 2006 and 2005. The Bank has the availability of an additional $11.9 million from the FHLB. The Bank currently does not have a line of credit established at the Federal Reserve.

There were no residential mortgage loans sold in either 2006 or 2005. As of December 31, 2006, the Bank had approximately $24.2 million in outstanding unfunded loan commitments.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

On December 31, 2006, the Bank’s liquidity ratio was 20.23%, compared to 24.18% on December 31, 2005, which is greater than the Bank’s target of 20.00%. The liquidity ratio is defined as the sum of net cash, overnight funds, and marketable securities divided by the sum of net deposits and short-term borrowings. Management believes the core deposit activity and available borrowings from the FHLB will be adequate to meet the short-term and long-term liquidity needs of the Bank.

INTEREST RATE SENSITIVITY (GAP ANALYSIS)

As of December 31, 2006

	Interest Sensitive Within		Total Within 1 Year	Non-sensitive or Sensitive Beyond 1 Year
dollars in thousands	1 to 90 days	91 to 365 days			Total
Interest-earning Assets
Interest-bearing deposits	$34,699	$—	$34,699	$—	$34,699
Investment securities (excluding equity securities)	1,585	5,558	7,143	45,782	52,925
Loans (gross)	43,304	17,163	60,467	101,420	161,887

Total interest-earning assets	$79,588	$22,721	$102,309	$147,202	$249,511

Interest-bearing Liabilities
Interest-bearing deposits:
Savings, NOW and MMA accounts	$4,795	$4,795	$9,590	$86,312	$95,902
Time deposits of $100,000 or more	31,480	16,502	47,982	1,920	49,902
Other time deposits	7,280	34,266	41,546	5,867	47,413
Other borrowings	14	2,092	2,106	15,710	17,816

Total interest-bearing liabilities	$43,569	$57,655	$101,224	$109,809	$211,033

Interest sensitivity gap	$36,008	$(34,934)	$1,085	$37,393	$38,478
Cumulative interest sensitivity gap	—	3,090	3,090	38,478	—
Interest earning-assets as a percentage of interest-bearing liabilities	182.63%	40.84%	103.11%	131.65%	118.11%

During periods of rising interest rates, the Bank’s rate sensitive assets cannot be repriced as quickly as its rate sensitive liabilities. Thus, during such periods, the Bank’s net interest income will generally decrease. In periods of declining interest rates, the opposite effect would be expected to occur.

Total deposits, which include core deposits, were approximately $223.8 million at December 31, 2006 as compared to $203.8 million at the end of 2005, an increase of $20.0 million or 9.81%. Core deposits totaled $143.3 million and $138.4 million at December 31, 2006 and 2005, respectively. The Bank considers savings accounts, demand deposits, and time deposits of less than $100,000 core deposits. The Bank continued its marketing effort to increase this stable source of funds. Increased efforts to extend the maturities of our deposit structure had minimal impact during 2006. Approximately 47.02% of interest-bearing deposits can be repriced in one year or less. This maturity structure contributes to an increased interest rate risk for the Bank.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table, before the effects of $0.37 million in deferred origination fees (net), presents the maturity distribution of the Bank’s loans by type, subdivided into fixed and variable rate loans:

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATE

As of December 31, 2006

dollars in thousands	Within One Year	One to Five Years	Five Years or More	Total
Real estate-construction	$8,656	$3,566	$189	$12,411
Real estate-mortgage	46,192	67,498	26,494	140,184
Commercial, financial and agricultural	2,164	1,316	662	4,142
Consumer	3,445	568	—	4,013
All other	10	1,048	79	1,137

Total	$60,467	$73,996	$27,424	$161,887

Predetermined rate, maturity greater than one year	—	73,996	27,424	101,420
Variable rate or maturing within one year	60,467	—	—	60,467

Total loans, before effects of deferred origination fees	$60,467	$73,996	$27,424	$161,887

AVERAGE DEPOSITS

for the years ended December 31,

dollars in thousands	2006	2005	2004
Non-interest-bearing demand deposits	$32,147	$33,301	$33,483
Interest-bearing demand deposits	25,623	22,601	22,465
Savings deposits	57,871	70,189	71,952
Time deposits	82,495	69,363	56,459

Total	$198,136	$195,454	$184,359

The following table is a maturity schedule of time deposits $100,000 or more as of December 31, 2006:

MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE

As of December 31, 2006

dollars in thousands	Within Three Months	Three to Twelve Months	Within One Year	One to Five Years	Total
Time deposits of $100,000 or more	$31,480	$16,502	$47,982	$1,920	$49,902

M&F BANCORP, INCORPORATED AND SUBSIDIARY

LOANS

Total loans outstanding as of December 31, 2006 were $161.9 million, a decrease of 3.97% from the $168.6 million as of December 31, 2005. Competition for loan originations remained strong in our markets in 2006, with many institutions targeting the Bank’s traditional markets because of their desire to improve their community reinvestment ratings. The stability in total loans outstanding was primarily due to continued marketing to small businesses, churches and loan participations with other banks.

The Bank maintains an adequately diversified mix of loans. As of December 31, 2006, approximately $152.6 million, or 94.28% of the loan portfolio, was comprised of real estate loans, a modest decrease from 94.47% in the same category at the end of 2005. Real estate loans include mortgages for construction, land development, and permanent financing of nonfarm, nonresidential properties and permanent financing of residential properties.

The Bank makes real estate-secured mortgage loans to a variety of industries, with loans to churches accounting for approximately 50.20% of the commercial loan portfolio and no other particular industry group or related industries accounting for a significant portion of the commercial loan portfolio. Loans to churches made up 43.48% of the Bank’s total loans outstanding at December 31, 2006. Commercial loans and installment loans to individuals represented 2.56% and 2.48%, respectively, of the loan portfolio as of December 31, 2006. The Bank has no foreign loans.

Loans to the Company’s and the Bank’s directors, officers and other related parties totaled approximately $3.1 million as of December 31, 2006 compared to approximately $3.9 million as of December 31, 2005. Amounts available to borrow on existing lines of credit were $2.1 million and $2.2 million as of December 31, 2006 and 2005, respectively. New loans to such parties totaled approximately $0.02 million exclusive of advances on existing lines of credit while payments totaled approximately $0.85 million during 2006 exclusive of payments on existing lines of credit.

As of December 31, 2006, the Bank had outstanding unfunded loan commitments of approximately $24.2 million, compared to $29.6 million at the end of 2005. This decrease in outstanding loan commitments coincides with the reduced loan activity on a year-to-year basis.

The following table details the Bank’s nonperforming loans and other nonperforming assets:

NONPERFORMING LOANS AND NONPERFORMING ASSETS

As of December 31,

dollars in thousands	2006	2005	2004	2003	2002
Nonperforming assets
Non-accrual loans	$405	$4,678	$1,546	$1,009	$386
Loans past due 90 days or more and still accruing interest	39	559	2,089	725	587
Foreclosed properties	951	544	509	214	50

Total	$1,395	$5,781	$4,144	$1,948	$1,023

Nonperforming loans to total loans	0.86%	3.44%	2.46%	1.30%	0.73%
Allowance for loan losses to nonperforming loans	179.28%	50.53%	60.62%	116.84%	197.65%
Nonperforming assets to total assets	0.52%	2.35%	1.80%	0.88%	0.55%

Restructured loans performing in accordance with modified terms are as follows:

dollars in thousands	2006	2005	2004	2003	2002
Restructured loans	$—	$—	$52	$500	$611

M&F BANCORP, INCORPORATED AND SUBSIDIARY

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest income becomes doubtful. Interest on loans that are classified as non-accrual is recognized when received. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. Past due loans are loans whose principal or interest is past due 90 days or more. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. As of December 31, 2006 and 2005, total non-accrual, past due, and foreclosed loans were approximately 0.86% and 3.44%, respectively, of the total loans outstanding on such dates. Total non-accrual and restructured loans decreased significantly in 2006 to $1.4 million. As of December 31, 2005, the Bank had non-accrual loans of $4.7 million in aggregate. Interest earned but not recognized on these loans was $0.11 million. During the first quarter of 2006, two significant loans of $2.8 million in aggregate were returned to accrual status. As of December 31, 2006, non-accrual loans were $0.4 million in aggregate, and related interest earned but not recognized was $0.02 million.

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

Charge-offs totaled $0.46 million in 2006, or $0.37 million net of recoveries, and $0.32 million or $0.25 million net of recoveries in 2005.

The Bank’s investment in impaired loans for the past five years ended December 31 is as follows:

IMPAIRED LOANS

As of December 31,

dollars in thousands	2006	2005	2004	2003	2002
Investment in impaired loans:
Impaired loans still accruing interest	$3,699	$—	$1,665	$325	$130
Accrued interest on accruing impaired loans	16	—	43	7	1
Impaired loans not accruing interest	282	3,536	476	269	27
Accrued interest on non-accruing impaired loans	12	75	19	2	4

Total investment in impaired loans	4,009	3,611	2,203	603	162

Loan loss allowances related to impaired loans	$1,260	$530	$341	$237	$111

LOAN PORTFOLIO

The Bank makes real estate mortgage, commercial and industrial, and consumer loans. The real estate mortgage loans are generally secured by the property, and have a maximum loan to value ratio of 80% and a term of one to five years. The commercial and industrial loans consist of secured and unsecured loans. The unsecured commercial loans are made based on the financial strength of the borrower and usually require personal guarantees from the principals of the business. The collateral for the secured commercial loans may be equipment, accounts receivable, marketable securities or deposits in the Bank. These loans typically have a maximum loan to value ratio ranging from 50% to 100%, depending on the type of underlying collateral, and a term of one to five years. The consumer loan category consists of secured and unsecured loans. The unsecured consumer loans are made based on the financial strength of the individual borrower. The collateral for secured consumer loans may be marketable securities, automobiles, recreational vehicles or deposits in the Bank. The usual term for these loans is three to five years.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table sets forth the distribution of the Bank’s loan portfolio at the dates indicated by category of loan and the percentage of loans in each category to total loans.

LOAN PORTFOLIO COMPOSITION

As of December 31,

	2006		2005		2004		2003		2002
dollars in thousands	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Real estate- Construction	$12,411	7.67%	$21,109	12.52%	$14,937	8.82%	$7,429	4.92%	$8,532	6.06%
Real estate-mortgage	140,184	86.59%	138,207	81.95%	141,091	83.34%	131,681	87.28%	119,430	84.86%
Commercial, financial and agricultural	4,142	2.56%	4,060	2.41%	7,241	4.28%	6,180	4.10%	7,419	5.27%
Consumer	4,013	2.48%	5,125	3.04%	6,017	3.55%	5,567	3.69%	5,352	3.80%
All other	1,137	0.70%	147	0.08%	7	0.01%	8	0.01%	10	0.01%

Total loans	161,887	100.00%	168,648	100.00%	169,293	100.00%	150,865	100.00%	140,743	100.00%
Deferred origination fees, net	373		499		618		620		587

Total loans, net of deferred fees	$161,514		$168,149		$168,675		$150,245		$140,156

As of December 31, 2006, the real estate loan portfolio (i.e., construction and mortgage) constituted 94.26% of the total loan portfolio. Included within the various categories of the real estate loan portfolio are church loans in aggregate of $70.4 million as of December 31, 2006, representing 43.48% of total loans outstanding. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the church loan portfolio and other sources of repayment. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-values ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates.

The Bank had no interest-only home equity lines of credit as of either December 31, 2006 and 2005.

PROVISIONS AND ALLOWANCES FOR LOAN LOSSES

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Loans measured by fair value of the underlying collateral are commercial loans; others consist of homogenous small balance loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the respective loan agreement. As of December 31, 2006 and 2005, the recorded investment in loans that are considered impaired, totaled approximately $4.0 million and $3.6 million, respectively. The related allowance for loan losses for these loans was $1.3 million and $0.5 million as of December 31, 2006 and 2005, respectively. Impaired loans of $3.7 million and $3.5 million for 2006 and 2005 were collateralized with real estate.

Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.57%, 1.77% and 1.51% of net loans outstanding as of December 31, 2006, 2005 and 2004, respectively, which was consistent with both management’s desire for strong reserves and the credit quality ratings of the loan portfolio. The allowance for loan losses was lower as of December 31, 2006 because the Bank remediated two significant loan relationships during 2006. The decrease in the loan loss provision resulted from the review of the corresponding decrease in the level of nonperforming and impaired loans, and the evaluation of the current risks in the loan portfolio. The ratio of net charge-offs during the year to average loans outstanding during the period was 0.23%, 0.15% and 0.14% as of December 31, 2006, 2005 and 2004, respectively. These ratios reflect management’s conservative lending and effective efforts to recover credit losses.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table summarizes the Bank’s balances of loans outstanding, average loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and additions to the allowance that have been charged to expenses for years 2002 through 2006.

ALLOWANCES FOR LOAN LOSSES

For the years ended December 31,

dollars in thousands	2006	2005	2004	2003	2002
Balance at beginning of year	$2,921	$2,512	$2,276	$2,022	$1,505

Loans charged off:
Real estate	272	190	174	16	89
Commercial, financial and agricultural	57	13	67	87	112
Credit cards and related plans	—	17	30	47	25
Installment loans to individuals	49	22	76	129	57
Demand deposit overdraft program	80	78	—	—	—

Total charge-offs	458	320	347	279	283

Recoveries of loans previously charged off:
Real estate	31	5	88	—	18
Commercial, financial and agricultural	13	—	4	15	10
Credit cards and related plans	—	7	8	4	4
Installment loans to individuals	16	49	18	14	30
Demand deposit overdraft program	27	13	—	—	—

Total recoveries	87	74	118	33	62

Net charge-offs	371	246	229	246	221

Additions (reductions) charged (credited) to operations	(49)	655	465	500	738

Balance at end of year	$2,501	$2,921	$2,512	$2,276	$2,022

Ratio of net charge-offs during the year to average loans outstanding during the year:
Allowance as a percentage of gross loans	1.54%	1.73%	1.48%	1.51%	1.44%
Allowance as a percentage of net loans	1.57%	1.77%	1.51%	1.54%	1.46%
Gross loans	$161,887	$168,648	$169,294	$150,865	$140,743
Net loans	$159,013	$165,228	$166,163	$147,969	$138,134

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following table sets forth the composition of the allowances for loan losses by type of loan as of December 31 of the years indicated.

The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,

	2006		2005		2004		2003		2002
dollars in thousands	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Real estate-construction	$188	7.67%	$353	12.52%	$216	8.82%	$104	4.92%	$84	6.06%
Real estate-mortgage	2,122	86.59%	2,310	81.95%	2,037	83.34%	1,842	87.28%	1,179	84.86%
Commercial, financial and agricultural	131	2.56%	121	2.41%	92	4.28%	63	4.10%	44	5.27%
Consumer	52	2.48%	127	3.04%	167	3.55%	267	3.69%	272	3.80%
All other	8	0.70%	10	0.08%		0.01%		0.01%	—	0.01%
Unallocated	—		—		—		—		443

Total allowance	$2,501	100.00%	$2,921	100.00%	$2,512	100.00%	$2,276	100.00%	$2,022	100.00%

INVESTMENT SECURITIES

The investment portfolio is managed to provide a balance between liquidity and attractive yields. An increasing amount of emphasis is being placed on managing the interest rate risk of the Bank. Therefore, future investment activity will be influenced by the asset liability mix and maturity requirements of the Bank. In addition, the Bank strategically utilizes tax-exempt investment securities to merge to a targeted annual effective rate. The investment portfolio is categorized as “available for sale” and “held to maturity”. The “available for sale” portion of the portfolio can be used to meet the liquidity needs of the Bank, while the “held to maturity” portion is intended primarily for investment purposes. On December 31, 2006 and 2005, $53.2 million or 100.00% and $30.6 million or 99.38%, respectively, of the Bank’s investment portfolio was classified as “available for sale”.

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

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO

As of December 31,

dollars in thousands	2006	2005	2004
Available for sale (at estimated fair value):
U.S. government agency	$31,962	$15,118	$8,872
State and political subdivisions	15,010	7,501	7,974
Other	6,257	8,027	9,845

Total	$53,229	$30,646	$26,691

Held to maturity (at amortized cost):
State and political subdivisions	$—	$190	$385

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2006

dollars in thousands	Within One Year	One to Three Years	Three to Five Years	Five Years or More	Total
Contractual Cash Obligations
Long-term borrowings[1]	$2,054	$13,120	$139	$2,251	$17,564
Lease obligations:
Capital lease obligation[2]	52	112	88	—	252
Operating lease obligations[2]	54	71	57	232	414
Deferred Compensation Plan[3]	85	168	123	—	376
Supplemental Executive Retirement Plan[4]	154	305	301	727	1,487
Purchase commitments (noncancelable)[5]	241	724	724	120	1,809

Total	$2,640	$14,500	$1,432	$3,330	$21,902

Other Commitments
Commitments to extend credit	$18,483	$3,646	$1,038	$1,019	$24,186
Standby letters of credit	2,819	500	—	—	3,319

Total	$21,302	$4,146	$1,038	$1,019	$27,505

1.	See Note 11 to the accompanying Consolidated Financial Statements.

2.	See Note 10 to the accompanying Consolidated Financial Statements.

3.	Represents remaining payments to two participants for which payments are due pursuant to executed benefits payment options, activated upon separation from service.

4.	See Note 9 to the accompanying Consolidated Financial Statements.

5.	See Note 16 to the accompanying Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has certain off-balance sheet arrangements and selected categories, including unfunded loan commitments as outlined in the table below.

dollars in thousands	2006	2005
Unfunded Loan Commitments	$24,186	$29,638
Letters of Credit	$3,319	$3,583
Selected Categories Included in Unfunded Loan Commitments:
Minority Bank Loan Program	$9,000	$10,000
Home Equity Lines	$922	$1,072
Consumer Overdraft Protection Lines	$879	$761

RISK FACTORS

Interest Rate Risk. The income of the Bank is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Bank’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Bank. The Bank is generally adversely affected by rising interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and securities and paid on deposits, which could have a material adverse effect on the Bank’s business, financial condition and results of operations.

Technological Advances Impact Bank’s Business. The banking industry is undergoing technological changes and frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce cost. The Bank’s future success will depend, in part, on the Bank’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations. Many competitors have substantially greater resources to invest in technological improvements, and this creates a challenge for the Bank.

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

Government Regulation and Legislation. The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, which govern almost all aspects of the operations of the Company and the Bank. The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities or enhancing the competitive position of other financial institutions. Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds and not for the protection of shareholders of the Company. The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse. See “Item 1. Description of Business -Supervision and Regulation.”

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Allowance for Loan Losses not Sufficient to Absorb Actual Loan Losses. If the allowance for loan losses is not sufficient to cover actual loan losses, the earnings could decrease. The Bank frequently evaluates the adequacy of the allowance of loan losses to cover loan losses by reviewing the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, value of any underlying collateral, and prevailing economic conditions. In addition, bank regulatory agencies periodically review our allowance for loan losses and based on their judgments may require that additions be made to the allowance for loan losses. These evaluations may result in significant additions to the allowance for loan losses, which could impact net earnings.

* * * * * * *

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 7.	FINANCIAL STATEMENTS

Index to Consolidated Financial Statements and Supplementary Financial Data

M&F BANCORP, INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

M&F Bancorp, Inc. and Subsidiary

Durham, North Carolina

We have audited the accompanying consolidated balance sheet of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans.”

/s/ McGladrey & Pullen, LLP

Frederick, Maryland

March 30, 2007

M&F BANCORP, INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

M&F Bancorp, Inc. and Subsidiary

Durham, NC

We have audited the accompanying consolidated balance sheet of M&F Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP

Raleigh, NC

March 31, 2006

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

dollars in thousands	2006	2005
ASSETS
Cash and cash equivalents	$37,460	$32,597
Investment securities:
Available for sale, at fair value (amortized cost of $52,934 and $30,358 as of December 31, 2006 and 2005, respectively)	53,229	30,646
Held to maturity, at amortized cost (fair value of $0 and $190 as of December 31, 2006 and 2005, respectively)	—	190
Other invested assets	1,508	1,529
Loans	161,514	168,149
Less: allowances for loan losses	2,501	2,921

Net loans	159,013	165,228
Assets held for sale	—	590
Interest receivable	1,575	1,212
Bank premises and equipment, net	5,880	6,034
Cash surrender value of life insurance	4,760	5,105
Other assets	4,583	2,684

Total assets	$268,008	$245,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing deposits	$193,217	$173,747
Non-interest bearing deposits	30,612	30,005

Total deposits	223,829	203,752
Other borrowings	17,816	17,614
Accrued expenses and other liabilities	4,601	4,118

Total liabilities	246,246	225,484
COMMITMENTS AND CONTINGENCIES (NOTES 10, 16 AND 17)
SHAREHOLDERS’ EQUITY
Common stock, no par value, at December 31, 2006 and 2005, respectively, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares as of December 31, 2006 and 2005	5,901	5,901
Retained earnings	16,027	14,578
Accumulated other comprehensive loss, net of deferred income taxes of ($103) and ($75) as of December 31, 2006 and 2005, respectively	(166)	(148)

Total shareholders’ equity	21,762	20,331

Total liabilities and shareholders’ equity	$268,008	$245,815

See Notes to Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

dollars in thousands, except per share data	2006	2005	2004
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$12,349	$11,986	$11,589
Interest and dividends on investment securities:
Taxable	283	348	305
Tax-exempt	1,490	532	590
Interest on cash and cash equivalents	1,338	687	152

Total interest income	15,460	13,553	12,636
INTEREST EXPENSE:
Deposits	4,884	3,448	2,580
Borrowed funds	805	804	618

Total interest expense	5,689	4,252	3,198
NET INTEREST INCOME	9,771	9,301	9,438
PROVISIONS (CREDIT) FOR LOAN LOSSES	(49)	655	465

NET INTEREST INCOME AFTER PROVISIONS
(CREDIT) FOR LOAN LOSSES	9,820	8,646	8,973

NONINTEREST INCOME:
Service charges on deposit accounts	1,465	1,589	1,305
Other service charges, fees and commissions	146	134	135
Rental income	461	465	307
Gains (losses) on sales of available-for-sale securities	(31)	364	1
Other	541	433	1,011

Total noninterest income	2,582	2,985	2,759

NONINTEREST EXPENSE:
Salaries and employee benefits	4,878	5,849	5,824
Occupancy expense, net	1,145	1,058	859
Equipment rentals, depreciation and maintenance	681	551	531
Other	3,486	3,217	2,777

Total noninterest expense	10,190	10,675	9,991

INCOME BEFORE INCOME TAX EXPENSE	2,212	956	1,741
INCOME TAX EXPENSE	426	184	602

NET INCOME	$1,786	$772	$1,139

PER SHARE AMOUNTS:
Net income - basic	$1.06	$0.46	$0.68
Net income - diluted	$1.05	$0.45	$0.66
Cash dividends	$0.20	$0.20	$0.20
Book value	$12.91	$12.06	$12.07

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

dollars in thousands	2006	2005	2004
NET INCOME	$1,786	$772	$1,139
ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized losses on securities available for sale, net	(24)	(564)	(102)
Reclassification adjustments for losses (gains) included in income before income tax expense	31	(364)	(1)
Adjustments relating to defined benefit plans	(53)	256	276

Other comprehensive (loss) income, before tax	(46)	(672)	173
Less: Reversal of valuation allowance - deferred income taxes	(10)	—	—
Less: Changes in deferred income taxes related to change in unrealized gain or losses on securities available for sale	3	(316)	(42)
Less: Changes in deferred income taxes related to change in adjustments relating to deferred benefit plans	(21)	88	94

Other comprehensive (loss) income, net of tax	(18)	(444)	121

COMPREHENSIVE INCOME	$1,768	$328	$1,260

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

dollars in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2003	$5,892	$13,349	$175	$19,416
Comprehensive income:
Net income	—	1,139	—	1,139
Other comprehensive income	—	—	121	121
Stock dividend	9	(8)	—	1
Dividends declared ($0.20 per share)	—	(337)	—	(337)

Balances at December 31, 2004	$5,901	$14,143	$296	$20,340
Comprehensive income:
Net income	—	772	—	772
Other comprehensive loss	—	—	(444)	(444)
Dividends declared ($0.20 per share)	—	(337)	—	(337)

Balances at December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,786	—	1,786
Other comprehensive loss	—	—	(18)	(18)
Dividends declared ($.20 per share)	—	(337)	—	(337)

Balances at December 31, 2006	$5,901	$16,027	$(166)	$21,762

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

dollars in thousands	2006	2005	2004
Cash flows from operating activities:
Net income	$1,786	$772	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	312	294
Provisions (credit) for loan losses	(49)	655	465
Investment security premium (discount) amortization (accretion), net	20	(4)	2
Deferred loan fees	(126)	(119)	2
Deferred income taxes expense (benefit)	(111)	123	(175)
Loss (gains) on sales or calls of securities available for sale	31	(364)	(1)
Gain on sale of land available for sale	(18)	—	—
Increase in cash surrender value of life insurance	(187)	(181)	(210)
Excess of death benefit over cash surrender value of bank owned life insurance	(202)	—	—
Gains on sale of loans	—	—	(113)
Other than temporary decline in value-other assets	55	—	—
Impairment of other real estate owned	55	—	—
Loss (gains) on sale of other real estate	8	(34)	—
Changes in:
Increase in interest receivable	(363)	(11)	(41)
Amortization of prior service cost	—	514	—
(Increase) decrease in other assets	(305)	110	(1,333)
Increase (decrease) in taxes payable	(33)	91	321
Increase in other liabilities	503	35	1,568

Net cash provided by operating activities	1,579	1,899	1,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales, maturities, call, and paydowns of securities available for sale	17,315	2,817	7,745
Proceeds from sales, maturities, call and paydowns of securities held to maturity	190	195	500
Proceeds from key person life insurance	262	—	—
Purchases of securities available for sale	(39,995)	(7,399)	(4,552)
Net (increase) decrease in loans	5,323	399	(22,192)
Capital expenditures	(81)	(150)	(760)
Proceeds from sales of loans	—	—	3,352
Proceeds from sale of assets held for sale	608	—	—

Net cash used by investing activities	(16,378)	(4,138)	(15,907)

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONCLUDED

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

dollars in thousands	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits, NOW and savings accounts	$4,800	$(3,824)	$(6,634)
Net increase in time deposits	15,277	18,517	9,795
FHLB borrowings	—	850	5,000
Repayment of other borrowings	(78)	(38)	(26)
Dividends paid	(337)	(337)	(337)

Net cash provided by financing activities	19,662	15,168	7,798

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	4,863	12,929	(6,191)
CASH AND CASH EQUIVALENTS AT BEGINNING YEAR	32,597	19,668	25,859

CASH AND CASH EQUIVALENTS AT END OF YEAR	$37,460	$32,597	$19,668

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$5,473	$4,098	$3,136
Income taxes	$607	$(30)	$426
Noncash investing and financing activities:
Transfer from surplus to common stock due to stock split	$—	$—	$8
Transfer from loans to other real estate owned	$1,067	$246	$295
Rights under capital lease	$280	$—	$—

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—M&F Bancorp (the “Company”), Inc. is the bank holding company for Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank incorporated in North Carolina (“NC”) in 1907, which began operations in 1908. The Bank has nine offices in NC: three in Durham, two in Raleigh, three in Charlotte and one in Winston-Salem. The Company, headquartered in Durham, operates in a single business segment and offers a wide variety of consumer and commercial banking services and products almost exclusively in NC.

Basis of Presentation—The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. and Mechanics and Farmers Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company reclassified interest income from interest and dividends on investment securities, - taxable to interest and dividends on investment securities, - tax-exempt in order to conform with the current year presentation of those securities. Such reclassifications had no impact on net income or shareholder’s equity. The Company believes that this change on presentation more appropriately classifies this interest income under industry practice and generally accepted accounting principles.

Segment Reporting—SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on an analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-maker uses consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Cash and Cash Equivalents—Substantially all of the cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value. Cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other financial institutions totaling $34.9 million and $28.7 million at December 31, 2006 and 2005, respectively.

The Federal Reserve Bank (“Federal Reserve”) and banking laws in NC require certain banks to maintain average balances in relation to specific percentages of their customers’ deposits as a reserve. As of December 31, 2006 and 2005, average required balances for the Bank were $1.9 million and $2.1 million, respectively.

Investment Securities—Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from consolidated earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income. Gains and losses on held for investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications are accounted for at fair value. No securities have been classified as trading securities as of December 31, 2006 and 2005. During 2006 and 2005, there have been no transfers between classifications.

Other Invested Assets—Other invested assets includes investments in FHLB Stock and non-marketable equity securities, which are carried at historical cost, as adjusted for any other than temporary impairment loss.

Loans—Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated loans.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Allowances for Loan Losses—The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to the results of operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Bank Premises and Equipment, Net—Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 15 to 30 years for premises and three to 30 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Rights under capital leases are amortized over the minimum committed term pursuant to the lease on a straight-line basis. Maintenance and repairs are charged to operations in the year incurred. Gains and losses on dispositions are included in the results of operations. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations.

Cash Surrender Value of Life Insurance—The Company and the Bank maintain life insurance on certain officers and directors with the Company and the Bank as owner and beneficiary. The related cash surrender value of the policies at December 31, 2006 and 2005 was $4.8 million and $5.1 million, respectively. During 2006 and 2005, the cash surrender value of these policies, as reflected in Other Noninterest Income within the Consolidated Statements of Income, increased by $0.18 million. During 2006, two of the bank owned life insurance policies matured, resulting in a gain of $0.20 million. The Bank has reflected aggregate death benefits receivable of $0.47 million in Other Assets within Consolidated Balance Sheets. In addition, certain key person life insurance policies were surrendered during 2006.

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.

Other real estate owned and acquired through foreclosure totaling $0.95 million and $0.54 million as of December 31, 2006 and 2005, respectively, is stated at the lower of cost or fair value less estimated costs to sell and is recorded in Other Assets within the Consolidated Balance Sheets. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. There is no allowance for loss on foreclosed real estate as of December 31, 2006 and 2005. In addition, no amounts were provided for losses on foreclosed real estate during 2006, 2005 and 2004. Revenue and expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest income and expense.

Accounting for Guarantees—In the ordinary course of business, the Bank has written certain irrevocable stand-by letters of credit, which guarantee payment to a named beneficiary of a specified financial obligation (the “Guarantees”). The Bank accounts for these Guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company believes that the fair value of these guarantees as of December 31, 2006 and 2005 is de minimus based on cash collateral, the right of offset with existing cash deposits and/or the probability of a triggering event requiring payment by the Bank.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

Stock Dividend—In November 2004, the Board of Directors approved a 100% stock dividend, each shareholder of record at the close of business on December 20, 2004 was entitled to receive one additional share of stock for each share of stock owned on the record date (“the stock dividend”). The payment date was January 10, 2005. The stock dividend increased the number of common shares outstanding to 1,685,646 as of December 31, 2004 from 842,823. In addition, outstanding stock options as of January 11, 2005 increased to 110,400 from 55,200 at a grant price of $7.84 (i.e., options and per share grant price have been adjusted for the effects of the stock dividends). All share and per share amounts have been adjusted to reflect this stock dividend.

Earnings Per Share—Earnings per share are calculated on the basis of the weighted-average number of shares of common stock outstanding for the purpose of computing the basic and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. The stock dividend increased the number of common shares outstanding to 1,685,646 as of December 31, 2004. In addition, outstanding stock options as of December 31, 2004 increased to 110,400 from 55,200 at a grant price of $7.84. The effect of the stock dividend has been retroactively applied for purposes of calculating earnings per share for 2004.

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

Loan Fee Income—Loan origination and underwriting fees are recorded as a reduction of direct costs associated with loan processing, including salaries, review of legal documents, obtainment of appraisals, and other direct costs. Net loan costs have not been deferred and amortized as the Company considers such amounts not significant. Loan commitment fees are deferred and amortized over the related commitment period. Deferred loan fees were $0.4 million as of December 31, 2006 and $0.5 million as of December 31, 2005, respectively.

Advertising Cost—Adverting costs are expensed as incurred.

Operating Leases—Income and expense associated with operating leases is recognized on a straight-line basis over the minimum term of each respective lease (see Note 10).

Stock-Based Compensation— The Company maintains an Employee Stock Option Plan, which is described more fully in Note 8, and provides for grants of incentive stock options. This plan has been presented to and approved by the Bank’s shareholders. The Company is the successor issuer to the Bank. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost has been recognized, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

No stock options were granted in 2006, 2005 or 2004. As of December 31, 2004, all outstanding stock options were fully vested and, accordingly, net income and earnings per share would have been affected only for 2004 if compensation cost for the stock-based compensation plan had been determined based on the grant date fair values of awards (the method described in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation). Such effects would have been as follows:

dollars in thousands, except per share amounts	2004
Net income as reported	$1,139
Deduct : Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)

Pro forma net income	$1,122

Net income per share as reported:
Basic	$0.68
Diluted	$0.66
Pro forma net income per share:
Basic	$0.67
Diluted	$0.65

The Company estimated an option value at $1.10 on the date of grant in order to compute its estimation of compensation expense during 2004 associated with the fair value method using the Black-Scholes Model. The following assumptions were used:

Risk-free rate	5.50%
Average expected term (years)	5 years
Expected volatility	18.22%
Expected dividend yield	4.76%

In December 2004, SFAS No. 123 (R), Share-Based Payment, which is a revision of Statement No. 123, was issued. As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Any stock-based employee compensation for future grants will be determined and recorded at that time using the Black-Scholes or another appropriate option-pricing model with the following assumptions: option price, dividend yield, expected volatility, risk free interest rate and the expected life.

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

The Company makes judgments regarding the reliability of its deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, as was the case in 2006, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, were created as a result of share-based payments or are associated with components of Other Comprehensive Income (“OCI”). The recognition of the portion of the valuation allowance related to net deferred tax assets associated with components of other comprehensive income is recognized within OCI.

Comprehensive Income—Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and adjustments relating to defined benefit plans are reported as separate components of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and pension liabilities. Actual results could differ from those estimates.

During 2006, the Company did have two significant changes in estimate. First, in connection with the scheduled information system conversion during 2007 (see Note 16), the Bank accelerated the amortization of certain prepaid expenses and depreciation of certain equipment to coincide with the scheduled conversion date, resulting in additional expenses recognized during 2006 of $0.094 million.

Also during 2006, the Company determined that a portion of the existing valuation allowance associated with its deferred tax assets was no longer necessary based on the “more likely than not” threshold. Accordingly, $0.134 million of existing valuation allowance was reversed of which $0.123 million has been included within the provision for income taxes (see Note 7).

Significant Group Concentrations—Most of the Bank’s activities are with customers located within the NC region of the country. The Bank does have significant concentrations with respect to loans and deposits with several customers as outlined in Notes 3 and 12.

Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, consisting of commitments to extend credit and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

New Accounting Pronouncements—On May 30, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Correction, which changes the requirements for the accounting and reporting of a change in principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principles be retroactively applied as of the beginning of the first period presented as if that principle had always been used. Each period presented is adjusted to reflect the period-specific effects of applying the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 had no effect on the accompanying consolidated financial statements.

In February 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 discussed the diversity in practice regarding the accounting for a postretirement benefit associated with an endorsement split-dollar insurance arrangement, specifically whether a company should record a liability for the obligation associated with the postretirement benefit that is being provided either in the form of a substantive agreement to maintain a life insurance policy during the employee’s retirement or to provide a future death benefit (collectively, the “Postretirement Benefits”). On September 7, 2006, the EITF affirmed a consensus that a liability should be recorded for any committed Postretirement Benefits in accordance with existing guidance pursuant to SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion – 1967 (Deferred Compensation Contracts), and is effective for fiscal years beginning after December 15, 2007. The Company will continue to monitor this issue and will evaluate the impact, if any, on its consolidated financial position and consolidated results of operations. The Bank is a party to certain split-dollar arrangements with three current or former executives.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company and the Bank do not presently have any derivative instruments and believes this new accounting standard will have no impact on its consolidated financial condition or consolidated results of operation.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe this new accounting standard will have a material impact on its consolidated financial condition or consolidated results of operations.

In June 2006, the EITF released Issue 06-5, Accounting for Purchased of Life Insurance – Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 discussed the diversity in practice regarding consideration of any additional amounts (other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. On September 7, 2006, the EITF confirmed a consensus that a policyholder should determine the amount that could be realized under an insurance contract assuming the surrender on a policy-by-policy basis. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company will continue to monitor this issue and will evaluate the impact on its consolidated financial position and consolidated results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of fiscal 2007. The Company has identified two tax positions, with an aggregate tax-effected value of $0.270 million, taken within its 2004 and 2005 returns for which it has filed a change in method election with the Internal Revenue Service, (the “Election”). Based on an external consultation, management believes the probability to be highly certain that the Election will be approved during (and will be effective in) 2007. Accordingly, management does not currently believe that the adoption of FIN 48 will have a material impact on its consolidated financial position or consolidated results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position or consolidated results of operations.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders’ equity. The Company sponsors two defined benefit plans, each of which was impacted by the adoption of SFAS 158 as more fully described in Note 9. SFAS 158 was effective for the Company in the fourth quarter of fiscal 2006.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company has adopted SAB No. 108 and has found there to be no material impact on its consolidated financial position or consolidated results of operations.

During 2006, the SEC significantly revised and expanded the disclosure requirements relating to executive and director compensation, related party transactions, director independence and other corporate governance matters. The new rules affect the compensation and corporate governance disclosure that is included in proxy statements, annual reports and registration statements, and modify the current (Form 8-K) reporting requirements relating to executive and director compensation arrangements. The new disclosure rules will apply to proxy and registration statements filed on or after December 15, 2006.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2006 and 2005 are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
Type and Contractual Maturity
AVAILABLE FOR SALE
At December 31, 2006:
U.S. Government agencies due:
One year or less	$5,497	$1	$(10)	$5,488
After 1 year but within 5 years	24,482	39	(42)	24,479
After 5 years but within 10 years	1,000	—	(3)	997
After 10 years	1,000	—	(2)	998

Total U.S. Government agencies	31,979	40	(57)	31,962

State and County Municipals due:
One year or less	976	2	—	978
After 1 year but within 5 years	2,152	13	(1)	2,164
After 5 years but within 10 years	4,094	77	(2)	4,169
After 10 years	7,716	96	(113)	7,699

Total State and County Municipals	14,938	188	(116)	15,010

Mortgage-backed Securities due:
After 5 years but within 10 years	1,083	—	(32)	1,051
After 10 years	4,931	5	(34)	4,902

Total Mortgage-backed Securities	6,014	5	(66)	5,953

Equity Security	3	301	—	304

Total Available for Sale	$52,934	$534	$(239)	$53,229

Sales and calls of securities available for sale for the year ended December 31, 2006, resulted in an aggregate $0.16 million of gross realized gains and an aggregate $0.19 million in gross realized losses.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

dollars in thousands	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Type and Contractual Maturity
AVAILABLE FOR SALE
At December 31, 2005:
U.S. Government agencies due:
One year or less	$6,997	$—	$(60)	$6,937
After 1 year but within 5 years	8,234	—	(53)	8,181

Total U.S. Government agencies	15,231	—	(113)	15,118

State and County Municipals due:
After 1 year but within 5 years	1,329	25	—	1,354
After 5 years but within 10 years	1,561	43	—	1,604
After 10 years	4,399	144		4,543

Total State and County Municipals	7,289	212	—	7,501

Mortgage-backed and Corporate Securities due:
After 1 year but within 5 years	2,579	—	(68)	2,511
After 10 years	5,253	7	(149)	5,111

Total Mortgage-backed and Corporate Securities	7,832	7	(217)	7,622

Equity Security	6	399	—	405

Total Available for Sale	$30,358	$618	$(330)	$30,646

HELD TO MATURITY
At December 31, 2005:
State and County Municipal due:
One year or less	$190	$—	$—	$190

Total State and County Municipals	190	—	—	190

Total Held to Maturity	$190	$—	$—	$190

Sales and calls of securities available for sale for the year ended December 31, 2005 resulted in gross realized gains $0.36 million. Sales and calls of securities available for sale for the year ended December 31, 2004 resulted in insignificant realized losses.

For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. The mortgage-backed securities may mature earlier because of principal prepayments.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

As of December 31, 2006 and December 31, 2005, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006:
U.S. government agencies	$11,978	$24	$6,713	$33	$18,691	$57
State and County Municipals	4,413	116	—	—	4,413	116
Mortgage – backed securities	3,057	14	2,473	52	5,530	66

Total	$19,448	$154	$9,186	$85	$28,634	$239

December 31, 2005:
U.S. government agencies	$6,724	$12	$8,394	$101	$15,118	$113
Mortgage-backed and Corporate Securities	2,781	72	4,310	145	7,091	217

Total	$9,505	$84	$12,704	$246	$22,209	$330

All securities owned as of December 31, 2006 are investment grade. The unrealized losses are attributable to changes in market interest rates. The Bank believes that all of the unrealized losses are temporary in nature. As of December 31, 2006, the Bank held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated statements of income. These investments were in U.S. government sponsored agencies, State and county municipals and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and/or third-party insurers and, therefore, it is expected that the securities would not be settled at a price less than principal balance at maturity. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

In connection with certain borrowing activities and deposit relationships with local governments, as of December 31, 2006 and December 31, 2005, the Company has pledged cash and cash equivalents and certain investment securities as collateral as required by law, as follows:

dollars in thousands	December 31, 2006	December 31, 2005
Cash and cash equivalents	$490	$—
Investment securities, at fair value	23,079	28,592

Total	$23,569	$28,592

As of December 31, 2006 and 2005, the Bank had commitments outstanding to purchase $1.5 million and none, respectively, in “when issued” securities. These securities are not recorded in the balance sheet until the settlement dates.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

3. LOANS

Loans are made primarily to customers in the Bank’s market area within NC. Loans as of December 31, 2006 and 2005, classified by type, are as follows:

dollars in thousands	2006	2005
Real estate-construction	$12,411	$21,109
Real estate-mortgage	140,184	138,207
Commercial, financial and agricultural	4,142	4,060
Consumer	4,013	5,125
All other loans	1,137	147
Less: Deferred origination fees, net	373	499

Total loans, net of deferred fees	$161,514	$168,149

Nonperforming assets as of December 31, 2006 and 2005, are as follows:
Non-accrual loans	405	4,678
Loans 90 days or more past due and still accruing interest	39	559
Foreclosed properties, included in Other Assets	951	544

Total nonperforming assets	$1,395	$5,781

There were no restructured loans at December 31, 2006 and 2005. If interest income on non-accrual loans had been accrued, such income would have been $0.02 million, $0.11 million and $0.07 million in 2006, 2005 and 2004, respectively. These amounts are not included in income.

During 2006 and 2005, the Bank had no loan sales. In 2004, the Bank sold residential real estate mortgage loans of $3.3 million, resulting in realized gains of $0.1 million. Realized gains on the sale of mortgage loans are included in Other Income within the Company’s Consolidated Statements of Income.

The Bank’s retail, commercial and real estate loans in North Carolina create a significant geographic concentration. As of December 31, 2006 and 2005, church loans represent a concentration of 50.20% and 49.02%, respectively, of real estate mortgage loans.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of business with several of its (and the Company’s) directors, officers and their associates on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with others in the normal course of business. Those transactions do not involve more than the normal risk of collectibility nor do they present any unfavorable features. The aggregate amount of loans outstanding to such related parties as of December 31, 2006 and 2005 were approximately $3.1 million and $3.9 million, respectively. Amounts available to borrow on existing lines of credit were $2.1 million and $2.2 million as of December 31, 2006 and 2005, respectively. New loans to such parties totaled approximately $0.02 million exclusive of advances on existing lines of credit while payments totaled approximately $0.85 million during 2006, exclusive of payments on existing lines of credit.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

4. ALLOWANCES FOR LOAN LOSSES

Changes in the allowances for loan losses for the years ended December 31, 2006, 2005, and 2004, are as follows:

dollars in thousands	2006	2005	2004
Balance at beginning of year	$2,921	$2,512	$2,276

Loans charged off:
Real estate	272	190	174
Commercial, financial and agricultural	57	13	67
Credit cards and related plans	—	17	30
Installment loans to individuals	49	22	76
Demand deposit overdraft program	80	78	—

Total charge-offs	458	320	347

Recoveries of loan previously charged off:
Real estate	31	5	88
Commercial, financial agricultural	13	—	4
Credit cards and related plans	—	7	8
Installment loans to individuals	16	49	18
Demand deposit overdraft program	27	13	—

Total recoveries	87	74	118

Net charge-offs	371	246	229

Provisions (credit) charged to operations	(49)	655	465

Balance at end of year	$2,501	$2,921	$2,512

Ratio of net charge-offs during the year to average loans outstanding during the year	0.23%	0.15%	0.14%

Summaries of information pertaining to impaired and nonaccrual loans are of follows:

dollars in thousands	2006	2005
Impaired loans without a valuation allowance	$282	$—
Impaired loans with a valuation allowance	3,699	3,536

Total impaired loans	$3,981	$3,536
Valuation allowance related to impaired loans	$1,260	$530
Total non-accrual loans	$405	$4,678
Total loans past due ninety days or more and still accruing	$39	$559

dollars in thousands	2006	2005	2004
Average investment in impaired loans	$2,315	$3,494	$1,698
Interest income recognized on impaired loans	$144	$276	$164

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

No additional funds are committed to be advanced in connection with impaired loans as of December 31, 2006. Disclosure of interest income recognized on a cash basis on impaired loans is not provided, as deemed to be impracticable by management.

5. BANK PREMISES AND EQUIPMENT, NET

The Bank owned a parcel of land that was purchased with the intent of constructing a branch banking facility. This parcel was classified as land and grouped with premises and equipment in 2004. During 2005, the Bank reclassified this parcel of land to assets held for sale at a carrying value of $0.6 million. This land was sold during 2006, resulting in a realized gain of $0.02 million, which is included in Other Noninterest Income within the Company’s Consolidated Statements of Income.

Summaries of bank, premises and equipment, net as of December 31, 2006 and 2005 are as follows:

dollars in thousands	Cost	Accumulated Depreciation	Bank Premises and Equipment, Net
As of December 31, 2006
Land	$763	$—	$763
Building	6,418	2,601	3,817
Leasehold improvements	275	189	86
Rights under capital lease	280	33	247
Furniture, equipment and vehicles	4,622	3,655	967

Total	$12,358	$6,478	$5,880

As of December 31, 2005
Land	$763	$—	$763
Building	6,418	2,424	3,994
Leasehold improvements	275	170	105
Furniture, equipment and vehicles	4,541	3,369	1,172

Total	$11,997	$5,963	$6,034

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

6. OTHER INCOME AND EXPENSES

For the years ended December 31, 2006, 2005, and 2004, items included in service charges on deposit accounts and other expenses that exceeded 2% of total revenues are set forth below.

dollars in thousands	2006	2005	2004
Items included in service charges on deposit accounts:
Fees from demand deposit overdrafts	$979	$1,016	$600
DDA activity service charge	$289	$356	$467
Miscellaneous	$146	$120	$615
Items included in other expenses:
Accounting	$391	$503	$321
Consultants	$308	$458	$236
Data Processing	$379	$414	$445
Advertising	$387	$236	$296

7. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2006, 2005, and 2004, follows:

dollars in thousands	2006	2005	2004
Income tax provision:
Current	$537	$61	$777
Deferred	(111)	123	(175)

Total	$426	$184	$602

A reconciliation of reported income tax expense for the years ended December 31, 2006, 2005 and 2004, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

dollars in thousands	2006	2005	2004
Statutory federal income tax rate	34%	34%	34%
Tax provision at statutory rate	$752	$325	$592
Increase (decrease) in income taxes resulting from:
State income taxes net of federal tax benefit	56	29	91
Tax-exempt income	(143)	(126)	(128)
Reversal of valuation allowance	(124)	—	—
Cash surrender value of life insurance	(96)	(62)	(108)
Other	(19)	18	155

Total	$426	$184	$602

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities as of December 31, 2006 and 2005 and included in Other Assets within the Consolidated Balance Sheets are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Accrued pension expense	$567	$351
Adjustments, defined benefits plans	217	196
Deferred loan fees	144	192
Excess book over tax bad debt expense	835	980
State net economic loss carryover	94	70
Other, net	41	78

Total deferred tax assets	1,898	1,867
Valuation allowances for deferred tax assets	(94)	(204)

Net of valuation allowances deferred tax assets	1,804	1,663

Deferred tax liabilities:
Excess tax over book depreciation	(547)	(548)
Unrealized gains on securities available for sale	(114)	(111)

Total deferred tax liabilities	(661)	(659)

Net deferred tax assets	$1,143	$1,004

During 2006, the Company determined that the existing valuation allowance associated with its deferred tax assets, other than related to the state net economic loss carryover, was no longer necessary based on the “more likely than not” threshold. Accordingly, $0.13 million of existing valuation allowance was reversed, of which $0.12 million has been included within the 2006 provision for income taxes and $0.01 million has been included in Other Comprehensive Loss. Net deferred tax assets are included in Other Assets within the Consolidated Balance Sheets.

8. STOCK-BASED COMPENSATION

Stock Option Plan—The Company has a stock option plan, approved in 1999 (the “Option Plan”), under which the Company may grant options to selected officers of the Company and the Bank for up to 171,000 shares of common stock. Under the plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options vest over 5 years based on years of service and become 100% vested at either age 55, with 30 years of service, or at age 65.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

A summary of the status of the Company’s Option Plan as of December 31, 2006, 2005, and 2004, and changes during the years then ended are presented below:

shares in thousands	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	56,400	$7.84	110,400	$7.84	110,400	$7.84
Expired, forfeited or canceled	31,200	$7.84	54,000	$7.84	—	—

Outstanding at end of year	25,200	$7.84	56,400	$7.84	110,400	$7.84

Options exercisable at end of year	25,200	$7.84	56,400	$7.84	110,400	$7.84

The exercise price and weighted average characteristics of outstanding stock options as of December 31, 2006, are as follows:

Exercise Price	Shares Outstanding and Exercisable as of December 31, 2006	Weighted Average Remaining Contractual Life (years)
$7.84	25,200	2.99

9. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Plan”), covering all employees who qualify under length of service and other requirements. Under the Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Bank may determine to be appropriate. Contributions totaled $0.71 million, $0.23 million and $0.11 million for the years ended December 31, 2006, 2005 and 2004, respectively. As the Plan is fully funded as of December 31, 2006, the Bank does not expect to provide any funding to the Plan in 2007, nor will there be a minimum contribution in 2007. The measurement date for the Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

An unrestricted lump sum distribution of retirement benefits was inadvertently paid out of the Plan to a former highly compensated employee (“HCE”) during the quarter ended June 30, 2005. The lump sum payment to the former HCE should have been made as a restricted lump sum payment under the terms of the Plan. Several alternative methods were available to correct this error. The Company evaluated these alternatives, as well as the associated liability to the benefit plan, and the Company took corrective action by pledging specific government securities to the Plan. This action occurred prior to the filing of the 2005 Annual Report on Form 10-KSB. The only cost related to this action is the cost of maintaining a security escrow account. The financial impact of this corrective action does not have a material effect on the consolidated financial condition of the Company.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The Plan’s weighted average asset allocations as of December 31, 2006 and 2005, by asset category, are as follows:

	Plan Assets As of December 31,
Asset Category	2006	2005
Equity securities	65.0%	69.6%
Debt securities	20.0%	24.7%
Real estate	1.30%	1.7%
All other assets	13.7%	4.0%

Total	100.0%	100.0%

The expected long-term rates of return on Plan assets were determined by considering long-term historical returns for the Plan and long-term projected returns based on the Plan’s target asset allocations.

Cash Balance Pension Plan

dollars in thousands	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$4,157	$4,152
Service cost	141	99
Interest cost	222	219
Actuarial (gain) loss	(84)	(83)
Benefits and expenses paid	(319)	(230)

Benefit obligation at end of year	4,117	4,157

Change in plan assets:
Fair value of plan assets at beginning of year	3,791	3,669
Actual return on plan assets	437	122
Employer contributions	709	230
Benefits and expenses paid	(319)	(230)

Fair value of plan assets at year end	4,618	3,791

Funded status - over (under) funded	501	(366)
Unrecognized net actuarial loss	471	719
Unrecognized prior service cost	(19)	(50)

Prepaid pension cost (prior to adoption of SFAS 158)	$953	$303

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The following sets forth the Plan’s funded status and amounts recognized in the balance sheets as of December 31, 2006 and 2005.

Cash Balance Pension Plan, Continued

dollars in thousands	2006	2005
Amounts recognized in the consolidated balance sheets (prior to adoption of SFAS 158) consist of:
Prepaid pension cost	$953	$—
Accrued pension liability	—	(106)
Accumulated other comprehensive loss	—	409

Net amounts recognized	$953	$303

Adjustment for transition to SFAS 158:
Transfer to and ending balance of accumulated other comprehensive loss	$452	n/a

	2006	2005	2004
Weighted average assumptions as of December 31:
Discount rate	5.50%	5.50%	5.75%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	6.00%

Net periodic pension cost for the Plan for the years ended December 31, 2006, 2005, and 2004, includes the following:

dollars in thousands	2006	2005	2004
Service costs	$141	$100	95
Interest cost	222	219	222
Expected return on Plan assets	(303)	(279)	(266)
Amortization of prior service cost and recognized net actuarial losses	(2)	(13)	(8)

Net periodic pension cost	$58	$27	$43

dollars in thousands	2006	2005
Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2007:
Net obligation (asset) at transition	$—	n/a
Net actuarial loss	1	n/a
Prior service cost	(15)	n/a

Total expected to be recognized	$(14)	n/a

Assets expected to be returned to the Company in 2007	$—	n/a

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The expected payments for the Plan for each of the next five years and combined for years six through ten are as follows:

dollars in thousands
Estimated Benefit Payments for the Year Ending December 31, 2007	$451
Estimated Benefit Payments for the Year Ending December 31, 2008	$248
Estimated Benefit Payments for the Year Ending December 31, 2009	$342
Estimated Benefit Payments for the Year Ending December 31, 2010	$327
Estimated Benefit Payments for the Year Ending December 31, 2011	$383
Estimated Benefit Payments for the Years Ending December 31, 2012-2016	$1,695

The prepaid pension cost as of December 31, 2006 of $0.5 million is included in Other Assets and the accrued liability as of December 31, 2005 of $0.11 million is included in Accrued Expenses and Other Liabilities within the Consolidated Balance Sheets. The Plan has accumulated benefit obligations of $4.0 million and $3.9 million as of December 31, 2006 and 2005, respectively.

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals’ pension benefits, outside the Bank’s noncontributory defined-benefit cash balance pension plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Bank has purchased bank owned life insurance (“BOLI”) in the aggregate amount of approximately $13.0 million face value and $4.8 million cash value as of December 31, 2006, covering all the participants in the SERP. Contributions totaled $0.14 million, $0.07 million and $.03 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the Bank’s sole discretion, to fund the benefits payable under the SERP.

Supplemental Executive Retirement Plan

dollars in thousands	2006	2005
Change in benefit obligations:
Benefit obligation at beginning of year	$2,116	$2,298
Service cost	6	57
Interest cost	112	130
Special termination benefits	—	89
Curtailments-2005 retirement	—	63
Actuarial (gain) loss	(12)	(455)
Benefits and expenses paid	(137)	(66)

Benefit obligation at end of year	2,085	2,116

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	137	66
Benefits and expenses paid	(137)	(66)

Fair value of plan assets at year end	—	—

Funded Status - over (under) funded	(2,085)	(2,116)
Unrecognized net actuarial loss	89	102
Unrecognized prior service cost	23	28

Accrued liability (prior to adoption of SFAS 158)	$(1,973)	$(1,986)

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Supplemental Executive Retirement Plan, Continued

dollars in thousands	2006	2005
Amounts Recognized in the consolidated balance sheet (prior to adoption of SFAS 158) consist of:
Accrued benefit liability	$(2,085)	$(2,116)
Intangible asset	23	28
Accumulated other comprehensive loss	89	102

Net amounts recognized	$(1,973)	$(1,986)

Adjustment for transition to SFAS 158:
Transfer to accumulated other comprehensive loss	$23	n/a

Total amount included within accumulated other comprehensive loss	$112	$102

	2006	2005	2004
Weighted average assumptions as of December 31:
Discount rate	5.50%	5.50%	5.75%
Expected return on plan assets	n/a	n/a	n/a
Rate of compensation increase	4.00%	4.00%	6.00%

Net periodic pension cost for the SERP for years ended December 31, 2006, 2005, and 2004, includes the following:

	2006	2005	2004
Service cost	$6	$57	$63
Interest cost	112	130	123
Amortization of prior service cost	4	514	109
Recognized net actuarial loss	—	34	—

Net periodic pension cost	$122	$735	$295

dollars in thousands	2006	2005
Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2007:
Net obligation (asset) at transition	$—	n/a
Net actuarial (gain) loss	—	n/a
Prior service cost	5	n/a

Total expected to be recognized	$5	n/a

Assets expected to be returned to the Company in 2007	$—	n/a

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The expected payments for this plan for each of the next five years and combined for years six through ten are as follows:

dollars in thousands
Estimated Benefit Payments for the Year Ending December 31, 2007	$154
Estimated Benefit Payments for the Year Ending December 31, 2008	$153
Estimated Benefit Payments for the Year Ending December 31, 2009	$152
Estimated Benefit Payments for the Year Ending December 31, 2010	$151
Estimated Benefit Payments for the Year Ending December 31, 2011	$150
Estimated Benefit Payments for the Years Ending December 31, 2012-2016	$727

The accrued liability and accumulated benefit obligations for the SERP of $2.085 million and $2.116 million as of December 31, 2006 and 2005, respectively, is included in Accrued Expenses and Other Liabilities within the Consolidated Balance Sheets. The Bank expects contributions to be approximately $0.154 million for the year ending December 31, 2007.

In 2005, the Bank recorded special termination benefits of $0.89 million related to a benefit improvement for a retiring executive. In 2005, the Bank also recorded an expense of $0.06 million related to the termination of an executive and the announced early retirement of another executive.

401(k) Plan—The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary and employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of employee contributions up to 6% of each employee’s compensation. The Bank’s contributions to the 401(k) plan were $0.13 million, $0.12 million and for $0.18 million for 2006, 2005 and 2004, respectively.

Deferred Compensation Plan—The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, provides for certain management employees to defer compensation in order to provide retirement and death benefits on behalf of such employees. The plan allows certain management employees to receive the balance of the 6% Bank match on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2006 and 2005, the amount of the deferred compensation plan liability was $0.5 million and $0.6 million, respectively.

Postretirement Benefits—The Bank provides certain postretirement benefits to select executive officers. As of December 31, 2006 and 2005, the amount of the liability for these benefits was approximately $0.16 million. The Bank recognized expense related to the post retirement benefits of $0.02 million, $0.07 million and $0.09 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10. LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. Certain leases require increased rentals under cost-of-living escalation clauses. The following are future minimum lease payments as required under the agreements:

Year	Payments
dollars in thousands
2007	$54
2008	35
2009	36
2010	36
2011	21
2012 and thereafter	232

Total	$414

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Rent expense for all operating leases amounted to approximately $0.05 million, $0.12 million, and $0.12 million in 2006, 2005, and 2004, respectively.

During 2006, the Bank entered into a capital lease obligation relating to certain equipment, included within Bank Premises and Equipment within the Consolidated Balance Sheets, with a fair market value of $0.28 million at the inception of the lease. The non-cancelable period of the lease is 60 months. Scheduled payments pursuant to the capital lease are as follows:

Year	Principal and Interest
dollars in thousands
2007	$65
2008	65
2009	65
2010	65
2011	37

Total payments	297
Less amounts representing interest	45

Total principal outstanding	$252

11. OTHER BORROWINGS

Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB and qualifying first mortgage loans, in the amount of $13.6 million as of December 31, 2006.

The Bank has the availability of additional borrowings of approximately $11.9 million from the FHLB, as of December 31, 2006.

dollars in thousands	Rate	December 31, 2006	December 31, 2005
FHLB, due on December 10, 2007	3.59%	$2,000	$2,000
FHLB, due on October 8, 2008	4.60%	10,000	10,000
FHLB, due on December 8, 2009	4.02%	3,000	3,000
FHLB, due on July 16, 2018	7.56%	1,742	1,773
FHLB, due on May 20, 2020	0.50%	822	841
Capital lease (60 months beginning April 2006)(see Note 10)	5.72%	252	—

Total other borrowings		$17,816	$17,614

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

12. DEPOSITS

Principal maturities of the Bank’s time deposits as of December 31, 2006, are as follows:

Year	Maturities
dollar in thousands
2007	$89,487
2008	5,849
2009	1,441
2010	458
2011	80

Total	$97,315

As of December 31, 2006, the Bank had two deposit relationships, whose individual balances were in excess of 5% of total deposits. These relationships had aggregate deposits of $28.4 million as of December 31, 2006.

Deposit Concentrations

	December 31,
dollars in thousands	2006	2005
Number of accounts	6	3
Dollar amount of accounts	$28,367	$13,297
Percent of total deposits	12.67%	6.53%

Principal maturities of time deposits of $100,000 or more as of December 31, 2006 and 2005 are as follows:

	December 31,
dollars in thousands	2006	2005
Due within three months	$31,480	$14,304
Due three months to twelve months	16,502	17,776

Due within one year	47,982	32,080
Due one to five years	1,920	3,282

Total	$49,902	$35,362

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

13. RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or the contracts to issue common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. No stock options were antidilutive in 2006, 2005, and 2004. The following table displays the EPS reconciliation for the years ended December 31, 2006, 2005, and 2004.

dollars in thousands, except per share amounts	2006	2005	2004
BASIC EARNINGS PER SHARE
Net income	$1,786	$772	$1,139

Divide by: Weighted average shares outstanding	1,686	1,686	1,686

Basic earnings per share	$1.06	$0.46	$0.68

DILUTED EARNINGS PER SHARE
Net income	$1,786	$772	$1,139

Divide by: Weighted average shares outstanding	1,686	1,686	1,686
Potentially dilutive effect of stock options	10	40	32

Diluted average shares outstanding	1,696	1,726	1,718
Diluted earnings per share	$1.05	$0.45	$0.66

14. REGULATION AND REGULATORY RESTRICTIONS

The primary source of funds for the payment of dividends by the Company is dividends received from the Bank. The Bank, as a NC, state charted banking corporation, may pay dividends only out of undivided profits as determined pursuant to North Carolina General Statutes Section 53-87. Additionally, dividends paid by the Bank to the Company may be limited due to maintaining capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit its ability to pay dividends comparable to those paid in the past. As of December 31, 2006, the Bank had undivided profits, as defined, of $15.7 million.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification received from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are presented in the following tables:

	December 31, 2006
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$24,435	12.88%	$15,175	8.00%		n/a
The Bank	$24,219	12.78%	$15,162	8.00%	$18,952		10.00%
Tier 1 (to risk weighted assets)
The Company	$21,927	11.56%	$7,588	4.00%		n/a
The Bank	$21,713	11.46%	$7,581	4.00%	$11,371		6.00%
Tier 1 (to Average total assets)
The Company	$21,927	8.73%	$10,052	4.00%		n/a
The Bank	$21,713	8.65%	$10,045	4.00%	$12,556		5.00%

	December 31, 2005
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$22,999	12.17%	$15,118	8.00%		n/a
The Bank	$22,853	12.12%	$15,084	8.00%	$18,856		10.00%
Tier 1 (to risk weighted assets)
The Company	$20,450	10.82%	$7,560	4.00%		n/a
The Bank	$20,309	10.77%	$7,543	4.00%	$11,314		6.00%
Tier 1 (to Average total assets)
The Company	$20,450	8.22%	$9,951	4.00%		n/a
The Bank	$20,309	8.16%	$9,955	4.00%	$12,444		5.00%

The FDIC and the Commissioner completed an examination during 2006. As a result of this examination, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continue to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for M&F Bancorp, Inc. (parent company only) is as follows:

	December 31,
dollars in thousands	2006	2005
Condensed Balance Sheets:
Assets:
Cash on deposit with Bank subsidiary	$233	$75
Investment in subsidiary Bank, at equity	21,548	20,190
Other assets	194	223

Total	$21,975	$20,488

Liabilities and Shareholders’ Equity:
Total liabilities	$213	$157
Shareholders’ equity	21,762	20,331

Total	$21,975	$20,488

dollars in thousands	For the years Ended December 31,
	2006	2005	2004
Condensed Results of Operations:
Dividends received	$760	$150	$715
Undistributed net earnings of subsidiary	1,376	1,109	943
Income (expenses), net	(350)	(487)	(519)

Net income	$1,786	$772	$1,139

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

	For the Years Ended December 31,
dollars in thousands	2006	2005	2004
Condensed Cash Flows:
Cash Flows from operating activities:
Net income	$1,786	$772	$1,139
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net earnings of subsidiary	(1,376)	(1,109)	(943)
Decrease (increase) in other assets	29	(26)	(80)
Increase (decrease) in other liabilities	56	76	(3)

Net cash provided by (used in) operating activities	495	(287)	113

Cash flows used in financing activities-dividends paid	(337)	(337)	(329)

Net increase (decrease) in cash	158	(624)	(216)
Cash at beginning of year	75	699	915

Cash at end of year	$233	$75	$699

16. COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the consolidated balance sheets. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Financial instruments whose contract amounts represent credit risk as of December 31, 2006 and 2005, respectively, are commitments to extend credit (including availability of lines of credit) — $24.2 million and $29.6 million, and standby letters of credit and financial guarantees written — $3.3 million and $3.6 million. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding at December 31, 2006 and 2005, respectively, are summarized in the following table:

dollars in thousands	2006		2005
	Amount	Rate	Amount	Rate
Real estate-construction (fixed)	$1,520	5.93%-8.75	$1,844	5.00%-8.50%
Real estate-construction (variable)	4,172	7.32%-10.25%	11,446	6.25%-16.00%
Real estate-mortgage (fixed)	2,286	6.00%-9.25%	992	6.00%-8.00%
Real estate-mortgage (variable)	1,072	6.25%-10.75%	1,731	5.75%-16.00%
Commercial, financial, agricultural (fixed)	1,016	3.6%-6.72%	405	5.50%-7.35%
Commercial, financial, agricultural (variable)	12,301	5.44%-10.75%	12,460	4.73%-18.00%
Consumers (fixed)	1,136	9.00%-18.00%	318	9.00%-18.00%
Consumers (variable)	683	8.25-10.75%	442	5.50%-18.00%

Total	$24,186		$29,638

During the period September 29, 2006 through November 1, 2006, the Bank has entered into a series of separate, but related, agreements associated with its decision to undertake a complete core processing systems and peripheral applications migration. The Board of Directors of the Bank has approved management’s recommendation to migrate its core system and peripheral applications on August 22, 2006. These agreements represent commitments for items of a capital and/or capitalizable expenditure nature or may represent operating expenses, beginning in 2006 and extending into the future. To date, the aggregate level of future commitments that have been executed by management is approximately $1.809 million.

As of December 31, 2006, an environmental issue at one of the Bank’s owned branches is being evaluated. The Company has accrued $0.015 million in connection with this matter. The ultimate level of remediation, if any, has yet to be determined. Accordingly, the outcome is presently uncertain.

17. SUBSEQUENT EVENTS

During January 2007, the President and Chief Executive Officer resigned. In connection with this resignation, the Company, the Bank and the former executive entered into a separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, up to $0.17 million will be paid to the former executive during 2007. The Company and the Bank entered into a consulting arrangement with a former executive and director of the Bank, whereby he served as its interim president and chief executive officer. Total compensation under this arrangement was $0.032 million. On January 12, 2007, the Company and the Bank entered into an employment agreement in connection with Ms. Kim D. Saunders’ appointment as president and chief executive officer of the Company and Bank (the “Employment Agreement”). The term of the Employment Agreement is for three years, with base annual compensation of $0.23 million, in addition to certain incentives.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange.

The book values of cash and due from banks, interest-bearing deposits, accrued interest receivable, accrued interest payable and other liabilities are considered equal to fair values as a result of the short-term nature of these items. The fair values of marketable securities is based on quoted market prices, dealer quotes and priced obtained from independent pricing services. The fair value of loans, time deposits, and other borrowings is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

No adjustment was made to the entry-value interest rates for changes in credit of loans for which there are no known credit concerns. Management segregates loans in appropriate risk categories. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the loan portfolio for which there are no known credit concerns, results in a fair valuation of such loans on an entry-value basis.

Demand deposits are shown at face value.

As of December 31, 2006 and 2005, the carrying amounts and associated estimated fair value of select assets and liabilities of the Company are as follows:

dollars in thousands	December 31, 2006		December 31, 2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$37,460	$37,460	$32,597	$32,597
Marketable securities	$54,737	$54,737	$32,365	$32,365
Loans, net of allowances for loan losses	$159,013	$156,727	$165,228	$163,018
Accrued interest receivable	$1,575	$1,575	$1,212	$1,212

Liabilities:
Deposits	$223,829	$224,212	$203,752	$203,539
Other borrowings	$17,816	$17,558	$17,614	$17,235
Accrued interest payable	$812	$812	$596	$596

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$—	$24,186	$—	$29,638
Standby letters of credit	$—	$3,319	$—	$3,583

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED DECEMBER 31, 2006 AND 2005

in thousands, except per share data	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2006
Interest income	$3,756	$3,807	$3,902	$3,995
Interest expense	1,204	1,314	1,533	1,638

Net interest income	2,552	2,493	2,369	2,357
Provisions (credit) for loan losses	(201)	(4)	26	130

Net interest income after provision for loan losses	2,753	2,497	2,343	2,227
Noninterest income	627	593	540	822
Noninterest expense	2,451	2,503	2,555	2,681

Income before income taxes	929	587	328	368
Income tax expense (benefit)	260	212	(62)	16

Net income	$669	$375	$390	$352

Net income per share:
Basic	$0.40	$0.22	$0.23	$0.21
Diluted	$0.39	$0.22	$0.23	$0.21
Average shares outstanding:
Basic	1,686	1,686	1,686	1,686
Diluted	1,700	1,700	1,692	1,691

	Quarter 1	Quarter 2	Quarter 3	Quarter 4
2005
Interest income	$3,201	$3,238	$3,497	$3,617
Interest expense	939	975	1,100	1,238

Net interest income	2,262	2,263	2,397	2,379
Provisions for loan losses	233	99	30	293

Net interest income after provision for loan losses	2,029	2,164	2,367	2,086
Noninterest income	522	658	686	1,119
Noninterest expense	2,583	2,442	2,461	3,189

Income (loss) before income taxes	(32)	380	592	16
Income tax expense (benefit)	(16)	90	184	(74)

Net income (loss)	$(16)	$290	$408	$90

Net income (loss) per share:
Basic	$(0.01)	$0.17	$0.24	$0.05
Diluted	$(0.01)	$0.17	$0.23	$0.05
Average shares outstanding:
Basic	1,686	1,686	1,686	1,686
Diluted	1,686	1,745	1,742	1,706

* * * * * * * * *

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2006. In connection with such evaluation, the Company has determined that there have been no changes in internal control over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)	Directors and Executive Officers – The information required by this Item regarding the Company’s directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I—Election of Directors–Nominees,” and “Proposal I—Election of Directors–Executive Officers,” in the Company’s Proxy Statement, to be filed with the Securities and Exchange Commission with respect to the Annual Meeting of Shareholders to be held on May 16, 2007, which sections are incorporated herein by reference.

(b)	Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c)	Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company’s website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

(d)	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

(e)	Corporate Governance - The information required by this Item regarding the Company’s audit committee and procedures by which stockholders may recommend nominees to the Company’s Board of Directors is set forth in the Proxy Statement under the section captioned “The Board of Directors and Its Committees”, which section is incorporated herein by reference.

(f)	Audit Committee – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item is set forth under the sections captioned “Board of Directors and Its Committees – How Are Directors Compensated?” and “Executive Compensation” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the sections captioned “Stock Ownership” of the Proxy Statement and “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the sections captioned “Executive Compensation – Indebtedness of and Transactions with Management” “Director Independence”, “Nominating and Corporate Governance Committee”, “Compensation Committee”, and “Audit Committee”, in the Proxy Statement, which sections are incorporated herein by reference.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ITEM 13.	EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description

Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3 (iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit (10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(c)	Employment Agreement dated May 9, 2005 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005

Exhibit (10)(d)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005 filed with the SEC on May 16, 2005.

Exhibit (10)(e)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Ethel M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005 filed with the SEC on May 16, 2005.

Exhibit (10)(f)	First Amendment Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on September 27, 2005.

Exhibit (10)(g)	Employment Agreement dated January 12, 2007 between Kim D. Saunders and the Company, the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC January 18, 2007.

Exhibit (10)(h)	Separation Agreement dated January 18, 2007 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K with the SEC on January 24, 2007.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Exhibit No.	Exhibit Description

Exhibit (16)(a)	Letter on Change of Registrant’s Certifying Accountant, incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the SEC on March 27, 2006.

Exhibit (16)(b)	Letter on Change of Registrant’s Certifying Accountant, incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the SEC on March 30, 2006.

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc, incorporated by reference to Exhibit 21 to the Form 10-KSB, filed with the SEC on March 31, 2006.

Exhibit (23)(a)	Consent of McGladrey & Pullen, LLP

Exhibit (23)(b)	Consent of Deloitte & Touche LLP

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Jonathan Sears Woodall.

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 30, 2007	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders Kim D. Saunders	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ Jonathan Sears Woodall Jonathan Sears Woodall	Senior Vice President, Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2007

/s/ Maceo K. Sloan Maceo K. Sloan	Chairman of the Board	March 30, 2007

/s/ Willie T. Closs, Jr. Willie T. Closs, Jr.	Director	March 30, 2007

/s/ Genevia G. Fulbright Genevia G. Fulbright	Director	March 30, 2007

/s/ Michael L. Lawrence Michael L. Lawrence	Director	March 30, 2007

/s/ Joseph M. Sansom Joseph M. Sansom	Director	March 30, 2007

/s/ Aaron L. Spaulding Aaron L. Spaulding	Director	March 30, 2007

M&F BANCORP, INCORPORATED AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

Exhibit (23)(a)	Consent of McGladrey & Pullen, LLP

Exhibit (23)(b)	Consent of Deloitte & Touche LLP

Exhibit (31.1)	Certification of Kim D. Saunders

Exhibit (31.2)	Certification of Jonathan Sears Woodall

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.