Form 10QSB
period 2007-03-31
M&F BANCORP INC /NC/
filed 2007-05-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Outstanding at May 14, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INCORPORATED AND SUBSIDIARY

ii

M&F BANCORP, INCORPORATED AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS

dollars in thousands	March 31, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS
Cash and cash equivalents	$30,878	$37,460
Investment securities available for sale, at fair value	64,969	53,229
Other invested assets	1,498	1,508
Loans	150,528	161,514
Allowances for loan losses	2,519	2,501

Loans, net	148,009	159,013

Interest receivable	1,792	1,575
Bank premises and equipment, net	5,697	5,880
Cash surrender value of bank-owned life insurance	4,806	4,760
Other assets	3,920	4,583

TOTAL ASSETS	$261,569	$268,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	$185,017	$193,217
Noninterest-bearing deposits	32,340	30,612

Total deposits	217,357	223,829
Other borrowings	17,790	17,816
Other liabilities	4,479	4,601

Total liabilities	239,626	246,246

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value, each as of March 31, 2007 and December 31, 2006, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares	5,901	5,901
Retained earnings	16,356	16,027
Accumulated other comprehensive loss, net of deferred income tax benefits of $197 and $103 as of March 31, 2007 and December 31, 2006, respectively	(314)	(166)

Total shareholders’ equity	21,943	21,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$261,569	$268,008

See notes to consolidated condensed financial statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
dollars in thousands, except per share data	2007	2006
Interest income:
Interest and fees on loans	$2,915	$3,098
Interest and dividends on investment securities:
Taxable	102	92
Tax-exempt	618	230
Interest on cash and cash equivalents	388	336

Total interest income	4,023	3,756

Interest expense:
Interest on deposits	1,576	1,006
Interest on borrowings	209	198

Total interest expense	1,785	1,204

Net interest income	2,238	2,552
Less provision (credit) for loan losses	36	(201)

Net interest income after provision (credit) for loan losses	2,202	2,753

Noninterest income:
Service charges	291	384
Rental income	106	111
Cash surrender value of life insurance	46	45
Realized gain from disposal of loan	97	—
Net realized gains from disposal of investment securities	244	—
Other noninterest income	126	87

Total noninterest income	910	627

Other noninterest expense:
Salaries and employee benefits expense	1,208	1,241
Occupancy	279	271
Equipment	303	108
Directors fees	43	43
Marketing	96	106
Dues and subscriptions	140	43
Other noninterest expense	515	639

Total noninterest expense	2,584	2,451

Income before income taxes	528	929
Income tax expense	115	260

Net income	$413	$669

Earnings per share of common stock:
Basic	$0.24	$0.40
Diluted	$0.24	$0.39

Weighted average shares of common stock outstanding:
Basic	1,686	1,686
Diluted	1,690	1,700

Dividends per share of common stock	$0.05	$0.05

See notes to consolidated condensed financial statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
dollars in thousands	2007	2006
NET INCOME	$413	$669

ITEMS OF OTHER COMPREHENSIVE LOSS:
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale, net	2	(68)
Reclassification adjustments for net realized gains included in income before income tax expense	(244)	—

Other comprehensive loss, before tax benefit	(242)	(68)

Less: Changes in deferred income taxes related to change in unrealized losses on securities available for sale	(94)	(23)

Other comprehensive loss, net of tax benefit	(148)	(45)

COMPREHENSIVE INCOME	$265	$624

See notes to consolidated condensed financial statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

dollars in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	669	—	669
Other comprehensive loss	—	—	(45)	(45)
Dividends declared ($0.05 per share)	—	(84)	—	(84)

Balances as of March 31, 2006	$5,901	$15,163	$(193)	$20,871

Balances as of December 31, 2006	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income	—	413	—	413
Other comprehensive loss	—	—	(148)	(148)
Dividends declared ($0.05 per share)	—	(84)	—	(84)

Balances as of March 31, 2007	$5,901	$16,356	$(314)	$21,943

See notes to consolidated condensed financial statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
dollars in thousands	2007	2006
Cash flows from operating activities:
Net income	$413	$669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	36	(201)
Depreciation and amortization	219	84
Investment accretion, net	(6)	—
Deferred income tax benefit	—	(24)
Deferred loan fees, net	(125)	(27)
Net gains from disposal of investment securities	(244)	—
Gain on sale of land available for sale	—	(25)
Increase in cash surrender value of life insurance	(46)	—
Gain from disposal of loan	(97)	—
Changes in:
Interest receivable	(217)	(107)
Income taxes receivable	6	254
Other assets	275	(403)
Other liabilities	(121)	(97)

Net cash provided by operating activities	93	123

Cash flows from investing activities:
Proceeds from sale of debt investment securities	2,261	—
Proceeds from sale of equity investment securities	302	—
Proceeds from maturities of debt investment securities	1,500	3,190
Proceeds from calls of debt investment securities	2,890	—
Proceeds from principal collections of debt investment securities	151	189
Purchases of debt investment securities	(18,824)	(2,502)
Net decrease in loans	9,355	2,208
Proceeds from sale of loan	1,835	—
Purchases of bank premises and equipment	(36)	(3)
Proceeds from maturity of bank-owned life insurance policies	473	—

Net cash provided by (used in) investing activities	(93)	3,082

Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings deposits	(11,761)	(1,341)
Net increase (decrease) in certificates of deposit	5,289	(5,777)
Repayments of other borrowings	(26)	(12)
Cash dividends	(84)	(84)

Net cash used in financing activities	(6,582)	(7,214)

Net decrease in cash and cash equivalents	(6,582)	(4,009)
Cash and cash equivalents as of the beginning of the period	37,460	32,597

Cash and cash equivalents as of the end of the period	$30,878	$28,588

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid during period for:
Interest paid	$1,771	$1,277
Income taxes paid	$—	$—

See notes to consolidated condensed financial statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company reclassified amounts reported for 2006 related to its equity investment in non-marketable securities from other assets to other invested assets, as well as interest income from interest and dividends on investment-securities-taxable to interest and dividends on investment securities-tax-exempt in order to conform with the current year presentation of those amounts. The Company believes that these changes in preparation more appropriately classify these items and amounts under industry practice and accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-QSB and Regulation S-B. The accompanying condensed consolidated financial statements are unaudited except for the balance sheet as of December 31, 2006, which was derived from the audited consolidated financial statements as of that date.

The consolidated condensed financial statements included herein should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Form 10-KSB as of and for the year ended December 31, 2006, since they do not include all the information and footnotes required by U.S. GAAP.

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

2. Earnings Per Share (“EPS”)

Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three months ended March 31, 2007 and 2006, respectively, are included in the following table, which provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	Three Months Ended March 31,
number of shares in thousands	2007	2006
Weighted average shares	1,686	1,686
Effect of dilutive stock options	4	14

Dilutive potential average common shares	1,690	1,700

The Company had no stock options which are anti-dilutive for either of the three month periods ended March 31, 2007 or 2006.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale as of March 31, 2007 and December 31, 2006, were as follows:

	March 31, 2007
dollars in thousands	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AVAILABLE FOR SALE

U.S. Government agencies due:
One year or less	$8,256	$—	$(12)	$8,244
After 1 year but within 5 years	26,217	42	(13)	26,246
After 5 years but within 10 years	1,000	3	—	1,003
After 10 years	2,006	8	(3)	2,011

Total U.S. Government agencies	37,479	53	(28)	37,504

State and County Municipals due:
One year or less	951	3	—	954
After 1 year but within 5 years	2,088	11	(1)	2,098
After 5 years but within 10 years	4,387	75	(3)	4,459
After 10 years	8,813	94	(124)	8,783

Total State and County Municipals	16,239	183	(128)	16,294

Mortgage-backed Securities due:
After 10 years	11,198	11	(38)	11,171

Total Mortgage-backed Securities	11,198	11	(38)	11,171

Total Available for Sale Securities	$64,916	$247	$(194)	$64,969

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
AVAILABLE FOR SALE

U.S. Government agencies due:
One year or less	$5,497	$1	$(10)	$5,488
After 1 year but within 5 years	24,482	39	(42)	24,479
After 5 years but within 10 years	1,000	—	(3)	997
After 10 years	1,000	—	(2)	998

Total U.S. Government agencies	31,979	40	(57)	31,962

State and County Municipals due:
One year or less	976	2	—	978
After 1 year but within 5 years	2,152	13	(1)	2,164
After 5 years but within 10 years	4,094	77	(2)	4,169
After 10 years	7,716	96	(113)	7,699

Total State and County Municipals	14,938	188	(116)	15,010

Mortgage-backed Securities due:
After 5 years but within 10 years	1,083	—	(32)	1,051
After 10 years	4,931	5	(34)	4,902

Total Mortgage-backed Securities	6,014	5	(66)	5,953

Equity Security	3	301	—	304

Total Available for Sale Securities	$52,934	$534	$(239)	$53,229

For purposes of the above maturity tables, mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. The mortgage-backed security may mature earlier because of principal prepayments.

During the three month period ended March 31, 2007, certain available for sale securities (representing U.S. government sponsored agencies, mortgage-backs and equity investment securities) were sold, called, matured or had principal payments resulting in aggregate proceeds of $7.1 million. Gross realized gains and losses resulting from these sales and calls during the three months ended March 31, 2007 were $0.28 million and $0.04 million, respectively. During the quarter ended March 31, 2006, aggregate redemptions of investment securities were $3.4 million. These redemptions consisted of maturities and normal principal collections. There were no sales of investment securities during the first quarter of 2006.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

As of March 31, 2007 and December 31, 2006, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position were as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2007:

U.S. government agencies	$12,763	$11	$6,729	$17	$19,492	$28
State and County municipals	6,391	128	—	—	6,391	128
Mortgage – backed securities	5,039	19	1,217	19	6,256	38

Total	$24,193	$158	$7,946	$36	$32,139	$194

December 31, 2006:

U.S. government agencies	$11,978	$24	$6,713	$33	$18,691	$57
State and County municipals	4,413	116	—	—	4,413	116
Mortgage – backed securities	3,057	14	2,473	52	5,530	66

Total	$19,448	$154	$9,186	$85	$28,634	$239

As of March 31, 2007, the Company held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position or consolidated statement of operations. These investments were in U.S. government sponsored agencies, state and county municipals and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and, therefore, it is expected that the securities would not be settled at a price less than the principal balance at each respective maturity. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other than temporary impairment in connection with these investments in the accompanying consolidated condensed financial statements.

In connection with certain borrowing activities and deposit relationships with local governments, as of March 31, 2007 and December 31, 2006, the Company has pledged cash and cash equivalents and certain investment securities as collateral, as follows:

dollars in thousands	March 31, 2007	December 31, 2006
Cash and cash equivalents	$490	$490
Investment securities, at fair value	21,170	23,079

Total	$21,660	$23,569

As of March 31, 2007 and December 31, 2006, the Bank had commitments outstanding to purchase $1.0 and $1.5 million, respectively, in “when issued” securities. These securities are not recorded in the consolidated balance sheets until the respective settlement dates.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

4. Loans

Loans are made primarily to customers in the Bank’s area market within North Carolina. The Bank’s loans, classified by type, as of March 31, 2007 and December 31, 2006, respectively, were as follows:

dollars in thousands	March 31, 2007	December 31, 2006
Real estate-construction	$12,528	$12,411
Real estate-mortgage	128,159	140,184
Commercial, financial and agricultural	4,235	4,142
Consumer	4,657	4,013
All other loans	1,197	1,137

Less: Deferred origination fees, net	248	373

Total loans, net of deferred fees	$150,528	$161,514

During the quarter ended March 31, 2007, the Bank recorded cumulative deferred origination costs of $0.081 million. No such costs had been deferred prior to 2007.

Nonperforming assets as of March 31, 2007 and December 31, 2006, respectively, were as follows:

dollars in thousands	March 31, 2007	December 31, 2006
Nonaccrual loans	$490	$405
Loans 90 days or more past due and still accruing interest	51	39
Foreclosed properties, included in Other Assets	951	951

Total nonperforming assets	$1,492	$1,395

During the quarter ended March 31, 2007, the Bank negotiated the sale of one loan for $1.9 million (including accrued interest and fees of $0.1 million), resulting in a recognized gain of $0.097 million. No loans were sold during the first quarter of 2006.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

5. Allowance for Loan Losses

Allowance for loan losses as of March 31, 2007 and March 31, 2006, respectively, consisted of the following:

dollars in thousands	March 31, 2007	March 31, 2006
Balance at beginning of the period	$2,501	$2,921

Loans charged off during the period and year, respectively:
Installment loans to individuals	—	60
Demand deposit overdraft program	26	—

Total charge-offs	26	60

Recoveries of loan previously charged off during the period and year, respectively:
Real estate	—	3
Commercial, financial agricultural	1	—
Installment loans to individuals	—	16
Demand deposit overdraft program	7	—

Total recoveries	8	19

Net charge-offs	18	41

Provision (credit) charged to operations	36	(201)

Balance at end of the period	$2,519	$2,679

Ratio of net charge-offs during the period/year to average loans outstanding during the period/year	0.01%	0.02%

Information related to impaired loans as of March 31, 2007 and December 31, 2006, was as follows:

dollars in thousands	March 31, 2007	December 31, 2006
Impaired loans without a valuation allowance	$136	$282
Impaired loans with a valuation allowance	4,396	3,699

Total impaired loans	$4,532	$3,981

Valuation allowance related to impaired loans	$1,388	$1,260

dollars in thousands	March 31, 2007	December 31, 2006
Average investment in impaired loans	$4,116	$2,315
Interest income recognized on impaired loans	$87	$144

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

6. Deposits

The following tables present the composition of deposits as of March 31, 2007 and December 31, 2006 (noninterest-bearing Christmas Club accounts included in savings accounts):

dollars in thousands	March 31, 2007	December 31, 2006
Demand deposits	$32,227	$30,569
Savings accounts	33,822	49,533
NOW accounts	22,443	22,091
Money market accounts	26,258	24,321
Certificates of deposit	102,607	97,315

Total deposits	$217,357	$223,829

As of March 31, 2007 and December 31, 2006, the Bank had two deposit relationships, whose individual balances were in excess of 5% of total deposits. These relationships had aggregate deposits of $26.9 million and $28.4 million as of March 31, 2007 and December 31, 2006, respectively:

dollars in thousands	March 31, 2007	December 31, 2006
Number of accounts	5	6
Dollar amount of accounts	$26,913	$28,367
Percent of total deposits	12.38%	12.67%

7. Other Borrowings

Other borrowings as of March 31, 2007 and December 31, 2006, respectively, consisted of the following:

dollars in thousands	Rate	March 31, 2007	December 31, 2006
Federal Home Loan Bank (“FHLB”) due on December 10, 2007	3.59%	$2,000	$2,000
FHLB, due on October 8, 2008	4.60%	10,000	10,000
FHLB, due on December 8, 2009	4.02%	3,000	3,000
FHLB, due on July 16, 2018	7.26%	1,733	1,742
FHLB, due on May 20, 2020	0.50%	818	822
Capital lease (60 months beginning April 2006)	5.72%	239	252

Total other borrowings		$17,790	$17,816

8. Common Stock Dividends

On March 20, 2007, the Board of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on April 5, 2007, payable on April 12, 2007. The dividend reduced shareholders’ equity by approximately $0.084 million.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

9. Benefit Plans

The Bank sponsors a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Bank also sponsors a non-qualified, unfunded Supplemental Executive Retirement Plan that provides benefits to certain current and former executives.

The components of the net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows:

	Qualified Defined Benefit Plan		Non-qualified Supplemental Benefit Plan
dollars in thousands	2007	2006	2007	2006
Service cost	$32	$36	$—	$2
Interest cost	53	56	28	28
Expected return on plan assets	(76)	(77)	—	—
Amortization of prior service cost	(4)	(7)	1	1
Amortization of net loss	—	7	—	—

Net periodic cost	$5	$15	$29	$31

The Company provides certain postretirement benefits to specified former executive officers. As of March 31, 2007 and December 31, 2006, the amount of each liability for these benefits was approximately $0.16 million.

10. Income Taxes

During the first quarter of each year, the Company develops an initial estimate of its expected annual effective income tax rate pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (the “Annual Effective Tax Rate”). Factors affecting estimation of the Annual Effective Tax Rate include the expected amount of pre-tax income adjusted for permanent differences (including investment income not subject to federal and/or state income taxes). Underlying tenets of the Company’s investment strategy is to focus on credit quality and to maximize yield (as measured on a fully taxable equivalent basis). Investment income from the Company’s bank-owned life insurance policies and certain debt investment securities represented permanent differences. For 2007 and 2006, the Annual Effective Tax Rates were 21.8% and 28.0%, respectively. The Company reviews its estimate of the annual Effective Tax Rate and will revise if assumptions change or actual results warrant.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 was effective for the Company in the first quarter of fiscal 2007. The Company had identified two tax positions, with an aggregate tax-effected value of $0.270 million, taken within its 2004 and 2005 returns for which it has filed a change in method election with the Internal Revenue Service, (the “Election”). Based on an external consultation, management believes the probability to be “highly certain” that the Election will be approved during (and will be effective in) 2007. Accordingly, the adoption of FIN 48 did not have a material impact on its consolidated financial position or consolidated condensed financial statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

11. Commitments and Contingent Liabilities

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the consolidated condensed financial statements. As of March 31, 2007 and December 31, 2006 (including available lines of credit), the Bank had outstanding loan commitments of approximately $15.2 million and $24.2 million, respectively. Commitments under standby letters of credit and financial guarantees written amounted to approximately $3.3 million each as of March 31, 2007 and December 31, 2006. These letters of credit represent agreements whereby the Bank commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Bank approves lines of credit to consumer customers through home equity and consumer overdraft protection loans. As of March 31, 2007 and December 31, 2006, in addition to actual advances made on such loans, the Bank’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of March 31, 2007 and December 31, 2006 were approximately $2.0 million and $0.9 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.6 million as of March 31, 2007 and $0.9 million as of December 31, 2007.

No significant losses are anticipated as a result of these transactions.

During January 2007, the Company’s president and chief executive officer resigned. In connection with this resignation, the Company, the Bank and the former executive entered into a separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, up to $0.17 million will be paid to the former executive during 2007. The Company and the Bank entered into a consulting arrangement with a former executive and director of the Bank, whereby he served as its interim president and chief executive officer. Total compensation under this arrangement was $0.03 million. On January 12, 2007, the Company and the Bank entered into an employment agreement in connection with Ms. Kim D. Saunders’ appointment as president and chief executive officer of the Company and Bank (the “Employment Agreement”). The term of the Employment Agreement is for three years, with base annual compensation of $0.23 million, in addition to certain incentives.

12. New Accounting Pronouncements

In February 2006, the Emerging Issues Task Force (“EITF”) released Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 discussed the diversity in practice regarding the accounting for a postretirement benefit associated with an endorsement split-dollar insurance arrangement, specifically whether a company should record a liability for the obligation associated with the postretirement benefit that is being provided either in the form of a substantive agreement to maintain a life insurance policy during the employee’s retirement or to provide a future death benefit (collectively, the “Postretirement Benefits”). On September 7, 2006, the EITF affirmed a consensus that a liability should be recorded for any committed Postretirement Benefits in accordance with existing guidance pursuant to SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions or Accounting Principles Board Opinion No. 12, Omnibus Opinion – 1967 (Deferred Compensation Contracts), and is effective for fiscal years beginning after December 15, 2007. The Company will continue to monitor this issue, will evaluate the impact, if any, on its consolidated financial position, and consolidated results of operations. The Bank is a party to certain split-dollar arrangements with three current or former executives.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company and the Bank do not have any derivative instruments; accordingly, the adoption of this new accounting standard had no impact on its consolidated financial condition or consolidated results of operation.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of this new accounting standard did not have a material impact on its consolidated financial condition or consolidated results of operations.

In June 2006, the EITF released Issue 06-5, Accounting for Purchased of Life Insurance – Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 discussed the diversity in practice regarding consideration of any additional amounts (other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. On September 7, 2006, the EITF confirmed a consensus that a policyholder should determine the amount that could be realized under an insurance contract assuming the surrender on a policy-by-policy basis. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 had no effect on the accompanying consolidated condensed financial statements.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 requires the Company to review outstanding tax positions and establish a liability in its consolidated balance sheet for those positions that more likely than not, based on technical merits, would not be sustained upon examination by taxing authorities. The Company files U.S. federal income tax returns and state income tax returns in North Carolina. Based on the statue of limitations, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2005 and the deferred tax positions benefits accrued in the 2006 annual consolidated financial statements, management determined that all tax positions taken had a probability of greater than 50% of being sustained and that 100% of the benefits accrued were expected to be realized. The Company has identified two tax positions, with an aggregate tax-effected value of $0.27 million, taken in its 2004 and 2005 returns for which it had filed a change in method election with the Internal Revenue Service (the “Election”). Management believes the probability to be “highly certain” that the Election will be approved during (and will be effective in) 2007. Management believes that the deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. As a result of this evaluation, management did not see a need to record a liability for previously recognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its consolidated financial condition or consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of SFAS No. 115). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities at their respective fair values without having to apply complex hedge accounting provisions. An early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The choice by an entity to adopt early must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued interim financial statements. The Company has elected not to early adopt SFAS No. 159.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

In March 2007, the EITF ratified its final consensus and released Issued 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF” 06-10”). EITF 06-10 requires an employer to recognize a liability for the postretirement benefits related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statements No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefits plan exist) or APB Opinion No. 12, Omnibus Opinion-1967, (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an assets based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company owns no collateral assignment type split-dollar life insurance policies.

********

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Item 2 —  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three month period ended March 31, 2007. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended March 31,
dollars in thousand, (except per share data) (unaudited)	2007	2006	% Change
Earnings:
Net interest income	$2,238	$2,552	(12.30)%
Provision (credit) for loan losses	$36	$(201)	*
Noninterest income	$910	$627	45.14%
Noninterest expense	$2,584	$2,451	5.43%
Net income	$413	$669	(38.27)%

Net income per share:
Basic	$0.24	$0.40	(40.00)%
Diluted	$0.24	$0.39	(38.46)%

Average for period:
Assets	$258,642	$240,984	7.33%
Loans	$153,760	$164,791	(6.69)%
Deposits	$215,665	$198,441	8.68%
Shareholders’ equity	$21,852	$20,601	6.07%

Ratios:
Return on average assets (annualized)	0.65%	1.13%	(42.48)%
Return on average equity (annualized)	7.67%	13.18%	(41.81)%
Average equity to average assets	8.45%	8.55%	(1.17)%
Efficiency ratio	82.08%	75.62%	8.54%

*	These percentages are not meaningful.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with US GAAP and conform to general practices within the banking industry. The significant accounting policies of the Company are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-KSB. This follows a summary of certain of those policies.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. Four of the more critical accounting and reporting policies include the Company’s accounting for the allowances for loan losses, investment securities, periodic cost attributable to certain employees’ benefits and income taxes. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and the results of operations for the reporting periods.

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

The Bank prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk as a dollar amount. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan, along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors and associated weighting are different for each category. Qualitative factors include: levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Bank’s loan review system; and regulatory requirements. The total allowance thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the consolidated financial statements for the year ended December 31, 2006 in the Company’s 2006 Annual Report on Form 10-KSB for additional information regarding the determination of the provision and allowance for loan losses.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

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

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive loss. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other invested assets, are reviewed quarterly for possible other than temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in consolidated earnings as realized losses. No declines in fair value below cost for any individual security as of March 31, 2007 was considered by management to be other than temporary.

Defined Benefit Plans

The Bank sponsors a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full time employees and a Supplemental Executive Retirement Plan (the “SERP”), a non-qualified, unfunded plan to provide benefits to a select group of current and former, highly compensated employees. The SERP provides benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the 1986 Internal Revenue Code, as amended.

The benefit cost and obligation are dependent on numerous factors resulting from actual plan experience and assumptions of future experiences. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Income Taxes

During the first quarter of each year, the Company develops its expected annual effective income tax rate (the “Annual Effective Tax Rate”). Provisions for interim period income taxes are based on amounts reported in the consolidated condensed statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities) utilizing the Annual Effective Tax Rate, unless circumstances change during the year.

The Company makes judgments regarding the recoverability of its recorded deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is “more likely than not” that the Company will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, were created as a result of share-based payments or are associated with components of Other Comprehensive Income (“OCI”). The recognition of the portion of the valuation allowance related to net deferred tax assets associated with components of other comprehensive loss is recognized within OCI.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Executive Overview

The Company generated the majority of its income in the first three months of 2007 and 2006 from traditional banking services—lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, pursuing strategic relationships for deposits and alternative sources of non-interest income, and increasing variable rate products.

As management looks forward within 2007, there are several key challenges that the Company will face in order for the Bank to sustain levels of profitability currently achieved, including:

•	Technology changes, including the core information and ancillary systems migration, scheduled for the second quarter of 2007,

•	Asset quality, continuing the marked improvement experienced in 2006,

•	Interest rate volatility, managing associated risk through a more focused and effective asset liability management process,

•	Improving operating efficiency, improving people, process and systems, and

•	Relationship banking, linking loan and core deposit growth.

The Company will continue to emphasize quality personal service to meet these challenges. The Company has developed strategic objectives to achieve and maintain controlled profitable growth. Management will continually monitor and modify these objectives. The Company will also explore and implement expansions of certain services as it seeks to increase fee revenue.

Financial Condition

Total assets decreased 2.39% to $261.6 million as of March 31, 2007 from $268.0 million at December 31, 2006, primarily due to an $11.0 million decrease in loans.

Loans decreased 6.92% to $148.0 million as of March 31, 2007 from $159.0 million at December 31, 2006. This decrease was primarily the result of a lower volume of loan originations. This decrease in loan originations was also accompanied by higher than expected loan pay-offs and the negotiated sale of one loan during the quarter ended March 31, 2007, collectively amounting to an aggregate decrease of $11.0 million.

The investment portfolio balance as of March 31, 2007 was $65.0 million compared to $53.2 million as of December 31, 2006. The entire portfolio was classified as available-for-sale as of March 31, 2007 and December 31, 2006. All securities purchased during the three month period ended March 31, 2007, were classified as available-for-sale.

Deposits decreased 2.86% to $217.4 million as of March 31, 2007 from $223.8 million at December 31, 2006, primarily as a result of a decrease in interest-bearing deposits of $8.2 million. Withdrawals by two large institutional depositors contributed to a $15.7 million decrease in savings accounts, and total certificates of deposit increased $5.3 million.

Total shareholders’ equity increased to $21.9 million as of March 31, 2007, compared with $21.8 million at December 31, 2006. Equity increased primarily as a result of net income of $0.41 million for the three months ended March 31, 2007. Charges against equity for the three months ended March 31, 2007, represented the quarterly dividend that was declared and an increase in net unrealized investment losses as a result of liquidation of all equity securities during the quarter, resulting in realized gains.

Results of Operations

Net income for the three months ended March 31, 2007 decreased to $0.41 million compared to net income of $0.67 million for the same period in 2006. The $0.26 million decrease in net income compared to the same quarter last year was predominantly due to a $0.24 million increase in the provision for loan losses. Net interest income for the first quarter of 2007 decreased by $0.31 million from the same period in 2006 due to the mix of interest–earning assets and the impact of deposits repricing at higher rates during 2007. In addition, noninterest income increased by $0.28 million in 2007, as compared to 2006, due to net realized gains from the disposal of a loan and of investment securities of $0.097 million and $0.244 million, respectively.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The return on average assets was 0.16% and the return on average equity was 1.89% for the first quarter of 2007, compared to a return on average assets of 0.28% and a return on average equity of 3.25% for the same period last year.

Total interest income was $4.0 million for the three months ended March 31, 2007 compared to $3.8 million for the comparable period in 2006. Interest income on loans decreased $0.18 million primarily due to a decrease in the average loans outstanding to $153.8 million from $164.8 million for the three months ended March 31, 2007 and 2006, respectively, and an increase in yield to 7.58% from 7.52%, respectively. Interest and dividend income on securities increased 123.60% when comparing the three months ended March 31, 2007 with the same period in 2006. Total investment securities at March 31, 2007 were $65.0 million as compared to $53.2 million as of December 31, 2006. The yield on the securities portfolio for the period ended March 31, 2007 increased 97 basis points from a yield of 4.34% for the same period in 2006. As measured on a fully taxable equivalent-basis, the yield on the Company’s investment portfolio was 6.26% as of March 31, 2007 (see the comparative table on the next page).

Interest expense on bank deposits increased to $1.6 million for the three months ended March 31, 2007 as compared to $1.0 million for the same period in 2006. This is primarily due to multiple rate increases as a result of Federal Reserve actions throughout 2006 and the effects of repricing continuing into 2007. The cost of interest-bearing deposits increased to 3.42% for the three months ended March 31, 2007 compared to 2.44% in March 31, 2006. During 2003, the Bank began to utilize a deposit acquisition program with Qwickrate® an institution-only, Certificate of Deposit (“CD”) listing service. CDs outstanding through this program as of March 31, 2007 were $30.7 million with an average interest rate of 5.55%, compared to $26.2 million and 4.19%, respectively, as of March 31, 2006.

During the three months ended March 31, 2007, the Bank increased its loan loss provision by $36 thousand as compared to a $0.20 million decrease for the three months ended March 31, 2006. This is a result of a decrease of $1.25 million in nonaccrual, past due, foreclosed assets and restructured loans as of March 31, 2007 as compared to March 31, 2006. The provision for loan losses is the result of management’s assessment of the Bank’s delinquency ratios, nonperforming assets, charge-off history, and composition of loans in the portfolio, discussed above.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

For the quarter ended March 31,

	2007			2006
dollars in thousands	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense
Assets
Loans(2)	$153,760	7.58%	$2,915	$164,791	7.52%	$3,098
Taxable securities	6,507	6.27%	102	7,336	5.02%	92
Nontaxable securities(3)	47,699	5.18%	618	22,365	4.11%	230
Interest-bearing deposits	31,066	5.00%	388	29,867	4.50%	336

Total interest-earning assets	239,032	6.73%	4,023	224,359	6.70%	3,756
Cash and due from banks	3,103			3,431
All other assets	16,507			13,194

Total Assets	$258,642			$240,984

Liabilities and Shareholders’ Equity
NOW deposits	$22,996	1.34%	$77	$24,045	0.96%	$58
Savings deposits	65,769	2.23%	366	62,018	1.42%	220
Time deposits	95,424	4.75%	1,133	78,589	3.71%	728

Interest-bearing deposits	184,189	3.42%	1,576	164,652	2.44%	1,006
Borrowings	17,409	4.80%	209	17,607	4.50%	198

Total interest-bearing liabilities	201,598	3.54%	1,785	182,259	2.64%	1,204

Noninterest-bearing deposits	31,476			33,789
Other liabilities	3,716			4,335
Shareholders’ equity	21,852			20,601

Total liabilities and shareholders’ equity	$258,642			$240,984

Net yield on earning assets and net interest income(3)(4)		3.75%	$2,238		4.55%	$2,552

Interest rate spread(5)		3.19%			4.06%

1.	Average balances and average yield/cost data are calculated on a quarterly basis, as it is not practical to compute average daily balances.
2.	Nonaccrual loans have been included
3.	Yields on nontaxable investments have been adjusted to a tax equivalent basis using combined tax rate of 38.55% federal rate of 34.00% and State rate of 6.90% for March 31, 2007 and 2006. These tax equivalent yields for the quarters ended March 31, 2007 and 2006, respectively, are reflected in the table below, were as follows:

	2007	2006
U.S. Government Agency Securities	6.04%	4.12%
State and County Municipal Securities (Issued outside North Carolina)	6.77%	7.44%
State and County Municipal Securities (Issued within North Carolina)	6.66%	7.84%

Weighted average	6.26%	5.30%

4.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
5.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Noninterest income during the three months ended March 31, 2007 increased 50.00% to $0.9 million from $0.6 million for the same period in the prior year. This increase was due primarily to the $0.24 million in net investment security gains and $0.1 million in gain on the sale a loan. Noninterest expense increased 4.00% from $2.5 million during the three months ended March 31, 2006 to $2.6 million during the three months ended March 31, 2007. Salaries and employee benefits remained flat, approximately $1.2 million during the three month period ended March 31, 2007 and for the same period in 2006. The full-time equivalent employee size increased to 87 for the three months ended March 31, 2007 compared to 85 for the same period in 2006. Other non-interest expense was $1.4 million, compared with $1.2 million as of March 31, 2007 and March 31, 2006, respectively.

Income tax expense was approximately $0.12 million for the three months ended March 31, 2007 compared to $0.26 million for the same period in 2006. The effective tax rate for the three months ended March 31, 2007 was approximately 22.00% compared to approximately 28.00% for the same period in 2006.

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Bank’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Bank’s past statistical history concerning charge-offs. The allowance for loan losses as of March 31, 2007, was $2.5 million or 1.67% of total loans outstanding, unchanged from the $2.5 million or 1.55% of net loans outstanding as of December 31, 2006. The loan loss allowance as of March 31, 2007, as a percentage of total loans, increased based on the result of management’s assessment of the Bank’s delinquency ratios, charge-off history, and the composition of loans in the portfolio as well as the impact of certain loans achieving unclassified status as of March 31, 2007. Management also considered nonperforming assets and total classified assets in establishing the allowance for loan losses.

The allowance for loan losses is maintained at a level sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provisions for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb probable losses within the portfolio. Loans are charged against the allowance when management determines whether a loan is uncollectible based on approved corporate loan policies. Loans determined to be classified as loss are charged to the allowance at 100% of the remaining principal balance.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The following tables present an analysis of the allowance for loan losses as of March 31, 2007 and March 31, 2006, respectively:

dollars in thousands	March 31, 2007	March 31, 2006
Balance at beginning of the period	$2,501	$2,921

Loans charged off during the period and year, respectively:
Installment loans to individuals	—	60
Demand deposit overdraft program	26	—

Total charge-offs	26	60

Recoveries of loan previously charged off during the period and year, respectively:
Real estate	—	3
Commercial, financial agricultural	1	—
Installment loans to individuals	—	16
Demand deposit overdraft program	7	—

Total recoveries	8	19

Net charge-offs	18	41

Provision (credit) charged to operations	36	(201)

Balance at end of the period	$2,519	$2,679

Ratio of net charge-offs during the period/year to average loans outstanding during the period/year	0.01%	0.02%

Nonperforming Assets

As a result of concerns over the asset quality of the Bank’s loan portfolio initially raised during a 2004 regulatory exam, management has made certain enhancements to the Bank’s loan policies, including more closely monitoring loan documentation prior to and after loan closings, diversification of the loan portfolio, and reacting in a timelier manner to borrowers with weakened financial conditions. Each of these activities, among others, is being utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses. As of March 31, 2007, the allowance for loan losses remained at $2.5 million (consistent with the recorded balance as of December 31, 2006).

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accruing loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure. The following table provides certain information regarding nonperforming assets:

dollars in thousands	March 31, 2007	December 31, 2006
Non-accrual loans	$490	$405
Loans 90 days or more past due and still accruing interest	52	39
Foreclosed properties, included within Other Assets	951	951

Total non-performing assets	$1,493	$1,395

Percentage of total assets	0.57%	0.52%

Non-accruing loans changed insignificantly from December 31, 2006 to March 31, 2007. Management considers the allowance for loan losses of $2.5 million as of March 31, 2007 to be sufficient to cover the probable loan losses. Management will continue to monitor all nonaccrual loan relationships to gain visibility to improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

There were $0.3 million in restructured loans as of March 31, 2007 and none as of December 31, 2006.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Company and regulatory requirements. The Bank’s liquidity position decreased from 20.23% at December 31, 2006 to 18.99% for the period ended March 31, 2007. The liquidity ratio is defined as the sum of net cash, overnight funds, and unpledged, marketable U.S. government and agency securities with remaining stated maturities of less than one year divided by the sum of net deposits and short-term borrowings. Management believes that core deposit activity, and available borrowings from the FHLB will be adequate to meet the short-and long-term liquidity needs of the Bank.

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

The Company has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity that was reported in its 2006 Form 10-KSB.

Capital Resources

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated condensed financial statements. As of March 31, 2007 and December 31, 2006, respectively, the shareholders’ equity (“capital”) levels of the Company and of the Bank were as indicated below:

	March 31, 2007
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$24,445	13.53%	$14,435	8.00%	n/a
The Bank	$24,212	13.41%	$14,421	8.00%	$18,026	10.00%

Tier 1 (to risk weighted assets)
The Company	$22,185	12.28%	$7,218	4.00%	n/a
The Bank	$21,952	12.16%	$7,211	4.00%	$10,816	6.00%

Tier 1 (to Average total assets)
The Company	$22,185	8.57%	$10,346	4.00%	n/a
The Bank	$21,952	8.48%	$10,350	4.00%	$12,937	5.00%

M&F BANCORP, INCORPORATED AND SUBSIDIARY

	December 31, 2006
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$24,435	12.88%	$15,175	8.00%		n/a
The Bank	$24,219	12.78%	$15,162	8.00%	$18,952		10.00%

Tier 1 (to risk weighted assets)
The Company	$21,927	11.56%	$7,588	4.00%		n/a
The Bank	$21,713	11.46%	$7,581	4.00%	$11,371		6.00%

Tier 1 (to Average total assets)
The Company	$21,927	8.73%	$10,052	4.00%		n/a
The Bank	$21,713	8.65%	$10,045	4.00%	$12,556		5.00%

The Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks completed an examination during 2006. As a result of this examination, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration, increase liquidity, review all overhead costs, continue to evaluate the allowance for loan losses due to increases in the level of classified loans and more closely monitor capital ratios and requirements.

Off-Balance Sheet Arrangements

The Bank has certain off-balance sheet arrangements comprised of unfunded loan commitments and letters of credit, as of March 31, 2007 and December 31, 2006, respectively, as outlined in the table below:

dollars in thousands	March 31, 2007	December 31, 2006
Total unfunded loan commitments	$15,165	$24,186
Letters of credit	$3,319	$3,319

Selected Categories Included in Unfunded Loan Commitments:

Minority bank loan program	$10,000	$9,000
Home equity lines	$1,922	$922
Consumer overdraft protection lines	$1,644	$879

********

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Item 3 — Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. The Company’s Board, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight of the Company’s financial reporting and disclosure processes and other regulatory filings and public information.

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

********

M&F BANCORP, INCORPORATED AND SUBSIDIARY

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

Not Applicable.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 — Other Information

Not Applicable.

Item 6 — Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of the Company, adopted by the shareholders on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3(iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

Exhibit No.	Description
Exhibit (10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit (10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(c)	Employment Agreement dated May 9, 2005 among Ronald Wiley, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005.

Exhibit (10)(d)	Split Dollar Life Insurance Agreement (Endorsement Method) among the Company, the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(e)	Split Dollar Life Insurance Agreement (Endorsement Method) among the Company, the Bank and Elaine M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(f)	First Amendment to Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on September 27, 2005.

Exhibit (10)(g)	Employment Agreement dated January 12, 2007 among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 18, 2007.

Exhibit (10)(h)	Separation Agreement dated January 18, 2007 among Ronald Wiley, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 24, 2007.

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Jonathan Sears Woodall.

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: May 14, 2007	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Jonathan Sears Woodall
Jonathan Sears Woodall
Chief Financial Officer