Form 10QSB
period 2007-06-30
M&F BANCORP INC /NC/
filed 2007-08-10
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Outstanding at August 10, 2007

Transitional Small Business Disclosure Format (Check one):    Yes   ☐    No  ☒

M&F BANCORP, INC. AND SUBSIDIARY

ii

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1— Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

dollars in thousands	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$16,088	$37,460
Investment securities available for sale, at fair value	65,332	53,229
Other invested assets	1,471	1,508

Loans	146,677	161,514
Less allowances for loan losses	(2,314)	(2,501)

Loans, net	144,363	159,013

Interest receivable	1,612	1,575
Bank premises and equipment, net	5,786	5,880
Cash surrender value of bank-owned life insurance	4,854	4,760
Other assets	4,307	4,583

TOTAL ASSETS	$243,813	$268,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	$166,276	$193,217
Noninterest-bearing deposits	33,690	30,612

Total deposits	199,966	223,829
Other borrowings	17,764	17,816
Other liabilities	4,550	4,601

Total liabilities	222,280	246,246

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity:
Common stock, no par value, each as of June 30, 2007 and December 31, 2006, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares	5,901	5,901
Retained earnings	16,363	16,027
Accumulated other comprehensive loss, net of deferred income tax benefits of ($458) and ($103) as of June 30, 2007 and December 31, 2006, respectively	(731)	(166)

Total shareholders’ equity	21,533	21,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$243,813	$268,008

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
amounts in thousands, except per share data	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$2,826	$3,115	$5,741	$6,213
Interest and dividends on investment securities:
Taxable	139	104	241	196
Tax-exempt	763	234	1,381	464
Interest on cash and cash equivalents	255	354	643	690

Total interest income	3,983	3,807	8,006	7,563

Interest expense:
Interest on deposits	1,453	1,114	3,029	2,120
Interest on borrowings	208	200	417	398

Total interest expense	1,661	1,314	3,446	2,518

Net interest income	2,322	2,493	4,560	5,045
Less provisions (credit) for loan losses	13	(4)	49	(205)

Net interest income after provisions (credit) for loan losses	2,309	2,497	4,511	5,250

Noninterest income:
Service charges	378	345	669	676
Rental income	33	119	139	230
Cash surrender value of life insurance	68	47	114	109
Realized gain from disposal of loan	—	—	97	—
Net realized gains (losses) from disposal of investment securities	—	(32)	244	(32)
Other noninterest income	31	114	157	237

Total noninterest income	510	593	1,420	1,220

Noninterest expense:
Salaries and employee benefits expense	1,263	1,256	2,471	2,497
Occupancy	261	300	540	571
Equipment	216	131	519	239
Directors fees	35	28	78	71
Marketing	84	141	180	247
Dues and subscriptions	63	130	87	173
Professional fees	242	263	515	575
Information technology expense	198	73	277	177
Other noninterest expense	364	181	643	404

Total noninterest expense	2,726	2,503	5,310	4,954

Income before income taxes	93	587	621	1,516
Income tax expense	1	212	116	472

Net income	$92	$375	$505	$1,044

Earnings per share of common stock:
Basic	$0.05	$0.22	$0.30	$0.62
Diluted	$0.05	$0.22	$0.30	$0.61

Weighted average shares of common stock outstanding:
Basic	1,686	1,686	1,686	1,686
Diluted	1,688	1,700	1,690	1,700
Dividends per share of common stock	$0.05	$0.05	$0.10	$0.10

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in thousands	2007	2006	2007	2006
NET INCOME	$92	$375	$505	$1,044

ITEMS OF OTHER COMPREHENSIVE INCOME (LOSS):
Items of other comprehensive income (loss), before tax:
Unrealized losses on securities available for sale, net	(678)	(194)	(675)	(262)
Reclassification adjustments for net realized (gains) losses included in income before income tax expense	—	32	(244)	32

Other comprehensive loss, before tax benefit	(678)	(162)	(919)	(230)

Less: Changes in deferred income taxes related to change in unrealized losses on securities available for sale	(261)	(55)	(354)	(78)

Other comprehensive loss, net of tax benefit	(417)	(107)	(565)	(152)

COMPREHENSIVE INCOME (LOSS)	$(325)	$268	$(60)	$892

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

dollars in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,044	—	1,044
Other comprehensive loss	—	—	(152)	(152)
Dividends declared ($0.10 per share)	—	(169)	—	(169)

Balances as of June 30, 2006	$5,901	$15,453	$(300)	$21,054

Balances as of December 31, 2006	$5,901	$16,027	$(166)	$21,762
Comprehensive loss:
Net income	—	505	—	505
Other comprehensive loss	—	—	(565)	(565)
Dividends declared ($0.10 per share)	—	(169)	—	(169)

Balances as of June 30, 2007	$5,901	$16,363	$(731)	$21,533

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
dollars in thousands	2007	2006
Cash flows from operating activities:
Net income	$505	$1,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	49	(205)
Depreciation and amortization	352	218
Investment accretion, net	(63)	(23)
Deferred income tax benefit	—	(44)
Deferred loan origination fees, net	(178)	(51)
Impairment - non-marketable equity security	22	—
(Gain) losses on sale of available for sale securities	(244)	32
Gain on sale of land available for sale	—	(18)
Gain on sale of loan	(97)	—
Increase in cash surrender value of life insurance	(94)	(109)
Loss - impairment of other real estate owned	11	40
Changes in:
Interest receivable	(37)	(24)
Income taxes receivable	29	190
Other assets	130	(158)
Other liabilities	(51)	41

Net cash provided by operating activities	334	933

Cash flows from investing activities:
Proceeds from sale of debt investment securities	2,276	4,085
Proceeds from sale of equity investment securities	292	125
Proceeds from maturities of debt investment securities	4,225	4,190
Proceeds from calls of debt investment securities	6,140	—
Proceeds from principal collections of debt investment securities	461	340
Proceeds from disposal of land available for sale	—	608
Proceeds from surrender of key person life insurance	—	279
Purchases of debt investment securities	(26,094)	(7,179)
Net decrease in loans	13,028	6,260
Proceeds from sale of loan	1,835	—
Purchases of bank premises and equipment	(258)	(33)
Proceeds from maturity of bank-owned life insurance policies	473	—

Net cash provided by investing activities	2,378	8,675

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONCLUDED (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings deposits	(20,219)	(967)
Net increase (decrease) in certificates of deposit	(3,644)	5,243
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(5,052)	(32)
Cash dividends	(169)	(169)

Net cash provided by (used in) financing activities	(24,084)	4,075

Net increase (decrease) in cash and cash equivalents	(21,372)	13,683
Cash and cash equivalents as of the beginning of the period	37,460	32,597

Cash and cash equivalents as of the end of the period	$16,088	$46,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest paid	$3,385	$2,454
Income taxes paid, net of refunds	$—	$282

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

The consolidated condensed financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics & Farmers Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company reclassified amounts reported for 2006 related to its equity investment in non-marketable securities from other assets to other invested assets, as well as interest income from interest and dividends on investment securities-taxable to interest and dividends on investment securities-tax-exempt in order to conform to the current year presentation of those amounts. The Company believes that these changes in preparation more appropriately classify these items and amounts under industry practice and accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, certain components of Other Noninterest Expense as reported for 2006 have been reclassified to conform to the 2007 presentation based on significance. The consolidated condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-QSB and Regulation S-B. The accompanying condensed consolidated financial statements are unaudited except for the balance sheet as of December 31, 2006, which was derived from the audited consolidated financial statements as of that date.

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

2. Earnings Per Share (“EPS”)

Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options for the three and six months ended June 30, 2007 and 2006, respectively, are included in the following tables, which provide a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
number of shares in thousands	2007	2006	2007	2006
Weighted average shares	1,686	1,686	1,686	1,686
Effect of dilutive stock options	2	14	4	14

Dilutive potential average common shares	1,688	1,700	1,690	1,700

The Company had no stock options which are anti-dilutive for either of the three and six month periods ended June 30, 2007 or 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

3. Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale as of June 30, 2007 and December 31, 2006, were as follows:

	June 30, 2007
	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
AVAILABLE FOR SALE

U.S. Government agencies due:
One year or less	$10,810	$—	$(14)	$10,796
After 1 year but within 5 years	25,473	14	(99)	25,388
After 5 years but within 10 years	1,000	—	(22)	978
After 10 years	2,006	—	(39)	1,967

Total U.S. Government agencies	39,289	14	(174)	39,129

State and County Municipals due:
One year or less	225	1	—	226
After 1 year but within 5 years	2,086	5	(7)	2,084
After 5 years but within 10 years	5,768	66	(15)	5,819
After 10 years	7,703	26	(293)	7,436

Total State and County Municipals	15,782	98	(315)	15,565

Mortgage-backed Securities due:
After 10 years	10,885	5	(252)	10,638

Total Mortgage-backed Securities	10,885	5	(252)	10,638

Total Available for Sale Securities	$65,956	$117	$(741)	$65,332

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
AVAILABLE FOR SALE

U.S. Government agencies due:
One year or less	$5,497	$1	$(10)	$5,488
After 1 year but within 5 years	24,482	39	(42)	24,479
After 5 years but within 10 years	1,000	—	(3)	997
After 10 years	1,000	—	(2)	998

Total U.S. Government agencies	31,979	40	(57)	31,962

State and County Municipals due:
One year or less	976	2	—	978
After 1 year but within 5 years	2,152	13	(1)	2,164
After 5 years but within 10 years	4,094	77	(2)	4,169
After 10 years	7,716	96	(113)	7,699

Total State and County Municipals	14,938	188	(116)	15,010

Mortgage-backed Securities due:
After 5 years but within 10 years	1,083	—	(32)	1,051
After 10 years	4,931	5	(34)	4,902

Total Mortgage-backed Securities	6,014	5	(66)	5,953

Equity Security	3	301	—	304

Total Available for Sale Securities	$52,934	$534	$(239)	$53,229

For purposes of the above maturity tables, mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. A mortgage-backed security may mature earlier because of principal prepayments.

During the six month period ended June 30, 2007, certain available for sale securities (representing U.S. government sponsored agency, mortgage-backed and equity investment securities) were sold, called, matured or had principal payments resulting in aggregate proceeds of $13.4 million. Gross realized gains and losses resulting from these sales and calls during the six months ended June 30, 2007 were $0.287 million and $0.043 million, respectively. The net realized gain of $0.244 million is a component of noninterest income.

During the six month period ended June 30, 2006, certain available for sale securities (representing U.S. government-sponsored agency, mortgage-backed and equity investment securities) were sold, called, matured or had principal payments resulting in aggregate proceeds of $8.7 million. Gross realized gains and losses resulting from these sales and calls during the six months ended June 30, 2006 were $0.123 million and $0.155 million, respectively. The net realized loss of $0.032 million is a component of noninterest income.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

As of June 30, 2007 and December 31, 2006, the fair value of securities with gross unrealized losses as measured by length of time that the individual securities have been in an unrealized loss position were as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2007:
U.S. Government agencies	$25,151	$(154)	$5,728	$(20)	$30,879	$(174)
State and County Municipals	9,531	(315)	—	—	9,531	(315)
Mortgage – backed Securities	9,178	(231)	1,078	(21)	10,256	(252)

Total	$43,860	$(700)	$6,806	$(41)	$50,666	$(741)

December 31, 2006:
U.S. Government agencies	$11,978	$(24)	$6,713	$(33)	$18,691	$(57)
State and County Municipals	4,413	(116)	—	—	4,413	(116)
Mortgage – backed Securities	3,057	(14)	2,473	(52)	5,530	(66)

Total	$19,448	$(154)	$9,186	$(85)	$28,634	$(239)

As of June 30, 2007 and December 31, 2006, the Company held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position. These investments were in U.S. government sponsored agency, state and county municipal and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and, therefore, it is expected that the securities would not be settled at a price less than the principal balance at each respective maturity. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other than temporary impairment in connection with these investments in the accompanying consolidated condensed financial statements.

In connection with certain borrowing activities and deposit relationships with local governments, as of June 30, 2007 and December 31, 2006, the Company has pledged cash and cash equivalents and certain investment securities as collateral, as follows:

dollars in thousands	June 30, 2007	December 31, 2006
Cash and cash equivalents	$—	$490
Investment securities, at fair value	31,887	23,079

Total	$31,887	$23,569

As of June 30, 2007 and December 31, 2006, the Bank had commitments outstanding to purchase no and $1.5 million, respectively, in “when issued” securities. These securities are not recorded in the consolidated balance sheets until the respective settlement dates.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

4. Other Than Temporary Decline in Value

During 2004, the Bank acquired an equity interest in a private organization providing trust-related services for $0.277 million, with a carrying value of $0.222 million as of December 31, 2006. The Bank accounts for this investment on the cost method. As this stock is currently illiquid, this investment is included within Other Assets.

During the quarter ended June 30, 2007, the Bank concluded, based on available information, that an other than temporary decline in value had occurred in this investment. The investee has incurred operating losses since inception and has discontinued seeking a second round of fundraising. Therefore, management has recorded an other than temporary impairment charge of $0.022 million as of June 30, 2007.

5. Loans

Loans are made primarily to customers in the Bank’s area market within North Carolina. The Bank’s loans, classified by type, as of June 30, 2007 and December 31, 2006, were as follows:

dollars in thousands	June 30, 2007	December 31, 2006
Real estate-construction	$10,743	$12,411
Real estate-mortgage	126,107	140,184
Commercial, financial and agricultural	4,224	4,142
Consumer	4,471	4,013
All other loans	1,328	1,137

Less: Deferred origination fees, net	196	373

Total loans, net of deferred fees	$146,677	$161,514

During the six-month period ended June 30, 2007, the Bank recorded cumulative gross deferred origination costs of $0.234 million. No such costs had been deferred prior to 2007.

Nonperforming assets as of June 30, 2007 and December 31, 2006, were as follows:

dollars in thousands	June 30, 2007	December 31, 2006
Nonaccrual loans	$1,384	$405
Loans 90 days or more past due and still accruing interest	179	39
Foreclosed properties, included in Other Assets	953	951

Total nonperforming assets	$2,516	$1,395

Percentage of total assets	1.03%	0.52%

During the six-month period ended June 30, 2007, the Bank negotiated the sale of one loan for $1.9 million (including accrued interest and fees of $0.1 million), resulting in a recognized gain of $0.097 million. No loans were sold during the first six-month period of 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

6. Allowances for Loan Losses

Allowances for loan losses as of June 30, 2007 and June 30, 2006, consisted of the following:

dollars in thousands	June 30, 2007	June 30, 2006
Balances at beginning of the period	$2,501	$2,921

Loans charged off during the six-month period ended:
Commercial	—	3
Real estate	274	173
Demand deposit overdraft program	34	—
Installment loans to individuals and other	2	74

Total charge-offs	310	250

Recoveries of loan previously charged off during the six-month period ended:
Commercial	1	13
Real estate	67	28
Demand deposit overdraft program	6	—
Installment loans to individuals and other	—	33

Total recoveries	74	74

Net charge-offs	(236)	(176)

Provision (credit) charged to operations	49	(205)

Balances at end of the period	$2,314	$2,540

Ratio of net charge-offs during the six-month period to average loans outstanding during the period	0.15%	0.11%

Information related to impaired loans as of June 30, 2007 and December 31, 2006, was as follows:

dollars in thousands	June 30, 2007	December 31, 2006
Impaired loans without a valuation allowance	$1,364	$282
Impaired loans with a valuation allowance	1,914	3,699

Total impaired loans	$3,278	$3,981

Valuation allowance related to impaired loans	$643	$1,260

dollars in thousands	June 30, 2007	December 31, 2006
Average investment in impaired loans	$3,811	$2,315
Interest income recognized on impaired loans	$48	$144

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

7. Deposits

The following tables present the composition of deposits as of June 30, 2007 and December 31, 2006 (noninterest-bearing Christmas Club accounts included in savings accounts):

dollars in thousands	June 30, 2007	December 31, 2006
Demand deposits	$33,528	$30,569
Savings accounts	30,587	49,533
NOW accounts	21,112	22,091
Money market accounts	21,068	24,321
Certificates of deposit	93,671	97,315

Total deposits	$199,966	$223,829

As of June 30, 2007 and December 31, 2006, the Bank had two deposit relationships, whose individual balances were in excess of 5% of total deposits. These relationships had aggregate deposits of $31.7 million and $28.4 million as of June 30, 2007 and December 31, 2006, respectively:

dollars in thousands	June 30, 2007	December 31, 2006
Number of accounts	8	6
Dollar amount of accounts	$31,675	$28,367
Percent of total deposits	15.82%	12.67%

8. Other Borrowings

Other borrowings as of June 30, 2007 and December 31, 2006, consisted of the following:

dollars in thousands	Rate	June 30, 2007	December 31, 2006
Federal Home Loan Bank (“FHLB”) , due on December 10, 2007	3.59%	$2,000	$2,000
FHLB, due on October 8, 2008	4.60%	10,000	10,000
FHLB, due on December 8, 2009	4.02%	3,000	3,000
FHLB, due on July 16, 2018	7.26%	1,724	1,742
FHLB, due on May 20, 2020	0.50%	814	822
Capital lease (60 months beginning April 2006)	5.72%	226	252

Total other borrowings		$17,764	$17,816

During June 2007, the Bank borrowed $5.0 million from the FHLB for a period of six days. The interest rate was variable, with an average rate of 5.525% over the term outstanding. The loan was repaid as of June 30, 2007.

9. Common Stock Dividends

On June 19, 2007, the Board of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on July 5, 2007, payable on July 12, 2007. The dividend reduced shareholders’ equity by approximately $0.084 million.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

10. Benefit Plans

The Bank sponsors a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Bank also sponsors a non-qualified, unfunded Supplemental Executive Retirement Plan that provides benefits to certain current and former executives.

The components of the net periodic benefit cost for the six months ended June 30, 2007 and 2006, were as follows:

	Qualified Defined Benefit Plan		Non-qualified Supplemental Benefit Plan
dollars in thousands	2007	2006	2007	2006
Service cost	$64	$72	$—	$4
Interest cost	107	112	55	56
Expected return on plan assets	(153)	(154)	—	—
Amortization of prior service cost	(7)	(14)	2	2
Amortization of net loss	—	14	—	—

Net periodic cost	$11	$30	$57	$62

The Company provides certain postretirement benefits to specified former executive officers. As of June 30, 2007 and December 31, 2006, the amount of each liability for these benefits was approximately $0.16 million.

11. Income Taxes

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 was effective for the Company in the first quarter of fiscal 2007. The Company had identified two tax positions, with an aggregate tax-effected value of $0.270 million, taken within its 2004 and 2005 returns for which it has filed a change in method election with the Internal Revenue Service, (the “Election”). Based on an external consultation, management believes the probability to be “highly certain” that the Election will be approved during (and will be effective in) 2007. Accordingly, the adoption of FIN 48 did not have a material impact on its consolidated financial position or consolidated condensed financial statements during the six-month period ended June 30, 2007.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

12. Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the consolidated condensed financial statements. As of June 30, 2007 and December 31, 2006 (including available lines of credit), the Bank had outstanding loan commitments of approximately $20.9 million and $24.2 million (excluding available amounts on home equity loans, as discussed below), respectively. Commitments under standby letters of credit and financial guarantees written amounted to approximately $3.3 million each as of June 30, 2007 and December 31, 2006. These letters of credit and financial guarantees represent agreements whereby the Bank commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Bank approves lines of credit to consumer customers through home equity and consumer overdraft protection loans. As of June 30, 2007 and December 31, 2006, in addition to actual advances made on such loans, the Bank’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of June 30, 2007 and December 31, 2006 were approximately $0.773 million and $0.922 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $0.700 million as of June 30, 2007 and $0.879 million as of December 31, 2006.

No significant losses are anticipated as a result of these transactions.

Employment Agreements

During January 2007, the Company’s president and chief executive officer resigned. In connection with this resignation, the Company, the Bank and the former executive entered into a separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, up to $0.171 million will be paid to the former executive during 2007. The Company and the Bank entered into a consulting arrangement with a former executive and director of the Bank, whereby he served as its interim president and chief executive officer. Total compensation under this arrangement was $0.032 million. On January 12, 2007, the Company and the Bank entered into an employment agreement in connection with Ms. Kim D. Saunders’ appointment as president and chief executive officer of the Company and Bank (the “Employment Agreement”). The initial term of the Employment Agreement is for three years, with base annual compensation of $0.225 million, in addition to certain incentives.

One-Time Credit

Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was notified during May 2007 of a one-time credit of $0.147 million that will be used to reduce future deposit insurance assessments. The Federal Deposit Insurance Corporation has communicated its belief that a one-time credit does not meet the characteristics of an asset; accordingly, no amount has been reflected within the consolidated condensed balance sheet as of June 30, 2007.

Fed Funds Line

As of June 30, 2007, the Bank has available for use a Fed Funds line of $1.0 million from a money center bank (the “Fed Funds Line”). The Fed Funds Line is renewed annually. Interest rate is stated as variable on a daily basis. No amounts were outstanding as of June 30, 2007 nor have been borrowed for the six-month period then ended.

13. New Accounting Pronouncements

During the fourth quarter of 2006, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements no. 87, 88, 106, and 123R). In connection with its implementation of SFAS 158, the Company included the cumulative effect of adoption as a component of Comprehensive Income for 2006, rather than as a direct adjustment to the ending balance of Accumulated Other Comprehensive Loss. Accordingly, Comprehensive Income for 2006 should have been $2.060 million rather than $1.768 million, as reported. The effect of this reporting had no impact on Net Income for 2006 or Total Shareholders’ Equity as of December 31, 2006, as reported. The Company will correct the presentation of Other Comprehensive Income within its 2007 Form 10-KSB filing.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that began after September 15, 2006. The Company and the Bank do not have any derivative instruments; accordingly, the adoption of this new accounting standard had no impact on its consolidated financial condition or consolidated results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement was effective as of the beginning of an entity’s first fiscal year that began after September 15, 2006. Adoption of this new accounting standard did not have a material impact on its consolidated financial condition or consolidated results of operations.

In June 2006, the EITF released Issue 06-5, Accounting for Purchased of Life Insurance – Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 discussed the diversity in practice regarding consideration of any additional amounts (other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. On September 7, 2006, the EITF confirmed a consensus that a policyholder should determine the amount that could be realized under an insurance contract assuming the surrender on a policy-by-policy basis. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. EITF 06-5 was effective for fiscal years that began after December 15, 2006. The adoption of EITF 06-5 had no effect on the accompanying consolidated condensed financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 requires the Company to review outstanding tax positions and establish a liability in its consolidated balance sheet for those positions that more likely than not, based on technical merits, would not be sustained upon examination by taxing authorities. The Company files U.S. federal income tax returns and state income tax returns in North Carolina. Based on the statue of limitations, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2005 and the deferred tax positions benefits accrued in the 2006 annual consolidated financial statements, management determined that all tax positions taken had a probability of greater than 50% of being sustained and that 100% of the benefits accrued were expected to be realized. As described in Note 11, the Company filed the Election in the first quarter of 2007 to effect a change in method having an aggregate tax-effected value of $0.270 million.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (including an amendment of SFAS No. 115). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities at their respective fair values without having to apply complex hedge accounting provisions. An early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The choice by an entity to adopt early must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued interim financial statements. The Company elected not to early adopt SFAS No. 159.

In March 2007, the EITF ratified its final consensus and released Issue 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF” 06-10”). EITF 06-10 requires an employer to recognize a liability for the postretirement benefits related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statements No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if, in substance, a postretirement benefits plan exist) or APB Opinion No. 12, Omnibus Opinion-1967, (if the arrangement is, in substance, an individual deferred compensation contract) if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure assets based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The Company owns no collateral assignment type split-dollar life insurance policies.

14. Subsequent Events

Disposal of Foreclosed Property

On July 31, 2007, the Bank disposed of a significant component of its foreclosed properties (see Note 5). The proceeds from the sale were $0.864 million and the realized gain was $0.258 million.

Definitive Agreement Executed with Mutual Community Savings Bank, Inc., SSB

On August 9, 2007, the Company and the Bank entered into an agreement and plan of reorganization and merger (the “Definitive Agreement”) with Mutual Community Savings Bank, Inc., SSB, (“Mutual”), which provides for the merger of Mutual with and into the Bank. Under the terms of the Definitive Agreement, the shareholders of Mutual will receive one share of the Company’s common stock in exchange for one share of Mutual common stock. The proposed merger is subject to the approval of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, and the Registration Statement to be filed by the Company for the offering of its shares to Mutual’s shareholders is subject to review by the SEC and issuance of an order by the SEC declaring it effective. As of June 30, 2007, $0.047 million in direct due diligence costs have been capitalized and are included within Other Assets. The Company expects this proposed business combination to close during the first quarter of 2008. We have filed a Current Report on Form 8-K on June 20, 2007, with respect to a letter of intent between the Company, the Bank and Mutual (see Part II, Item 6 of this Report).

********

M&F BANCORP, INC. AND SUBSIDIARY

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three- and six-month periods ended June 30, 2007, with the same periods in 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended June 30,			Six Months Ended June 30,
dollars in thousand, except per share data	2007	2006	% Change	2007	2006	% Change
(unaudited)
Earnings:
Net interest income	$2,322	$2,493	(6.86)%	$4,560	$5,045	(9.61)%
Provisions (credit) for loan losses	$13	$(4)	*	$49	$(205)	(123.90)%
Noninterest income	$510	$593	(14.00)%	$1,420	$1,220	16.39%
Noninterest expense	$2,726	$2,503	8.91%	$5,310	$4,954	7.19%
Net income	$92	$375	(75.47)%	$505	$1,044	(51.63)%

Net income per share:
Basic	$0.05	$0.22	(77.27)%	$0.30	$0.62	(51.61)%
Diluted	$0.05	$0.22	(77.27)%	$0.30	$0.61	(50.82)%

Average for period:
Assets	$256,205	$245,103	4.53%	$257,759	$245,340	5.06%
Loans	$148,914	$165,341	(9.94)%	$153,015	$165,066	(7.30)%
Deposits	$211,111	$202,192	4.41%	$214,023	$193,535	10.59%
Shareholders’ equity	$21,720	$20,962	3.62%	$21,734	$20,752	4.73%

Ratios:
Return on average assets (annualized)	0.14%	0.61%	(77.05)%	0.39%	0.85%	(54.12)%
Return on average equity (annualized)	1.69%	7.16%	(76.40)%	4.65%	10.06%	(53.78)%
Average equity to average assets	8.48%	8.55%	(0.82)%	8.43%	8.46%	(0.35)%
Efficiency ratio	96.26%	81.11%	18.68%	88.80%	79.07%	12.31%

*	These percentages are not meaningful.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with US GAAP and conform to general practices within the banking industry. The significant accounting policies of the Company are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-KSB. Following is a summary of certain of those policies.

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

M&F BANCORP, INC. AND SUBSIDIARY

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive loss. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other invested assets, are reviewed quarterly for possible other than temporary impairment. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in consolidated earnings as realized losses. No declines in fair value below cost for any individual investment security as of June 30, 2007 was considered by management to be other than temporary.

Defined Benefit Plans

The Bank sponsors a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full time employees and a Supplemental Executive Retirement Plan (the “SERP”), a non-qualified, unfunded plan to provide benefits to a select group of current and former, highly compensated employees. The SERP provides benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the Internal Revenue Code of 1986, as amended.

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

Valuation allowances have been established for deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, were created as a result of share-based payments or are associated with components of Other Comprehensive Loss (“OCL”). The recognition of the portion of the valuation allowance related to net deferred tax assets associated with components of other comprehensive loss is recognized within OCL.

M&F BANCORP, INC. AND SUBSIDIARY

Executive Overview

The Company generated the majority of its income in the first six months of 2007 and 2006 from traditional banking services—lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, pursuing strategic relationships for deposits and alternative sources of non-interest income, and increasing variable rate products.

As management looks forward within 2007, there are several key challenges that the Company will face in order for it to sustain levels of profitability previously achieved during 2006, including:

•

Fully leveraging recent technology enhancements, including the core information and ancillary systems migration which occurred on April 19, 2007, including automation of processes and creation of management information systems, the opportunity to expand the Bank’s virtual footprint in the era of Check 21, as well as to provide a foundation for introduction of new products and services,

•	Reinvigorating relationship banking, with the goal of linking organic loan growth and related core deposit capture,

•	Asset quality, continuing the marked improvement experienced in 2006,

•	Interest rate volatility, managing associated risk through a more focused and effective asset liability management process, and

•	Improving operating efficiency through improving people, process and systems.

The Company will continue to emphasize quality personal service to meet these challenges. The Company has developed strategic objectives to achieve and maintain controlled profitable growth. Management will continually monitor and modify these objectives. The Company will also explore and implement expansions of certain services as it seeks to increase fee revenue.

Financial Condition

Total assets decreased 9.03%, or $24.2 million, to $243.8 million as of June 30, 2007 from $268.0 million at December 31, 2006, primarily due to decreases in loans of $14.8 million and cash and cash equivalents of $21.4 million, mitigated by an increase in investment securities of $12.1 million, as more fully discussed below.

Loans decreased 9.19%, or $14.8 million, to $146.7 million as of June 30, 2007 from $161.5 million at December 31, 2006. This decrease was primarily the result of a lower volume of loan originations. For the six months ended June 30, 2007, gross loan originations were $5.6 million. This decrease in loan originations was also accompanied by higher than expected loan pay-offs and scheduled principal repayments of $20.4 million for the same period, the majority of which occurred within the first quarter of 2007.

The investment portfolio balance as of June 30, 2007 was $65.3 million compared to $53.2 million as of December 31, 2006, a net increase of $12.1 million. During the first quarter of 2007, the Bank purchased investment securities in connection with its ongoing liquidity management process. During the second quarter of 2007, the proceeds of all principal collections, maturities and calls, $6.3 million in aggregate, were utilized to fund the planned run-off of certain internet deposits, as more fully discussed below. The entire investment portfolio was classified as available-for-sale as of June 30, 2007 and December 31, 2006, respectively, and was comprised of investment-grade securities. All securities purchased during the six month period ended June 30, 2007, were classified as available-for-sale.

Deposits decreased 10.66%, or $23.9 million, to $200.0 million as of June 30, 2007 from $223.8 million at December 31, 2006, primarily as a result of a net $26.9 million decrease in interest-bearing deposits. During the six months ended June 30, 2007, internet deposits decreased $16.1 million to $16.0 million, in connection with management’s conscious efforts to reduce its highest cost source of funding.

Total shareholders’ equity decreased to $21.5 million as of June 30, 2007 compared with $21.8 million as of December 31, 2006. Equity decreased primarily as a result of an increase in unrealized losses, net of associated deferred tax benefits, of $0.565 million, associated with the debt investment portfolio and disposition of the sole equity investment holding, offset by net income for the six months ended June 30, 2007 of $0.505 million. Additionally, charges against equity for the six months ended June 30, 2007, represented the quarterly dividends of $0.169 million that were declared.

M&F BANCORP, INC. AND SUBSIDIARY

Results of Operations – Comparison for the six months ended June 30, 2007 and 2006

Net income for the six months ended June 30, 2007 decreased 51.6% to $0.505 million, compared to income of $1.0 million for the same period in 2006. Total interest income was $8.0 million for the six months ended June 30, 2007, compared to $7.6 million for the comparable period in 2006, an increase 5.86%, or $0.443 million.

Interest income on loans decreased $0.472 million primarily due the decrease in loans outstanding as mentioned above. Average yield on the loan portfolio fell by 3 basis points to 7.50% for the six months ended June 30, 2007 from 7.53% for the same period in 2006, coupled with a decrease in average loans outstanding to $153.0 million as of June 30, 2007 from $165.1 as of June 30, 2006. Interest income on investment securities increased 145.76%, or $0.962 million, when comparing the six months ended June 30, 2007 with the same period in 2006. This increase was the result of an increase in the investment securities portfolio from 2006 to 2007. The fully taxable equivalent yield on the securities portfolio for the period ended June 30, 2007, increased to 6.25% from a yield of 5.25% for the same period in 2006.

Total interest expense increased 36.85% to $3.4 million for the six months ended June 30, 2007, from $2.5 million for the six months ended June 30, 2006. The increase in interest expense is primarily the result of time deposits repricing during the six months ended June 30, 2007 at significantly higher rates. The rates paid on interest-bearing deposits were approximately 3.33% for the six months ended June 30, 2007, as compared to 2.64% for the comparable period in 2006. During 2003, the Company began to utilize an internet-based deposit acquisition program with QwickRate®, a CD listing service. As of June 30, 2007 and December 31, 2006, CDs outstanding through this program were $16.0 million with an average rate of 5.66% and $31.8 million with an average rate of 5.49%, respectively. During the six month period ending June 30, 2007, all maturities in the aggregate amount of $16.1 million were not renewed.

During the six months ended June 30, 2007, the Bank modestly increased the loan loss provision by $0.049 million as compared to $(0.205) million for the six months ended June 30, 2006. This is a result of an increase of $1.1 million in non-accrual, past due and restructured loans at June 30, 2007, as compared to December 31, 2006, coupled with the decrease in the gross loan portfolio discussed above. The provision for loan losses is the result of management’s assessment of the adequacy as more fully discussed within the “Critical Accounting Policies.”

M&F BANCORP, INC. AND SUBSIDIARY

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

For the six months ended June 30,

	2007			2006
dollars in thousands	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense	Average Balance(1)	Average Yield/Cost(1)	Interest Income/ Expense
Assets
Loans(2)	$153,015	7.50%	$5,741	$165,066	7.53%	$6,213
Taxable securities	8,929	5.40%	241	7,450	5.26%	196
Nontaxable securities(3)	52,771	5.23%	1,381	21,332	4.35%	464
Interest-bearing deposits	25,745	5.00%	643	29,449	4.69%	690

Total interest-earning assets	240,460	6.66%	8,006	223,297	6.77%	7,563

Allowance for loan losses	(2,445)			(2,714)
Cash and due from banks	2,702			4,881
All other assets	17,042			19,876

Total Assets	$257,759			$245,340

Liabilities and Shareholders’ Equity
NOW deposits	$22,721	1.36%	$155	$24,588	1.01%	$124
Savings deposits, including MMDA	61,873	2.06%	636	55,764	1.64%	459
Time deposits	97,144	4.61%	2,238	79,989	3.84%	1,537

Interest-bearing deposits	181,738	3.33%	3,029	160,341	2.64%	2,120
Borrowings	17,956	4.64%	417	17,601	4.52%	398

Total interest-bearing liabilities	199,694	3.45%	3,446	177,942	2.83%	2,518

Noninterest-bearing deposits	32,285			33,194
Other liabilities	4,046			13,452
Shareholders’ equity	21,734			20,752

Total liabilities and shareholders’ equity	$257,759			$245,340

Net yield on earning assets and net interest income(3)(4)		3.79%	$4,560		4.52%	$5,045

Interest rate spread(5)		3.21%			3.94%

1.	Average balances and average yield/cost data are calculated on a quarterly basis, as it is not practical to compute average daily balances.
2.	Nonaccrual loans have been included.
3.	Yields on nontaxable investments have been adjusted to a tax equivalent basis using combined tax rate of 38.55% federal rate of 34% and State rate of 6.90% for June 30, 2007 and 2006. These tax equivalent yields for the six months ended June 30, 2007 and 2006, respectively, as reflected in the table below, were as follows:

	2007	2006
U.S. Government agency securities	6.11%	4.24%
State and County Municipal securities (Issued outside North Carolina)	6.45%	7.00%
State and County Municipal securities (Issued within North Carolina)	6.67%	7.37%

Weighted average	6.25%	5.25%

4.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
5.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest income during the six months ended June 30, 2007 increased by 16.39% or $0.200 million, to $1.4 million during the six month period ended June 30, 2007, as compared with $1.2 million for the same period in 2006. The primary contributor to the increase in noninterest income was net realized gains on the disposal of investment securities of $0.244 million during the six months ended June 30, 2007, compared with net realized losses of $0.032 million for the same period in 2006.

Noninterest expense increased 7.19%, or $0.356 million, to $5.3 million during the first six months of 2007, as compared with $5.0 million for the six months ended June 30, 2006. Expenses, in the form of equipment and information technology, associated with the core information and ancillary systems migration which occurred on April 19, 2007, is the primary contributor to this increase.

Income tax expense was $0.116 million for the six months ended June 30, 2007 compared to income tax expense of $0.472 million for same period in 2006. The effective tax rate for the six months ended June 30, 2007 was approximately 18.68% compared to an effective tax rate of approximately 31.10% for the same period in 2006. The decrease in the effective tax rate for 2007 from that experienced in 2006 is due to a higher level of losses at the holding company level for which a federal tax benefit is provided at 34.00%, coupled with a lower level of pre-tax income at the Bank level.

Results of Operations – Comparison for the three months ended June 30, 2007 and 2006

Net income for the three months ended June 30, 2007, decreased 75.47% to $0.092 million, compared to net income of $0.375 million for the same period in 2006. Total interest income increased $0.176 million or 4.62%, to $4.0 million for the three months ended June 30, 2007, compared to $3.8 million for the comparable period in 2006.

Interest income on loans decreased $0.289 million primarily due to a decrease in average loans outstanding to $149.2 million from $165.3 million offset by an increase in yield from 7.54% to 7.59% for the three months ended June 30, 2007 and 2006, respectively. Interest income on securities increased 166.87%, or $0.564 million, when comparing the three months ended June 30, 2007 with the same period in 2006. This increase was the result of an increase in the investment securities portfolio from 2006 to 2007, coupled with an increase in the fully taxable equivalent yield. The fully taxable equivalent yield on the securities portfolio for the period ended June 30, 2007, increased to 6.55% from a yield of 5.57% for the same period in 2006.

Total interest expense increased 26.41%, or $0.347 million, to $1.7 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006. The increase in interest expense is primarily the result of time deposits repricing during the three months ended June 30, 2007 at significantly higher rates, coupled with the continued change in the mix of deposits and funding in this period derived from higher cost sources. The rates paid on interest bearing-deposits were approximately 3.24% for the three months ended June 30, 2007, as compared to 2.66%, for the comparable period in 2006. During 2003, the Company began to utilize a deposit acquisition program with QwickRate®, a CD listing service. As of June 30, 2007 and December 31, 2006, CDs outstanding through this program were $16.0 million with an average rate of 5.66%, and $31.8 million with an average rate of 5.49%, respectively.

During the three months ended June 30, 2007, the Bank modestly increased the loan loss provision from the three months ended June 30, 2006. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

M&F BANCORP, INC. AND SUBSIDIARY

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

For the three months ended June 30,

	2007			2006
dollars in thousands	Average Balance(1)	Average Yield/Cost(1)	Interest Income/ Expense	Average Balance(1)	Average Yield/Cost(1)	Interest Income/ Expense
Assets
Loans(2)	$148,914	7.59%	$2,826	$165,341	7.54%	$3,115
Taxable securities	11,078	5.02%	139	7,565	5.50%	104
Nontaxable securities(3)	56,608	5.39%	763	20,297	6.61%	234
Interest-bearing deposits	19,918	5.12%	255	29,030	4.88%	354

Total interest-earning assets	236,518	6.74%	3,983	222,233	6.85%	3,807

Allowance for loan losses	(2,531)			(2,610)
Cash and due from banks	3,991			5,292
All other assets	18,227			20,188

Total Assets	$256,205			$245,103

Liabilities and Shareholders’ Equity
NOW deposits	$21,956	1.42%	$78	$25,131	1.05%	$66
Savings deposits, including MMDA	56,699	1.90%	270	60,883	1.57%	238
Time deposits	96,590	4.58%	1,105	81,389	3.98%	810

Interest-bearing deposits	175,245	3.32%	1,453	167,403	2.66%	1,114
Borrowings	17,779	4.68%	208	17,594	4.55%	200

Total interest-bearing liabilities	193,024	3.44%	1,661	184,997	2.84%	1,314

Noninterest-bearing deposits	35,866			34,789
Other liabilities	5,595			4,355
Shareholders’ equity	21,720			20,962

Total liabilities and shareholders’ equity	$256,205			$245,103

Net yield on earning assets and net interest income(3)(4)		3.93%	$2,322		4.49%	$2,493

Interest rate spread(5)		3.30%			4.01%

1.	Average balances and average yield/cost data are calculated on a quarterly basis, as it is not practical to compute average daily balances.
2.	Nonaccrual loans have been included.
3.	Yields on nontaxable investments have been adjusted to a tax equivalent basis using combined tax rate of 38.55% federal rate of 34.00% and State rate of 6.90% for June 30, 2007 and 2006. these tax equivalent yields for the three months ended June 30, 2007 State rate of 6.90% for June 30, 2007 and 2006. These tax equivalent yields for the three months ended June 30, 2007 and 2006, respectively, as reflected in the table below, were as follows:

	2007	2006
U.S. Government agency securities	6.51%	4.36%
State and County Municipal securities (Issued outside North Carolina)	6.32%	6.86%
State and County Municipal securities (Issued within North Carolina)	7.10%	8.69%

Weighted average	6.55%	5.57%

4.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
5.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest income during the three months ended June 30, 2007, decreased 14.00% or $0.083 million, to $0.510 million from $0.593 million for the same period in the prior year, primarily related to a decrease in rental income of $0.086 million.

Noninterest expense during the three months ended June 30, 2007, increased 8.91% or $0.223 million, to $2.7 million from $2.5 million for the same period in 2006. The primary contributing factor was an increase in certain expenses, in the form of equipment and information technology, associated with the core information and ancillary systems migration which occurred on April 19, 2007.

Income tax expense was nominal for the three months ended June 30, 2007 was $0.001 million compared to income tax expense of $0.212 million for same period in 2006. The effective tax rate for the three months ended June 30, 2007 was approximately nil compared to an effective tax rate of 36.11% for the same period in 2006. The decrease in the effective tax rate for 2007 from that experienced in 2006 is due to a higher level of losses at the holding company level for which a federal tax benefit is provided at 34.00%, coupled with a lower level of pre-tax income at the Bank level.

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Bank’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Bank’s past statistical history concerning charge-offs. The allowance for loan losses as of June 30, 2007, was $2.3 million or 1.58% of total loans outstanding, compared with the $2.5 million or 1.55% of total loans outstanding as of December 31, 2006. The loan loss allowance as of June 30, 2007, as a percentage of total loans, increased based on the result of management’s assessment of the Bank’s delinquency ratios, charge-off history, and the composition of loans in the portfolio as well as the impact of certain loans achieving unclassified status as of June 30, 2007. Management also considered nonperforming assets and total classified assets in establishing the allowance for loan losses.

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

For additional information and an analysis of the allowances for loan losses as of June 30, 2007 and 2006, please read Footnote 6 accompanying the consolidated condensed financial statements herein.

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

For additional information regarding nonperforming assets as of June 30, 2007 and December 31, 2006, please read Footnote 5 accompanying the consolidated condensed financial statements herein.

M&F BANCORP, INC. AND SUBSIDIARY

Non-accruing loans increased from $0.405 million as of December 31, 2006 to $1.4 million as of June 30, 2007. Management considers the allowance for loan losses of $2.3 million as of June 30, 2007 to be sufficient to cover the probable loan losses. Management will continue to monitor all nonaccrual loan relationships to gain visibility to improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

There were no restructured loans as of June 30, 2007 or as of December 31, 2006.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. The Bank’s liquidity position decreased from 20.23% at December 31, 2006 to 15.47% for the period ended June 30, 2007. The liquidity ratio is defined as the sum of net cash, overnight funds, and unpledged, marketable U.S. government and agency securities with remaining stated maturities of less than one year divided by the sum of net deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, and available borrowings from the FHLB will be adequate to meet the short-and long-term liquidity needs of the Bank.

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

Interest-bearing liabilities and variable rate loans are generally repriced to current market rates. The Bank’s balance sheet is liability-sensitive; meaning that in a given period there will be more liabilities than assets subject to immediate repricing as market rates change. Because most of the Bank’s loans are fixed rate mortgages, they reprice less rapidly than rate sensitive interest-bearing deposits. In addition to the gap analysis described above, the Bank uses a modeling technique which projects net interest income under varying interest rate scenarios and the theoretical impact of immediate and sustained rate changes referred to as “rate shocks.” “Rate shocks” measure the estimated theoretical impact on the Bank’s tax equivalent net interest income and market value of equity from hypothetical immediate changes in interest rates as compared to the estimated theoretical impact of rates remaining unchanged. The prospective effects of these hypothetical interest rate changes are based upon numerous assumptions including relative and estimated levels of key interest rates.

The Bank has not experienced a change in the mix of its rate-sensitive assets and liabilities or in market interest rates that it believes would result in a material change in its interest rate sensitivity that was reported in its 2006 Form 10-KSB.

Capital Resources

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated condensed financial statements. As of June 30, 2007 and December 31, 2006, respectively, the regulatory capital levels of the Company and of the Bank were as indicated below:

M&F BANCORP, INC. AND SUBSIDIARY

	June 30, 2007
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$24,485	13.80%	$14,197	8.00%	N/A
The Bank	$24,245	13.65%	$14,204	8.00%	$17,756	10.00%

Tier 1 (to risk weighted assets)
The Company	$22,264	12.55%	$7,099	4.00%	N/A
The Bank	$22,024	12.40%	$7,102	4.00%	$10,653	6.00%

Tier 1 (to average total assets)
The Company	$22,264	8.69%	$10,248	4.00%	N/A
The Bank	$22,024	8.61%	$10,230	4.00%	$12,788	5.00%

	December 31, 2006
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital ( to risk weighted assets)
The Company	$24,435	12.88%	$15,175	8.00%	n/a
The Bank	$24,219	12.78%	$15,162	8.00%	$18,952	10.00%

Tier 1 (to risk weighted assets)
The Company	$21,927	11.56%	$7,588	4.00%	n/a
The Bank	$21,713	11.46%	$7,581	4.00%	$11,371	6.00%

Tier 1 (to average total assets)
The Company	$21,927	8.73%	$10,052	4.00%	n/a
The Bank	$21,713	8.65%	$10,045	4.00%	$12,556	5.00%

M&F BANCORP, INC. AND SUBSIDIARY

The Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks completed an examination of the Bank, including its capital ratios, during 2007. The results of this examination have yet to be finalized.

Off-Balance Sheet Arrangements

The Bank has certain off-balance sheet arrangements comprised of unfunded loan commitments and letters of credit, as of June 30, 2007 and December 31, 2006, respectively, as outlined in the table below:

dollars in thousands	June 30, 2007	December 31, 2006
Total unfunded loan commitments	$20,992	$24,186
Letters of credit	$3,319	$3,319

Selected Categories Included in Unfunded Loan Commitments:

Minority bank loan program	$9,000	$9,000
Home equity lines	$773	$922
Consumer overdraft protection lines	$700	$879

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

The Company’s management, under the supervision and with the participation of the Company (its principal executive officer and principal accounting officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company, as appropriate to allow timely decisions regarding required disclosure.

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

Not Applicable.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 16, 2007, shareholders were asked to vote on the following:

(a) Election of six (6) persons to serve on the Board of Directors of M&F Bancorp, Inc. until the annual meeting of stockholders in 2008. The following six nominated directors were elected:

Director	Votes in Favor	Votes Against/Withheld	Abstentions
Willie T. Closs, Jr.	943,733	276	900
Genevia Gee Fulbright	943,787	222	900
Michael L. Lawrence	943,733	276	900
Joseph M. Sansom	943,787	222	900
Maceo K. Sloan	940,620	276	900
Aaron L. Spaulding	943,787	222	900

Item 5 — Other Information

Not Applicable.

Item 6 — Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of the Company, adopted by the shareholders on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3(iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit No.	Description
Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit (10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(c)	Employment Agreement dated May 9, 2005 among Ronald Wiley, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005.

Exhibit (10)(d)	Split Dollar Life Insurance Agreement (Endorsement Method) among the Company, the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(e)	Split Dollar Life Insurance Agreement (Endorsement Method) among the Company, the Bank and Elaine M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(f)	First Amendment to Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on September 27, 2005.

Exhibit (10)(g)	Separation Agreement dated January 18, 2007 among Ronald Wiley, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 24, 2007.

Exhibit (10)(h)	Employment Agreement dated January 12, 2007 among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 18, 2007.

Exhibit (10)(i)	Letter of intent dated June 20, 2007 between M&F Bancorp, Inc. and Mutual Community Savings Bank, Inc., incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on June 20, 2007.

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Jonathan Sears Woodall.

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350.

M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: August 10, 2007	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date: August 10, 2007	By:	/s/ Jonathan Sears Woodall
Jonathan Sears Woodall
Chief Financial Officer