Form 10QSB
period 2007-09-30
M&F BANCORP INC /NC/
filed 2007-11-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Outstanding at November 9, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

M&F BANCORP, INC. AND SUBSIDIARY

ii

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 — Consolidated Condensed Financial Statements

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

dollars in thousands	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$12,738	$37,460
Investment securities available for sale, at fair value	55,130	53,229
Other invested assets	1,437	1,508

Loans	144,968	161,514
Less allowances for loan losses	(2,302)	(2,501)

Loans, net	142,666	159,013

Interest receivable	1,517	1,575
Bank premises and equipment, net	5,707	5,880
Cash surrender value of bank-owned life insurance	4,902	4,760
Other assets	3,526	4,583

TOTAL ASSETS	$227,623	$268,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	$151,153	$193,217
Noninterest-bearing deposits	32,301	30,612

Total deposits	183,454	223,829
Other borrowings	17,738	17,816
Other liabilities	4,190	4,601

Total liabilities	205,382	246,246

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity:
Common stock, no par value, each as of September 30, 2007 and December 31, 2006, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares	5,901	5,901
Retained earnings	16,708	16,027

Accumulated other comprehensive loss, net of deferred income tax benefits of ($231) and ($103) as of September 30, 2007 and December 31, 2006, respectively	(368)	(166)

Total shareholders’ equity	22,241	21,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$227,623	$268,008

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
amounts in thousands, except per share data	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$2,750	$3,031	$8,491	$9,244
Interest and dividends on investment securities:
Taxable	143	36	384	232
Tax-exempt	630	466	2,011	930
Interest on cash and cash equivalents	151	369	794	1,059

Total interest income	3,674	3,902	11,680	11,465

Interest expense:
Interest on deposits	1,314	1,332	4,343	3,452
Interest on borrowings	201	201	618	599

Total interest expense	1,515	1,533	4,961	4,051

Net interest income	2,159	2,369	6,719	7,414
Less provisions (credit) for loan losses	10	26	59	(179)

Net interest income after provisions (credit) for loan losses	2,149	2,343	6,660	7,593

Noninterest income:
Service charges	333	351	1,002	1,141
Rental income	48	114	187	344
Cash surrender value of life insurance	49	65	163	175
Realized gain from disposal of loan	—	—	97	—
Net realized gains (losses) from disposal of investment securities	—	—	244	(32)
Realized gain on sale of other real estate owned-net	250	—	250	—
Other than temporary decline in value-other assets	(34)	(55)	(56)	(55)
Other noninterest income	51	65	230	187

Total noninterest income	697	540	2,117	1,760

Noninterest expense:
Salaries and employee benefits expense	1,234	1,222	3,705	3,719
Occupancy	322	297	862	868
Equipment	11	191	530	430
Directors fees	57	44	135	115
Marketing	93	101	273	348
Dues and subscriptions	24	146	111	319
Professional fees	186	183	701	555
Information technology expense	153	92	430	269
Travel and entertainment	45	26	170	99
Other noninterest expense	195	253	713	787

Total noninterest expense	2,320	2,555	7,630	7,509

Income before income taxes	526	328	1,147	1,844
Income tax expense (benefit)	97	(62)	213	410

Net income	$429	$390	$934	$1,434

Earnings per share of common stock:
Basic	$0.25	$0.23	$0.55	$0.85
Diluted	$0.25	$0.23	$0.55	$0.84

Weighted average shares of common stock outstanding:
Basic	1,686	1,686	1,686	1,686
Diluted	1,688	1,692	1,689	1,700

Dividends per share of common stock	$0.05	$0.05	$0.15	$0.15

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
dollars in thousands	2007	2006	2007	2006
NET INCOME	$429	$390	$934	$1,434

ITEMS OF OTHER COMPREHENSIVE INCOME (LOSS):
Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale, net	589	389	(86)	127
Reclassification adjustments for net realized (gains) losses included in income before income tax expense	—	—	(244)	32

Other comprehensive income (loss), before tax benefit	589	389	(330)	159
Less: Changes in deferred income taxes related to change in unrealized gains (losses) on securities available for sale	226	128	(128)	50

Other comprehensive income (loss), net of taxes	363	261	(202)	109

COMPREHENSIVE INCOME	$792	$651	$732	$1,543

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

dollars in thousands, except per share data	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,434	—	1,434
Other comprehensive income	—	—	109	109
Dividends declared ($0.15 per share)	—	(253)	—	(253)

Balances as of September 30, 2006	$5,901	$15,759	$(39)	$21,621

Balances as of December 31, 2006	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income	—	934	—	934
Other comprehensive loss	—	—	(202)	(202)
Dividends declared ($0.15 per share)	—	(253)	—	(253)

Balances as of September 30, 2007	$5,901	$16,708	$(368)	$22,241

See notes to consolidated condensed financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
dollars in thousands	2007	2006
Cash flows from operating activities:
Net income	$934	$1,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	59	(179)
Depreciation and amortization	435	325
Investment accretion, net	(106)	(24)
Deferred income tax benefit	—	(76)
Deferred loan origination fees, net	(162)	(94)
(Gains) losses on sale of available for sale securities	(244)	32
Gain on sale of land available for sale	—	(18)
Gain on sale of loan	(97)	—
Gain on sale of other real estate owned, net	(250)	—
Increase in cash surrender value of life insurance	(142)	(158)
Other than temporary decline in value-other asset	56	55
Impairment of other real estate owned	11	55
Changes in:
Interest receivable	58	(447)
Income taxes receivable	87	(52)
Other assets	17	(337)
Other liabilities	(410)	48

Net cash provided by operating activities	246	564

Cash flows from investing activities:
Proceeds from sale of debt investment securities	2,276	5,549
Proceeds from sale of equity investment securities	292	161
Proceeds from maturities of debt investment securities	6,779	6,190
Proceeds from calls of debt investment securities	14,140	1,250
Proceeds from principal collections of debt investment securities	741	499
Proceeds from disposal of land available for sale	—	608
Proceeds from surrender of key person life insurance	—	262
Purchases of debt investment securities	(26,094)	(31,392)
Net decrease in loans	14,699	5,722
Proceeds from sale of loan	1,835	—
Purchases of bank premises and equipment	(262)	(57)
Proceeds from maturity of bank-owned life insurance policies	473	—
Proceeds from sale of other real estate owned	859	—

Net cash provided by (used in) investing activities	15,738	(11,208)

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS, CONCLUDED (UNAUDITED)

	Nine Months Ended September 30,
dollars in thousands	2007	2006
Cash flows from financing activities:
Net decrease in demand deposits, NOW and savings deposits	$(24,865)	$(1,115)
Net increase (decrease) in certificates of deposit	(15,510)	1,679
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(5,078)	(53)
Cash dividends	(253)	(253)

Net cash provided by (used in) financing activities	(40,706)	258

Net decrease in cash and cash equivalents	(24,722)	(10,386)
Cash and cash equivalents as of the beginning of the period	37,460	32,597

Cash and cash equivalents as of the end of the period	$12,738	$22,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest paid	$5,011	$3,948
Income taxes paid, net of refunds	$312	$397

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements

1.	Basis of Presentation

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

Basic earnings per share computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options and stock performance awards. The weighted average shares and effect of dilutive stock options are included in the following tables, which provide a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
number of shares in thousands	2007	2006	2007	2006
Weighted average shares	1,686	1,686	1,686	1,686
Effect of dilutive stock options	2	6	3	14

Dilutive potential average common shares	1,688	1,692	1,689	1,700

The Company had no stock options which are anti-dilutive for the three and nine month periods ended September 30, 2007 and 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

3.	Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of investment securities available for sale were as follows:

	September 30, 2007
	Amortized	Gross Unrealized		Fair
dollars in thousands	Cost	Gains	Losses	Value
AVAILABLE FOR SALE

U.S. Government agencies due:
One year or less	$8,298	$—	$—	$8,298
After 1 year but within 5 years	17,480	89	—	17,569
After 5 years but within 10 years	1,000	5	—	1,005
After 10 years	2,006	8	(2)	2,012

Total U.S. Government agencies	28,784	102	(2)	28,884

State and County Municipals due:
One year or less	225	1	—	226
After 1 year but within 5 years	2,084	11	(2)	2,093
After 5 years but within 10 years	6,133	109	(5)	6,237
After 10 years	7,337	36	(208)	7,165

Total State and County Municipals	15,779	157	(215)	15,721

Mortgage-backed Securities due:
After 10 years	10,602	5	(82)	10,525

Total Mortgage-backed Securities	10,602	5	(82)	10,525

Total Available for Sale Securities	$55,165	$264	$(299)	$55,130

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

	December 31, 2006
dollars in thousands	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
AVAILABLE FOR SALE

U.S. Government agencies due:
One year or less	$5,497	$1	$(10)	$5,488
After 1 year but within 5 years	24,482	39	(42)	24,479
After 5 years but within 10 years	1,000	—	(3)	997
After 10 years	1,000	—	(2)	998

Total U.S. Government agencies	31,979	40	(57)	31,962

State and County Municipals due:
One year or less	976	2	—	978
After 1 year but within 5 years	2,152	13	(1)	2,164
After 5 years but within 10 years	4,094	77	(2)	4,169
After 10 years	7,716	96	(113)	7,699

Total State and County Municipals	14,938	188	(116)	15,010

Mortgage-backed Securities due:
After 5 years but within 10 years	1,083	—	(32)	1,051
After 10 years	4,931	5	(34)	4,902

Total Mortgage-backed Securities	6,014	5	(66)	5,953

Equity Security	3	301	—	304

Total Available for Sale Securities	$52,934	$534	$(239)	$53,229

For purposes of the above maturity tables, mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. A mortgage-backed security may mature earlier because of principal prepayments.

During the nine month period ended September 30, 2007, certain available for sale securities (representing U.S. government sponsored agency, mortgage-backed and equity investment securities) were sold, called, matured or had principal payments resulting in aggregate proceeds of $24.228 million. Gross realized gains and losses resulting from these sales and calls during the nine months ended September 30, 2007 were $287 thousand and $43 thousand, respectively. The net realized gain of $244 thousand is a component of noninterest income.

During the nine month period ended September 30, 2006, certain available for sale securities (representing U.S. government-sponsored agency, mortgage-backed and equity investment securities) were redeemed resulting in aggregate proceeds of $7.939 million. No realized gains or losses resulted from these transactions.

During the nine month period ended September 30, 2006, the Bank sold certain held to maturity debt and equity investment securities resulting in aggregate proceeds of $5.710 million, gross realized losses of $190 thousand and gross realized gains of $158 thousand, respectively.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

The fair value of securities with gross unrealized losses as measured by length of time that the individual securities have been in an unrealized loss position were as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2007:
U.S. Government agencies	$1,004	$(2)	$—	$—	$1,004	$(2)
State and County Municipals	7,122	(215)	—	—	7,122	(215)
Mortgage – backed Securities	9,064	(70)	1,028	(12)	10,092	(82)

Total	$17,190	$(287)	$1,028	$(12)	$18,218	$(299)

December 31, 2006:
U.S. Government agencies	$11,978	$(24)	$6,713	$(33)	$18,691	$(57)
State and County Municipals	4,413	(116)	—	—	4,413	(116)
Mortgage – backed Securities	3,057	(14)	2,473	(52)	5,530	(66)

Total	$19,448	$(154)	$9,186	$(85)	$28,634	$(239)

As of September 30, 2007 and December 31, 2006, the Company held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position. These investments were in U.S. government sponsored agency, state and county municipal and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and, therefore, it is expected that the securities would not be settled at a price less than the principal balance at each respective maturity. Because the decline in market value was caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of carrying value, which may be maturity, the Company has not recognized any other than temporary impairment in connection with these investments in the accompanying consolidated condensed financial statements. The entire investment portfolio was classified as available for sale as of September 30, 2007 and December 31, 2006, respectively, and was comprised of investment-grade securities.

In connection with certain borrowing activities and deposit relationships with local governments, the Company has pledged cash and cash equivalents and certain investment securities as collateral, as follows:

dollars in thousands	September 30, 2007	December 31, 2006
Cash and cash equivalents	$—	$490
Investment securities, at fair value	33,996	23,079

Total	$33,996	$23,569

As of September 30, 2007 the Bank had no commitments outstanding to purchase “when issued” securities. As of December 31, 2006, the Bank had commitments outstanding to purchase $1.500 million in “when issued” securities. These securities are not recorded in the consolidated balance sheets until the respective settlement dates.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

4.	Other Than Temporary Decline in Value

During 2004, the Bank acquired an equity interest in a private organization (“Investee”) providing trust-related services for $277 thousand, with a carrying value of $222 thousand as of December 31, 2006. The Bank accounts for this investment on the cost method. As this stock is currently illiquid, this investment is included within Other Invested Assets.

During 2007, the Bank concluded, based on available information that other than temporary declines in value had occurred in this investment. The investment vehicle, i.e. the Investee, has incurred operating losses since inception and has discontinued seeking a second round of fundraising. Therefore, the Bank has recorded other than temporary impairment charges of $ 34 thousand and
$ 56 thousand for the three months and nine months ended September 30, 2007, respectively. During the three month and nine months ended September 30, 2006, the Bank recorded other than temporary impairment charges of $ 55 thousand and $ 55 thousand, respectively.

5.	Loans

Loans are made primarily to customers in the Bank’s market area within North Carolina. The Bank’s loans, classified by type were as follows:

dollars in thousands	September 30, 2007	December 31, 2006
Real estate-construction	$10,295	$12,411
Real estate-mortgage	125,082	140,184
Commercial, financial and agricultural	4,072	4,142
Consumer	4,465	4,013
All other loans	1,264	1,137
Less: Deferred loan origination fees, net	210	373

Total loans, net of deferred loan origination fees	$144,968	$161,514

During the nine-month period ended September 30, 2007, the Bank recorded cumulative gross deferred origination costs of $ 251 thousand. No such costs had been deferred prior to 2007.

Nonperforming assets were as follows:

dollars in thousands	September 30, 2007	December 31, 2006
Nonaccrual loans	$1,526	$405
Loans 90 days or more past due and still accruing interest	18	39
Foreclosed properties, included in Other Assets	338	951

Total nonperforming assets	$1,882	$1,395

Percentage of total assets	0.83%	0.52%

During the nine-month period ended September 30, 2007, the Bank negotiated the sale of one loan for $1.835 million (including accrued interest and fees of $ 100 thousand), resulting in a recognized gain of $ 97 thousand. No loans were sold during the first nine-month period of 2006.

During the quarter ended September 30, 2007 the Bank disposed of a significant component of its foreclosed properties. The proceeds from the sale were $ 859 thousand and the realized gain was $ 263 thousand, there were additional sales of smaller properties resulting in losses of $ 13 thousand, for a net realized gain during the three months ended September 30, 2007 of $ 250 thousand.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

6.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

	For the Nine Months Ended
dollars in thousands	September 30, 2007	September 30, 2006
Balances at beginning of the period	$2,501	$2,921
Loans charged off :
Commercial	3	3
Real estate	275	192
Demand deposit overdraft program	53	107
Installment loans to individuals and other	7	—

Total charge-offs	338	302

Recoveries of loans previously charged off:
Commercial	1	13
Real estate	67	31
Demand deposit overdraft program	11	38
Installment loans to individuals and other	1	—

Total recoveries	80	82

Net charge-offs	(258)	(220)

Provision (credit) charged to operations	59	(179)

Balances at end of the period	$2,302	$2,522

Ratio of net charge-offs during the nine-month period to average loans outstanding during the period	0.17%	0.13%

Information related to impaired loans is as follows:

dollars in thousands	September 30, 2007	December 31, 2006
Impaired loans without a valuation allowance	$707	$282
Impaired loans with a valuation allowance	2,725	3,699

Total impaired loans	$3,432	$3,981

Valuation allowances related to impaired loans	$649	$1,260

Average investment in impaired loans	$3,693	$2,315
Interest income recognized on impaired loans	$104	$144

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

7.	Deposits

The following tables present the composition of deposits (noninterest-bearing Christmas Club accounts included in savings accounts):

dollars in thousands	September 30, 2007	December 31, 2006
Demand deposits	$32,094	$30,569
Savings accounts	28,740	49,533
NOW accounts	21,040	22,091
Money market accounts	19,832	24,321
Certificates of deposit	81,748	97,315

Total deposits	$183,454	$223,829

As of September 30, 2007 and December 31, 2006, the Bank had two deposit relationships, whose individual balances were in excess of 5% of total deposits. These relationships had aggregate deposits of $30.763 million and $28.367 million as of September 30, 2007 and December 31, 2006, respectively:

dollars in thousands	September 30, 2007	December 31, 2006
Number of accounts	8	6
Dollar amount of accounts	$30,763	$28,367
Percent of total deposits	16.77%	12.67%

8.	Other Borrowings

Other borrowings consisted of the following:

dollars in thousands	Rate	September 30, 2007	December 31, 2006
Federal Home Loan Bank (“FHLB”) , due on December 10, 2007	3.59%	$2,000	$2,000
FHLB, due on October 8, 2008	4.64%	10,000	10,000
FHLB, due on December 8, 2009	4.02%	3,000	3,000
FHLB, due on July 16, 2018	7.26%	1,715	1,742
FHLB, due on May 20, 2020	0.50%	809	822
Capital lease (60 months beginning April 2006)	5.72%	214	252

Total other borrowings		$17,738	$17,816

During June 2007, the Bank borrowed $5.0 million from the FHLB for a period of six days. The interest rate was variable, with an average rate of 5.525% over the term outstanding. The loan was repaid as of June 30, 2007.

9.	Common Stock Dividends

On September 28, 2007, the Board of the Company declared a quarterly cash dividend of $0.05 per share to all shareholders of record on October 4, 2007, payable on October 11, 2007. The dividend was accrued on the September 28, 2007 declaration date and, accordingly, reduced shareholders’ equity by approximately $ 84 thousand.

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

The components of the net periodic benefit cost for the nine months ended September 30, 2007 and 2006 were as follows:

	Qualified Defined Benefit Plan		Non-qualified Supplemental Benefit Plan
dollars in thousands	2007	2006	2007	2006
Service cost	$96	$108	$—	$6
Interest cost	161	168	83	84
Expected return on plan assets	(230)	(231)	—	—
Amortization of prior service cost	(11)	(21)	3	3
Amortization of net loss	—	21	—	—

Net periodic cost	$16	$45	$86	$93

The Company provides certain postretirement benefits to specified former executive officers. As of September 30, 2007 and December 31, 2006, the amount of each liability for these benefits was approximately $ 160 thousand.

11.	Income Taxes

During the first quarter of each year, the Company develops an initial estimate of its expected annual effective income tax rate pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, (the “Annual Effective Tax Rate”). Factors affecting estimation of the Annual Effective Tax Rate include the expected amount of pre-tax income adjusted for permanent differences (including investment income not subject to federal and/or state income taxes). Underlying tenets of the Company’s investment strategy is to focus on credit quality and to maximize yield (as measured on a fully taxable equivalent basis). Investment income from the Company’s bank-owned life insurance policies and certain debt investment securities represented permanent differences. For the nine months ended September 30, 2007 and 2006, the Annual Effective Tax Rates were 18.57% and 22.23%, respectively. The Company reviews its estimate of the annual Effective Tax Rate and will revise if assumptions change or actual results warrant.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 was effective for the Company in the first quarter of fiscal 2007. The Company had identified two tax positions, with an aggregate tax-effected value of $ 270 thousand, taken within its 2004 and 2005 returns for which it has filed a change in method election with the Internal Revenue Service, (the “Election”). As of September 30, 2007 the Company has received notification that the Election has been approved and is effective in 2007. Accordingly, the adoption of FIN 48 did not have a material impact on its consolidated financial position or consolidated condensed financial statements during the nine-month period ended September 30, 2007.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Continued

12.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Bank has various commitments to extend credit, which are not reflected in the consolidated condensed financial statements. As of September 30, 2007 and December 31, 2006, the Bank had outstanding loan commitments (including available lines of credit) of approximately $20.569 million and $24.186 million (excluding available amounts on home equity loans, as discussed below), respectively. Commitments under standby letters of credit and financial guarantees written amounted to approximately $3.319 million each as of September 30, 2007 and December 31, 2006. These letters of credit and financial guarantees represent agreements whereby the Bank commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Bank approves lines of credit to consumer customers through home equity and consumer overdraft protection loans. As of September 30, 2007 and December 31, 2006, in addition to actual advances made on such loans, the Bank’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of September 30, 2007 and December 31, 2006 were approximately $ 729 thousand and $ 922 thousand, respectively. In addition, the available amounts on consumer overdraft protection loans were $ 758 thousand as of September 30, 2007 and $ 879 thousand as of December 31, 2006.

No significant losses are anticipated as a result of these transactions.

Employment Agreements

During January 2007, the Company’s president and chief executive officer resigned. In connection with this resignation, the Company, the Bank and the former executive entered into a separation agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, up to $ 171 thousand will be paid to the former executive during 2007. The Company and the Bank entered into a consulting arrangement with a former executive and director of the Bank, whereby he served as its interim president and chief executive officer. Total compensation under this arrangement was $ 32 thousand. On January 12, 2007, the Company and the Bank entered into an employment agreement in connection with Ms. Kim D. Saunders’ appointment as president and chief executive officer of the Company and the Bank (the “Employment Agreement”). The initial term of the Employment Agreement is for three years, with base annual compensation of $ 225 thousand, in addition to certain incentives.

One-Time Credit

Pursuant to the Federal Deposit Insurance Reform Act of 2005, the Bank was notified during May 2007 of a one-time credit of
$ 147 thousand that will be used to reduce future deposit insurance assessments. The Federal Deposit Insurance Corporation has communicated its belief that a one-time credit does not meet the characteristics of an asset; accordingly, no amount has been reflected within the consolidated condensed balance sheet as of September 30, 2007.

Fed Funds Line

As of September 30, 2007, the Bank has available for use Fed Funds lines aggregating $17.500 million from four money center banks (the “Fed Funds Lines”). The Fed Funds Lines are renewed annually. Interest rates are stated as variable on a daily basis. No amounts were outstanding as of September 30, 2007, nor have been borrowed for the nine-month period then ended.

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

In September 2006, the EITF released Issue 06-5, Accounting for Purchased of Life Insurance – Determining the Amount that could be Realized in Accordance with FASB Technical Bulletin 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 discussed the diversity in practice regarding consideration of any additional amounts (other than cash surrender value) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. On September 7, 2006, the EITF confirmed a consensus that a policyholder should determine the amount that could be realized under an insurance contract assuming the surrender on a policy-by-policy basis. Amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Amounts recoverable by the policyholder in periods beyond one year from the surrender of the policy should be discounted utilizing an appropriate rate of interest. EITF 06-5 was effective for fiscal years that began after December 15, 2006. The adoption of EITF 06-5 had no effect on the accompanying consolidated condensed financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 requires the Company to review outstanding tax positions and establish a liability in its consolidated balance sheet for those positions that more likely than not, based on technical merits, would not be sustained upon examination by taxing authorities. The Company files U.S. federal income tax returns and state income tax returns in North Carolina. Based on the statue of limitations, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003. Based on the review of the tax returns filed for the years 2003 through 2005 and the deferred tax positions benefits accrued in the 2006 annual consolidated financial statements, management determined that all tax positions taken had a probability of greater than 50% of being sustained and that 100% of the benefits accrued were expected to be realized. As described in Note 11, the Company filed the Election in the first quarter of 2007 to effect a change in method having an aggregate tax-effected value of $ 270 thousand.

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Condensed Financial Statements, Concluded

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

14.	Pending Acquisition

On August 9, 2007, the Company and the Bank entered into an agreement and plan of reorganization and merger (the “Definitive Agreement”) with Mutual Community Savings Bank, Inc., SSB, (“Mutual”), which provides for the merger of Mutual with and into the Bank. Under the terms of the Definitive Agreement, the shareholders of Mutual will receive one share of the Company’s common stock in exchange for one share of Mutual common stock. The proposed merger is subject to the approval of the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, and the Registration Statement to be filed by the Company for the offering of its shares to Mutual’s shareholders is subject to review by the SEC and issuance of an order by the SEC declaring it effective. As of September 30, 2007, $152 thousand in direct due diligence costs have been capitalized and are included within Other Assets. It is anticipated that the acquisition will close in the first quarter of fiscal 2008, subject to the approval of regulatory authorities and Mutual’s shareholders.

15.	Subsequent Event

On November 7, 2007, the Company received approval from a financial institution for a $5.000 million financing commitment. The commitment terms include the following: a variable-rate interest, with interest only payable on a quarterly basis for two years and a ten year principal and interest payment schedule thereafter. Borrowings on the line of credit will be secured by the stock of the Bank.

********

M&F BANCORP, INC. AND SUBSIDIARY

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three- and nine-month periods ended September 30, 2007, with the same periods in 2006. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the consolidated condensed financial statements and related notes included under Item 1 of this quarterly report. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended September 30,			Nine Months Ended September 30,
dollars in thousand, except per share data (unaudited)	2007	2006	% Change	2007	2006	% Change
Earnings:
Net interest income	$2,159	$2,369	(8.86)%	$6,719	$7,414	(9.37)%
Provisions (credit) for loan losses	$10	$26	(61.54)%	$59	$(179)	132.96%
Noninterest income	$697	$540	29.07%	$2,117	$1,760	20.28%
Noninterest expense	$2,320	$2,555	(9.20)%	$7,630	$7,509	1.61%
Net income	$429	$390	10.00%	$934	$1,434	(34.87)%

Net income per share:
Basic	$0.25	$0.23	8.70%	$0.55	$0.85	(35.29)%
Diluted	$0.25	$0.23	8.70%	$0.55	$0.84	(34.52)%

Average for period:
Assets	$235,694	$242,032	(2.62)%	$250,241	$239,802	4.35%
Loans	$147,354	$161,842	(8.95)%	$151,329	$163,991	(7.72)%
Deposits	$157,417	$167,403	(5.97)%	$173,470	$162,695	6.62%
Shareholders’ equity	$21,892	$21,338	2.60%	$21,872	$20,969	4.31%

Ratios:
Return on average assets (annualized)	0.73%	0.64%	14.06%	0.50%	0.80%	(37.50)%
Return on average equity (annualized)	7.84%	7.31%	7.25%	5.69%	9.12%	(37.61)%
Average equity to average assets	9.29%	8.82%	5.33%	8.74%	8.74%	0.00%
Efficiency ratio	81.23%	87.83%	(7.51)%	86.35%	81.85%	5.50%

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

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. Four of the more critical accounting and reporting policies include the Company’s accounting for the allowances for loan losses, investment securities, periodic cost attributable to certain employees’ benefits and income taxes. The estimates and assumptions we use are based on historical experience, current information and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and the results of operations for the reporting periods.

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

The Bank follows the guidance of SFAS No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS No. 5 requires that losses be accrued when they are probable of occurring and estimatable. SFAS No. 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 excludes smaller balance and homogeneous loans, which are collectively evaluated for impairment, from impairment reporting. Therefore, the Bank has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, or worse, classified as nonaccrual, and troubled debt restructurings are evaluated for impairment.

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

Management actively monitors the Bank’s asset quality, charges off loans against the allowance for loan losses when appropriate and provides specific loss reserves when necessary. Although management believes it uses the best current information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic or other qualitative factors differ substantially from the conditions in the assumptions used in making the initial determinations.

M&F BANCORP, INC. AND SUBSIDIARY

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive loss. The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other invested assets, are reviewed quarterly for possible other than temporary decline in value. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in consolidated earnings as realized losses.

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

Income Taxes

During the first quarter of each year, the Company develops its expected annual effective income tax rate (the “Annual Effective Tax Rate”). Provisions for interim period income taxes are based on amounts reported in the consolidated condensed statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities) utilizing the Annual Effective Tax Rate, unless circumstances change during the year, in which case the expected effective tax rate is adjusted.

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

Valuation allowances have been established for deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, were created as a result of share-based payments or were associated with components of Other Comprehensive Loss (“OCL”). The recognition of the portion of the valuation allowance related to net deferred tax assets associated with components of other comprehensive loss is recognized within OCL.

M&F BANCORP, INC. AND SUBSIDIARY

Executive Overview

The Company generated the majority of its income in the first nine months of 2007 and 2006 from traditional banking services—lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, pursuing strategic relationships for deposits and increasing variable rate products.

As management looks to the fourth quarter of 2007, it remains focused on the following areas:

•

Fully leveraging recent technology enhancements, including the core information and ancillary systems migration, including automation of processes and creation of management information systems, the opportunity to expand the Bank’s virtual footprint in the era of electronic banking, as well as to provide a foundation for introduction of new products and services,

•	Reinvigorating relationship banking, with the goal of linking organic loan growth and related core deposit capture,

•	Asset quality, continuing the marked improvement experienced in 2006,

•	Interest rate volatility, managing associated risk through a more focused and effective asset liability management process,

•	Improving operating efficiency via its people, process and systems, and

•	Establishing a strategic planning process.

The Company is also proceeding with its proposed acquisition of Mutual. Efforts, in process, include:

•	Completing the necessary applications to obtain State and Federal regulatory approval,

•	Identifying the key areas for integration efforts, pertaining to staffing and bank operations, and

•	Establishing a transition team providing oversight for the acquisition.

Financial Condition

Total assets decreased 15%, or $40.385 million, to $227.623 million as of September 30, 2007 from $268.008 million at December 31, 2006. Cash and cash equivalents decreased $24.722 million or 66%, to $12.738 million as of September 30, 2007, compared to $37.460 million at December 31, 2006. Loans decreased 10.0%, or $16.546 million, to $144.968 million as of September 30, 2007, from $161.514 million as of December 31, 2006. This decrease was primarily the result of significantly higher loan prepayments coupled with a lower volume of loan originations. For the nine months ended September 30, 2007, gross loan originations were $11.400 million. The decrease in loan originations was also accompanied by higher than expected loan prepayments and scheduled principal repayments of $27.100 million for the same period, the majority of which occurred within the first quarter of 2007.

The investment portfolio balance as of September 30, 2007 was $55.130 million compared to $53.229 million as of December 31, 2006, a net increase of $1.901 million, or 4%. During the first quarter of 2007, the Bank purchased investment securities in connection with its ongoing liquidity management process. During the second and third quarters of 2007, the proceeds of all principal collections, maturities and calls, $17.124 million in aggregate, were utilized to fund the planned run-off of certain pending high interest rate internet deposits, as more fully discussed below. The entire investment portfolio was classified as available-for-sale as of September 30, 2007 and December 31, 2006, respectively, and was comprised of investment-grade securities. All securities purchased during the nine month period ended September 30, 2007, were classified as available-for-sale.

Deposits decreased 18%, or $40.375 million, to $183.454 million as of September 30, 2007 from $223.829 million at December 31, 2006, due primarily to the decrease in interest-bearing deposits. During the nine months ended September 30, 2007, internet deposits decreased $29.027 million to $2.776 million, as a result of management’s conscious efforts to reduce this high cost source of funding.

Total shareholders’ equity increased to $22.241 million as of September 30, 2007, compared with $21.762 million as of December 31, 2006. The increase was composed of net income for the nine months ended of $0.934 million offset by dividends declared of $0.253 million and other comprehensive loss of $0.202 million.

M&F BANCORP, INC. AND SUBSIDIARY

Results of Operations – Comparison of the nine months ended September 30, 2007 and 2006

Net income for the nine months ended September 30, 2007 decreased $0.500 million or 35% to $0.934 million, compared to net income of $1.434 million for the same period in 2006. Total interest income was $11.680 million for the nine months ended September 30, 2007, compared to $ 11.465 million for the comparable period in 2006, an increase of $.215 million or 2%.

Interest income on loans decreased $0.753 million or 8% primarily due to the decrease in loans outstanding. Average yield on the loan portfolio fell by 4 basis points to 7.48% for the nine months ended September 30, 2007 from 7.52% for the same period in 2006, coupled with a decrease in average loans outstanding to $151.329 million as of September 30, 2007 from $163.991 million as of September 30, 2006. Interest income on investment securities increased $1.233 million, when comparing the nine months ended September 30, 2007 with the same period in 2006. This increase was the result of an increase in the investment securities portfolio from 2006 to 2007. The fully taxable equivalent yield on the nontaxable portion of the securities portfolio for the period ended September 30, 2007, increased to 5.93% from a yield of 5.25% for the same period in 2006.

Total interest expense increased $0.910 million for the nine months ended September 30, 2007, from $4.051 million for the nine months ended September 30, 2006. The increase in interest expense is primarily the result of a higher base of average deposits coupled with time deposits repricing during the nine months ended September 30, 2007 at higher rates. The rates paid on interest-bearing deposits were 3.34% for the nine months ended September 30, 2007, as compared to 2.83% for the comparable period in 2006. During 2003, the Company began to utilize an internet-based deposit acquisition program with QwickRate®, a CD listing service. As of September 30, 2007 and December 31, 2006, CDs outstanding through this program were $2.776 million with an average rate of 5.54% and $31.803 million with an average rate of 5.49%, respectively. During the nine month period ending September 30, 2007, all maturities in the aggregate amount of $29.027 million were not renewed.

During the nine months ended September 30, 2007, the Bank increased the loan loss provision by $0.059 million as compared to a $0.179 million reduction during the nine months ended September 30, 2006. The provision for loan losses is the result of management’s assessment of the adequacy as more fully discussed within the “Critical Accounting Policies.”

M&F BANCORP, INC. AND SUBSIDIARY

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

For the nine months ended September 30,

	2007			2006
dollars in thousands	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense
Assets
Loans(2)	$151,329	7.48%	$8,491	$163,991	7.52%	$9,244
Taxable securities	9,566	5.35%	384	3,684	8.40%	232
Nontaxable securities(3)	51,213	5.24%	2,011	28,692	4.32%	930
Interest-bearing deposits	21,134	5.01%	794	29,604	4.77%	1,059

Total interest-earning assets	233,242	6.68%	11,680	225,971	6.76%	11,465

Allowance for loan losses	(2,506)			(2,722)
Cash and due from banks	4,277			4,517
All other assets	15,228			12,036

Total Assets	$250,241			$239,802

Liabilities and Shareholders’ Equity
NOW deposits	$22,258	1.43%	$239	$24,441	5.20%	$953
Savings deposits, including MMDA	57,314	2.01%	862	57,918	1.75%	760
Time deposits	93,898	4.60%	3,242	80,336	2.89%	1,739

Interest-bearing deposits	173,470	3.34%	4,343	162,695	2.83%	3,452
Borrowings	17,887	4.61%	618	17,599	4.54%	599

Total interest-bearing liabilities	191,357	3.46%	4,961	180,294	3.00%	4,051

Noninterest-bearing deposits	34,549			32,659
Other liabilities	2,463			5,880
Shareholders’ equity	21,872			20,969

Total liabilities and shareholders’ equity
	$250,241			$239,802

Net yield on earning assets and net interest income(3)(4)		3.84%	$6,719		4.37%	$7,414

Interest rate spread(5)		3.22%			3.76%

1.	Average balances and average yield/cost data for 2007 were calculated on a quarterly basis. Average balances and average yield/ costs data for 2006 were calculated on a quarterly basis as it was not practical to compute average daily balances.
2.	Nonaccrual loans have been included.
3.	Yields on nontaxable investments, adjusted to a tax equivalent basis using combined tax rate of 38.55%; federal rate of 34% and State rate of 6.90% for September 30, 2007 and 2006, were as follows for the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
U.S. Government agency securities	5.72%	4.24%
State and County Municipal securities (Issued outside North Carolina)	6.26%	7.00%
State and County Municipal securities (Issued within North Carolina)	6.51%	7.37%

Weighted average	5.93%	5.25%

4.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
5.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest income during the nine months ended September 30, 2007 increased by $ 0.357 million, or 20%, to $2.117 million during the nine month period ended September 30, 2007, as compared with $ 1.760 million for the same period in 2006. The increase was due primarily to net realized gains on the disposal of investment securities of $0.244 million compared to net losses of $0.032 million for the comparable period in 2006, a gain of $0.097 million on a sale of a loan and a gain on the sale of other real estate owned of $0.250 million, during 2007. There were no sales of loans or other real estate owned during the nine months ended September 30, 2006. In addition, service charges and rental income decreased by $0.139 million and $0.157 million, respectively, from the nine month period in 2006.

Noninterest expense increased $0.121 million or 2%, to $ 7.630 million during the first nine months of 2007, as compared with $ 7.509 million for the nine months ended September 30, 2006. Expenses, in the form of equipment and information technology, associated with the core information and ancillary systems migration which occurred on April 19, 2007, is the primary reason for this increase.

Income tax expense was $0.213 million for the nine months ended September 30, 2007 compared to income tax expense of $0.410 million for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was approximately 18.57% compared to an effective tax rate of approximately 22.23% for the same period in 2006. The decrease in the effective tax rate for 2007 from that experienced in 2006 is due to a higher level of losses at the parent company level for which only a federal tax benefit is provided at 34.00% (net of valuation allowance for state purposes), coupled with a lower level of pre-tax income at the Bank and an increased level of tax preferenced investment income.

Results of Operations – Comparison for the three months ended September 30, 2007 and 2006

Net income for the three months ended September 30, 2007, increased $0.039 million, or 10%, to $0.429 million, compared to net income of $0.390 million for the same period in 2006.

Total interest income decreased $0.228 million or 6%, to $ 3.674 million for the three months ended September 30, 2007, compared to $3.902 million for the comparable period in 2006. Interest income on loans decreased $0.281 million primarily due to a decrease in average loans outstanding to $147.354 million from $161.842 million, coupled with a decrease in yield from 7.49% to 7.47% for the three months ended September 30, 2006 and 2007, respectively. Interest income on securities increased $0.271 million or 54%, when comparing the three months ended September 30, 2007 with the same period in 2006. This increase was the result of an increase in the investment securities portfolio from 2006 to 2007. The fully taxable equivalent yield on the nontaxable portion of the securities portfolio for the period ended September 30, 2007, increased to 6.03% from a yield of 5.57% for the same period in 2006. Total interest expense decreased by $0.018 million for the three months ended September 30, 2007 compared to the same period in 2006. During the three months ended September 30, 2007, the Bank modestly decreased the loan loss provision from the three months ended September 30, 2006. The provision for loan losses is the result of management’s assessment of the Bank’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

M&F BANCORP, INC. AND SUBSIDIARY

AVERAGE BALANCES AND INTEREST INCOME ANALYSIS

For the three months ended September 30,

	2007			2006
dollars in thousands	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense	Average Balance(1)	Average Yield/ Cost(1)	Interest Income/ Expense
Assets
Loans(2)	$147,354	7.47%	$2,750	$161,842	7.49%	$3,031
Taxable securities	10,818	5.29%	143	3,176	4.53%	36
Nontaxable securities(3)	48,148	5.23%	630	36,387	5.12%	466
Interest-bearing deposits	12,060	5.01%	151	29,913	4.93%	369

Total interest-earning assets	218,380	6.73%	3,674	231,318	6.75%	3,902

Allowance for loan losses	(2,530)			(2,531)
Cash and due from banks	4,111			3,723
All other assets	15,733			9,522

Total Assets	$235,694			$242,032

Liabilities and Shareholders’ Equity
NOW deposits	$21,346	1.57%	$84	$24,147	1.16%	$70
Savings deposits, including MMDA	48,560	1.86%	226	62,593	1.92%	300
Time deposits	87,511	4.59%	1,004	80,663	4.77%	962

Interest-bearing deposits	157,417	3.34%	1,314	167,403	3.18%	1,332
Borrowings	17,752	4.53%	201	17,594	4.57%	201

Total interest-bearing liabilities	175,169	3.46%	1,515	184,997	3.31%	1,533

Noninterest-bearing deposits	35,118			31,530
Other liabilities	3,515			4,167
Shareholders’ equity	21,892			21,338

Total liabilities and shareholders’ equity
	$235,694			$242,032

Net yield on earning assets and net interest income(3)(4)		3.95%	$2,159		4.10%	$2,369

Interest rate spread(5)		3.27%			3.43%

1.	Average balances and average yield/cost data for 2007 were calculated on a quarterly basis. Average balances and average yield/ costs for 2006 were calculated on a quarterly basis as it was not practical to compute average daily balances.
2.	Nonaccrual loans have been included.
3.	Yields on nontaxable investments, adjusted to a tax equivalent basis using combined tax rate of 38.55%; federal rate of 34% and State rate of 6.90% for September 30, 2007 and 2006, were as follows for the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
U.S. Government agency securities	5.83%	4.36%
State and County Municipal securities (Issued outside North Carolina)	6.28%	6.86%
State and County Municipal securities (Issued within North Carolina)	6.61%	8.69%

Weighted average	6.03%	5.57%

4.	Net yield on earning assets is computed by dividing net interest earned by average earning assets.
5.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest income during the three months ended September 30, 2007 increased $0.157 million, or 29% to $.0697 million from $0.540 million for the same period in the prior year, due to a $0.250 million net gain on the sale of other real estate owned, offset by decreases in other components on noninterest income (primarily rental income and cash surrender value of life insurance). There were no sales of other real estate owned for the three months ended September 30, 2006.

Noninterest expense during the three months ended September 30, 2007, decreased $0.235 million, or 9%, to $2.320 million from $2.555 million for the same period in 2006, due primarily to decreases in equipment and dues, and subscription expenses.

Income tax expense was $0.097 million for the three months ended September 30, 2007, compared to income tax benefit of $.062 million for the same period in 2006. The effective tax rate for the three months ended September 30, 2007 was 18.44%. During the quarter ended September 30, 2006, the Company reversed a valuation allowance on a recorded net deferred asset. The effect of reversing this valuation allowance was to decrease income tax expense by $0.100 million, resulting in a tax benefit for the quarter. The effective tax rate, excluding the effect of reversing the tax valuation allowance, was 11.59%.

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Bank’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Bank’s past statistical history concerning charge-offs. The allowance for loan losses as of September 30, 2007, was $2.302 million or 1.59% of total loans outstanding, compared with the $2.501 million or 1.55% of total loans outstanding as of December 31, 2006. The loan loss allowance as of September 30, 2007, as a percentage of total loans, increased based on the result of management’s assessment of the Bank’s delinquency ratios, charge-off history, and the composition of loans in the portfolio as well as the impact of certain loans achieving unclassified status as of September 30, 2007. Management also considered nonperforming assets and total classified assets in establishing the allowance for loan losses.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

For additional information and an analysis of the allowances for loan losses as of September 30, 2007 and 2006, please read Footnote 6 accompanying the consolidated condensed financial statements herein.

Nonperforming Assets

As a result of concerns over the asset quality of the Bank’s loan portfolio initially raised during prior regulatory exams, management has made continual enhancements to the Bank’s loan policies, including more closely monitoring loan documentation prior to and after loan closings, diversification of the loan portfolio, and reacting in a timelier manner to borrowers with weakened financial conditions. Each of these activities, among others, is being utilized to more closely monitor the adequacy of the Bank’s allowance for loan losses.

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans, accruing loans delinquent 90 days or more, restructured loans, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.

For additional information regarding nonperforming assets as of September 30, 2007 and December 31, 2006, please read Footnote 5 accompanying the consolidated condensed financial statements herein.

M&F BANCORP, INC. AND SUBSIDIARY

Non-accrual loans increased from $0.405 million as of December 31, 2006 to $ 1.526 million as of September 30, 2007. Management considers the allowance for loan losses of $ 2.302 million as of September 30, 2007 to be sufficient to cover the probable loan losses. Management will continue to monitor all nonaccrual loan relationships to gain visibility to improvement in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in nonaccrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

There were no restructured loans as of September 30, 2007 or as of December 31, 2006.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Bank’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. The Bank’s liquidity position decreased from 21.97% as of December 31, 2006 to 11.08% as of September 30, 2007. The liquidity ratio is defined as the sum of net cash, overnight funds, and unpledged, marketable U.S. government and agency securities with remaining stated maturities of less than one year divided by the sum of net deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, available borrowing capacity from the FHLB and Fed Funds lines accommodations will be adequate to meet the short-and long-term liquidity needs of the Bank.

The Bank places great significance on monitoring and managing its asset/liability position. The Bank’s policy for managing its interest margin (or net yield on interest-earning assets) is to maximize net interest income while maintaining a stable deposit base. The Bank’s deposit base has not historically been subject to the levels of volatility experienced in national financial markets in recent years; however, the Bank does realize the importance of minimizing such volatility while at the same time maintaining and improving earnings. During 2007, the Bank has been actively managing its liquidity to a lower level in association with the planned shrinkage of its balance sheet as high cost internet deposits are run-off. Gap analysis, a common method historically used to estimate interest rate sensitivity, measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over various time periods. However, this method addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of interest rate changes.

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

During 2007, the Bank has experienced changes in the mix of its interest-bearing assets and liabilities along with changes in the average rate associated with each component. For quantification of the associated rate sensitivity, see the Average Balances and Interest Income Analyses for the nine month and three month periods ended September 30, 2007 and 2006 on pages 23 and 25, respectively.

Capital Resources

The Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated condensed financial statements. As of September 30, 2007 and December 31, 2006, respectively, the regulatory capital levels of the Company and of the Bank were as indicated below:

M&F BANCORP, INC. AND SUBSIDIARY

	September 30, 2007
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk weighted assets)
The Company	$24,773	14.38%	$13,807	8.00%		N/A
The Bank	$24,501	14.23%	$13,780	8.00%	$17,225		10.00%

Tier 1 (to risk weighted assets)
The Company	$22,618	13.13%	$6,904	4.00%		N/A
The Bank	$22,348	12.97%	$6,890	4.00%	$10,335		6.00%

Tier 1 (to average total assets)
The Company	$22,618	9.61%	$9,410	4.00%		N/A
The Bank	$22,348	9.51%	$9,396	4.00%	$11,745		5.00%

	December 31, 2006
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital (to risk weighted assets)
The Company	$24,435	12.88%	$15,175	8.00%		n/a
The Bank	$24,219	12.78%	$15,162	8.00%	$18,952		10.00%

Tier 1 (to risk weighted assets)
The Company	$21,927	11.56%	$7,588	4.00%		n/a
The Bank	$21,713	11.46%	$7,581	4.00%	$11,371		6.00%

Tier 1 (to average total assets)
The Company	$21,927	8.73%	$10,052	4.00%		n/a
The Bank	$21,713	8.65%	$10,045	4.00%	$12,556		5.00%

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

The FDIC and the Commissioner also completed a joint exam of the Bank as of March 31, 2007, conducted in the third quarter of 2007. As of a result of this examination the Bank has been told that submission of quarterly reports is no longer required.

Off-Balance Sheet Arrangements:

The Bank has certain off-balance sheet arrangements comprised of unfunded loan commitments and letters of credit, as of September 30, 2007 and December 31, 2006, respectively, as outlined in the table below:

dollars in thousands	September 30, 2007	December 31, 2006
Total unfunded loan commitments	$20,569	$24,186
Letters of credit	$3,319	$3,319

Selected Categories Included in Unfunded Loan Commitments:

Minority bank loan program	$9,000	$9,000
Home equity lines	$729	$922
Consumer overdraft protection lines	$758	$879

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

Not Applicable.

Item 3 — Defaults upon Senior Securities

Not Applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5 — Other Information

Not Applicable.

Item 6 — Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of the Company, adopted by the shareholders on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3(iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit (10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit No.	Description
Exhibit (10)(c)	Employment Agreement dated May 9, 2005 among Ronald Wiley, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005.

Exhibit (10)(d)	Split Dollar Life Insurance Agreement (Endorsement Method) among the Company, the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(e)	Split Dollar Life Insurance Agreement (Endorsement Method) among the Company, the Bank and Elaine M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005, filed with the SEC on May 16, 2005.

Exhibit (10)(f)	First Amendment to Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on September 27, 2005.

Exhibit (10)(g)	Separation Agreement dated January 18, 2007 among Ronald Wiley, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 24, 2007.

Exhibit (10)(h)	Employment Agreement dated January 12, 2007 among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 18, 2007.

Exhibit (10)(i)	Agreement of Plan of Reorganization and Merger by and among the Company, the Bank and Mutual Community Savings Bank, Inc., SSB dated August 9, 2007 and incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Allan E. Sturges.

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350.

********

M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: November 13, 2007	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Allan E. Sturges
Allan E. Sturges
Principal Accounting Officer