Form 10KSB/A
period 2006-12-31
M&F BANCORP INC /NC/
filed 2007-12-31
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,685,646 shares of common stock outstanding at December 27, 2007.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held on May 16, 2007 (the “Proxy Statement”), are incorporated by reference into Part III.

Explanatory Note

M&F Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (“Amended 10-KSB”) to its Annual Report on Form 10-KSB for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007 (“Original 10-KSB”), solely in order to amend and restate the consolidated financial statements and other financial information at December 31, 2006, and for the year then ended.

During the fourth quarter of 2006, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements no. 87, 88, 106 and 123R). In connection with its implementation of SFAS 158, the Company included the cumulative effect of adoption as a component of Comprehensive Income for 2006, rather than as a direct adjustment to the ending balance of Accumulated Other Comprehensive (Loss). Accordingly, Comprehensive Income for 2006 should have been $2.060 million rather than $1.768 million, as reported. The effect of this reporting had no impact on Net Income for 2006 or Total Shareholders’ Equity as of December 31, 2006, as reported. The Company has corrected the presentation of Shareholders’ Equity and Other Comprehensive Income on pages 38 and 39 of this Amended 10-KSB.

The Company believes that the revisions made in this Amended 10-KSB are not, individually or in the aggregate, material to its business, financial condition or results of operations. Accordingly, the Company believes that its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information it is required to disclose in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

Item 13 of the Original 10-KSB has been amended to contain currently dated consents from the Company’s independent registered public accounting firms and currently dated certifications from the Company’s Chief Executive Officer and Chief Accounting Officer, which consents and certifications are filed herewith as Exhibits 23, 31 and 32.

None of the items revised herein nor any other item in the Original 10-KSB has been updated to reflect events, results or developments concerning the Company’s business, financial condition or results of operations occurring after the Original 10-KSB or to modify or update those disclosures affected by subsequent events. Readers should be advised that this Amended 10-KSB continues to describe conditions as of the date of the Original 10-KSB.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

FORM 10-KSB/A (Amendment No. 1) INDEX

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

As described in Note 20 to the consolidated financial statements, the 2006 consolidated financial statements have been restated for an error in the application of a change in accounting principle. We audited the adjustment necessary to restate the consolidated statements of comprehensive income and changes in shareholders’ equity of the Company as of and for the year ended December 31, 2006. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ McGladrey & Pullen, LLP

Frederick, Maryland

March 30, 2007, except for Note 20 as to which the date is December 28, 2007.

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

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

dollars in thousands	2006 (as restated)	2005	2004
NET INCOME	$1,786	$772	$1,139
ITEMS OF OTHER COMPREHENSIVE INCOME:
Items of other comprehensive income, before tax:
Unrealized losses on securities available for sale, net	(24)	(564)	(102)
Reclassification adjustments for losses (gains) included in income before income tax expense	31	(364)	(1)
Adjustments relating to defined benefit plans	422	256	276

Other comprehensive income (loss), before tax	429	(672)	173
Less: Reversal of valuation allowance - deferred income taxes	(10)	—	—
Less: Changes in deferred income taxes related to change in unrealized gain or losses on securities available for sale	3	(316)	(42)
Less: Changes in deferred income taxes related to change in adjustments relating to defined benefit plans	162	88	94

Other comprehensive income (loss), net of tax	274	(444)	121

COMPREHENSIVE INCOME	$2,060	$328	$1,260

See Notes to the Consolidated Financial Statements.

M&F BANCORP, INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

dollars in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (as restated)	Total
Balances at December 31, 2003	$5,892	$13,349	$175	$19,416
Comprehensive income:
Net income	—	1,139	—	1,139
Other comprehensive income	—	—	121	121
Stock dividend	9	(8)	—	1
Dividends declared ($0.20 per share)	—	(337)	—	(337)

Balances at December 31, 2004	$5,901	$14,143	$296	$20,340
Comprehensive income:
Net income	—	772	—	772
Other comprehensive loss	—	—	(444)	(444)
Dividends declared ($0.20 per share)	—	(337)	—	(337)

Balances at December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,786	—	1,786
Other comprehensive income	—	—	274	274
Adjustment to initially apply SFAS 158, net of tax of $183	—	—	(292)	(292)
Dividends declared ($.20 per share)	—	(337)	—	(337)

Balances at December 31, 2006	$5,901	$16,027	$(166)	$21,762

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

M&F BANCORP, INCORPORATED AND SUBSIDIARY

20. CORRECTION OF AN ERROR

During the fourth quarter of 2006, the Company adopted SFAS 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements no. 87, 88, 106, and 123R). In connection with its implementation of SFAS 158, the Company included the cumulative effect of adoption as a component of Comprehensive Income for 2006, rather than as a direct adjustment to the ending balance of Accumulated Other Comprehensive (Loss). Accordingly, Comprehensive Income for 2006 should have been $2.060 million rather than $1.768 million, as reported. The effect of this reporting had no impact on Net Income for 2006 or Total Shareholders’ Equity as of December 31, 2006, as reported.

A summary of the restatement of the accompanying consolidated financial statements is as follows:

Amounts in thousands	As previously reported	Correction	As amended
For the year ended December 31, 2006
Statement of comprehensive income
Net income	$1,786	$—	$1,786
Adjustments related to defined benefit plans	(53)	475	422
Other comprehensive income (loss) before tax	(46)	475	429
Less: Changes in deferred income taxes related to change in adjustments relating to defined benefit plans	(21)	183	162
Other comprehensive income (loss), net of tax	(18)	292	274
Comprehensive income	1,768	292	2,060
Statement of changes in shareholders’ equity
Other comprehensive income (loss)	(18)	292	274
Adjustment to initially apply SFAS 158, net of tax of $183	—	(292)	(292)

* * * * * * * * *

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

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

M&F Bancorp, Inc.

Date: December 31, 2007	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders Kim D. Saunders	President and Chief Executive Officer (Principal Executive Officer)	December 31, 2007

/s/ Allan E. Sturges Allan E. Sturges	Chief Accounting Officer (Principal Accounting Officer)	December 31, 2007

/s/ Maceo K. Sloan Maceo K. Sloan	Chairman of the Board	December 31, 2007

/s/ Willie T. Closs, Jr. Willie T. Closs, Jr.	Director	December 31, 2007

/s/ Genevia G. Fulbright Genevia G. Fulbright	Director	December 31, 2007

/s/ Michael L. Lawrence Michael L. Lawrence	Director	December 31, 2007

/s/ Joseph M. Sansom Joseph M. Sansom	Director	December 31, 2007

/s/ Aaron L. Spaulding Aaron L. Spaulding	Director	December 31, 2007

M&F BANCORP, INCORPORATED AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

Exhibit (23)(a)	Consent of McGladrey & Pullen, LLP

Exhibit (23)(b)	Consent of Deloitte & Touche LLP

Exhibit (31.1)	Certification of Kim D. Saunders

Exhibit (31.2)	Certification of Allan E. Sturges

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.