Form 10KSB
period 2007-12-31
M&F BANCORP INC /NC/
filed 2008-03-31
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $17,786,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $7,534,321 based on the closing price of such common stock on March 12, 2008, which was $5.15 per share.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,685,646 shares of common stock outstanding at March 12, 2008.

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of M&F Bancorp, Inc. to be held during June 2008 (the “Proxy Statement”), are incorporated by reference into Part III.

M&F BANCORP, INC. AND SUBSIDIARY

FORM 10-KSB INDEX

M&F BANCORP, INC. AND SUBSIDIARY

Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-KSB contains and incorporates by reference statements relating to future results of M&F Bancorp, Inc. (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended,( the “Securities Act”), and Section 21B of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in Item 1: “Description of Business” and Item 6: “Management’s Discussion and Analysis.” These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses as well as, deposit mix and related cost and investment portfolio composition and associated fully equivalent taxable yields. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, deflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required, as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). Forward-looking statements and factors that may cause actual results to differ materially are also discussed within Item 6: “Management’s Discussion and Analysis.” Broadly speaking, forward-looking statements include:

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

The Company may make forward-looking statements discussing management’s expectations about matters including but not limited to:

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

M&F BANCORP, INC. AND SUBSIDIARY

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

Based in Durham, North Carolina (“NC”), M&F Bancorp, Inc. (the “Company”) is the holding company for Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank that was organized in 1907 and began operations in 1908. The Company provides services and assistance to the Bank. The Company’s principal asset is the stock of the Bank.

The Company, established in 1999, is a bank holding company, registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s sole activity currently consists of owning the Bank. The Company’s principal source of income is any dividends, which are declared and paid by the Bank on its issued and outstanding capital stock. The Company uses such income to pay dividends to shareholders and fund its expenses.

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

The Company, the Bank and Mutual Community Savings Bank Inc., SSB (“MCSB”) entered into an Agreement and Plan of Reorganization and Merger on August 9, 2007 (the “Merger Agreement”) which provides for the merger of MCSB with and into the Bank. The merger transaction has now been approved by all necessary state and federal regulators, and MCSB’s shareholders. It is anticipated that the merger will close on or around March 28, 2008. Pursuant to the terms of the Merger Agreement, upon closing, shareholders of MCSB who tender their shares will be entitled to receive one share of the Company’s common stock for each share of MCSB common stock so tendered. As of March 12, 2008, there were 363,719 shares of MCSB common stock issued and outstanding. MCSB currently operates two branches in Durham, NC and one branch in Greensboro, NC.

GENERAL DESCRIPTION OF MARKET AREAS

The Bank has three offices in Durham, NC, two offices in Raleigh, NC, three offices in Charlotte, NC, and one office in Winston-Salem, NC. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers. As of June 30, 2007, based on the FDIC Summary of Deposit Data, (accumulated and ranked within the related geographic metropolitan statistical area: (i) Durham had 21 commercial banks and savings associations, and the Bank ranked 11th in deposit size; (ii) Raleigh had 32 commercial banks and savings associations, and the Bank ranked 16th in deposit size; (iii) the Charlotte metropolitan area had 48 commercial banks and savings associations, and the Bank ranked 39th in deposit size: and (iv) Winston-Salem had 20 commercial banks and savings associations, and the Bank ranked 16th in deposit size.

M&F BANCORP, INC. AND SUBSIDIARY

LENDING ACTIVITIES

General. The Bank’s primary source of revenue is interest and fee income from its lending activities, consisting primarily of automobile, home equity, home improvement, personal, residential mortgage, commercial real estate, construction and commercial loans. The Bank also offers both personal and commercial overdraft protection in connection with its checking accounts. As of December 31, 2007, approximately 92% of the Bank’s loan portfolio was secured by real property, 7% was secured by personal property and 1% was unsecured. On December 31, 2007, the largest amount the Bank had outstanding to any one borrower and its affiliates was approximately $3.1 million. In addition to interest earned on loans, the Bank receives fees in connection with loan originations, loan modifications, late payments, loan assumptions and other miscellaneous services.

Loan Portfolio Composition. The Bank’s consolidated gross loan portfolio, before the effects of $195 thousand in deferred origination fees (net), totaled approximately $146.3 million at December 31, 2007, representing 65.8% of the Bank’s total assets. As of December 31, 2007, approximately 17.8% of the Bank’s gross loan portfolio was composed of adjustable rate loans, and approximately 82.2% of the Bank’s gross loan portfolio was composed of fixed rate loans. As of December 31, 2007, approximately $4.4 million, or 3.0%, of the Bank’s gross loan portfolio was composed of consumer loans. On such date, approximately $5.6 million, or 3.8%, of the Bank’s gross loan portfolio was composed of commercial loans, approximately $135.0 million, or 92.3%, consisted of real estate loans and the remaining insignificant amount consisted of other loans.

Origination, Purchase and Sale of Loans. Residential mortgage loans generally are originated in conformity with purchase requirements of the Federal National Mortgage Association. Accordingly, although the Bank does not originate loans for the purpose of sale, the Bank believes such loans are saleable in the secondary market. The Bank did not purchase any loans in fiscal years 2007 or 2006. The Bank sold one loan in 2007 and none in 2006.

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

An asset is considered “substandard” if not adequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” because of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a loss reserve is not warranted.

In connection with the filing of periodic reports with regulatory agencies, the Bank reports any assets that possess credit deficiencies or potential weaknesses deserving close attention by management. These assets may be considered “special mention” assets and do not yet warrant adverse classification. As of December 31, 2007, the Bank had approximately $3.1 million of loans in the “special mention” category, as compared to $8.3 million as of December 31, 2006.

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

M&F BANCORP, INC. AND SUBSIDIARY

The Bank prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk as a dollar amount. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors and associated weighting are different for each category. Qualitative factors include: levels and trends in delinquencies and nonaccrual loans; trends in volumes and terms of loans; effects of any changes in lending policies, the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Bank’s loan review system; and regulatory requirements. The total allowance thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the Consolidated Financial Statements for the year ended December 31, 2007 for additional information regarding the determination of the provision and allowance for loan losses.

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

During 2007, there was a change in terms of a classified loan from an interest only payment loan to a fully amortizing loan. The loan has an outstanding balance of $1.9 million as of December 31, 2007. The change in terms on this classified loan together with other factors considered resulted in a reduction in the Bank’s required loan loss reserves. As a result of this reduction in required reserves, the Bank recorded a credit provision for loan losses of $299 thousand compared to a credit provision in 2006 of $49 thousand. Factors considered in the evaluation of the adequacy of the required loan loss reserve include total loans outstanding, loan risk classifications, and local and national economic trends and conditions. Total loans outstanding decreased $15.7 million or 9.64% from December 31, 2006 to December 31, 2007. Certain factors affecting the adequacy of the reserve for loan losses have had positive trends from 2006 to 2007, supporting a reduction in the required loan loss reserve. Non specified loans supported by a general loan loss reserve have decreased $9.3 million from December 31, 2006 to December 31, 2007. “Classified” loans have decreased $1.2 million from December 31, 2006 to December 31, 2007. “Special mention” loans have decreased $5.2 million from December 31, 2006 to December 31, 2007. Management believes the Bank has not been adversely impacted by local and national trends resulting from additional risk related to “Sub-Prime” loans. The Bank has no “Sub-Prime” loans in its loan portfolio, has not eased credit standards, or originated loans with unreasonable rate adjustments.

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

On December 31, 2007, the Bank’s investment securities portfolio totaled approximately $43.6 million and consisted of U.S. government agency and mortgage-backed securities, and obligations of states and political subdivisions.

M&F BANCORP, INC. AND SUBSIDIARY

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

Deposits. On December 31, 2007 and 2006, the Bank’s deposits totaled approximately $172.1 million and $223.8 million, respectively. As of December 31, 2007, the Bank had eight brokered certificates of deposits through CDARs®1. As of December 31, 2007, approximately $21.1 million of deposits were with institutional and commercial customers primarily obtained through CDARs®1. All of these deposits have a one-year term or less, and reprice at market rates upon maturity.

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

COMPETITION

The Bank faces strong competition in both attracting deposits and making loans. Its most direct competition for deposits has historically come from savings institutions, credit unions and other commercial banks located in its market areas within NC, including large financial institutions, which have greater financial and marketing resources available to them. The Bank has also recently faced additional significant competition for investors’ funds from short-term money market securities and other corporate and government securities. The ability of the Bank to attract and retain deposits depends generally on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2007, based on the FDIC Summary of Deposits Report, the Bank’s market share of the deposits in Durham, NC was approximately 1.4%, and less than one percent in each of Raleigh, Charlotte and Winston-Salem, NC.

EMPLOYEES

As of December 31, 2007, the Company and the Bank had a total of 85 employees, including 76 full-time equivalent employees.

AVAILABLE INFORMATION

The Company makes its Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to those reports available free of charge on its internet website www.mfbonline.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are also accessible on the SEC’s website at www.sec.gov.

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

[1]

The Certificates of Deposit Account Registry Service (“CDARs® ”) is offered by Promontory Interfinancial Network, LLC (“Promontory”) of Arlington, Virginia. Promontory currently reports more than 900 banks are participants in the CDARs® program. For additional information about Promontory and CDARs®, see www.cdars.com.

M&F BANCORP, INC. AND SUBSIDIARY

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

As a result of joint FDIC/Commissioner examinations during 2005 and 2006, the Bank agreed to, among other things, improve loan asset quality, underwriting and credit administration; increase liquidity; review all overhead costs; continually to evaluate the allowance for loan losses due to increases in the level of classified loans; and, more closely monitor capital ratios and requirements. Management subsequently reported progress to the FDIC and the Commissioner on a quarterly basis. A further FDIC/Commissioner examination was conducted during the third quarter, 2007. As a result of this examination, submission of quarterly reports is no longer required.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was signed into law in 2002 (“Sarbanes-Oxley”) and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of Sarbanes-Oxley has been wide-ranging as it applies to all public companies and imposes significant new requirements for public company governance and disclosure requirements. Some of the provisions of Sarbanes-Oxley became effective immediately while other provisions have subsequently been implemented or will be implemented in the future.

In general, Sarbanes-Oxley mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

M&F BANCORP, INC. AND SUBSIDIARY

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because Sarbanes-Oxley, for the most part, applies equally to larger and smaller public companies, the Company will be presented with additional challenges as a smaller financial institution seeking to compete with larger financial institutions in its market. In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 8A(T). On January 31, 2008 the SEC proposed a further one-year delay from fiscal years ending after December 31, 2008 to fiscal years ending after December 31, 2009, for the auditor’s attestation report on internal controls over financial reporting.

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

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority also presents the Company with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

Capital Adequacy Guidelines for Holding Companies. The Federal Reserve has adopted capital adequacy guidelines for bank holding companies and banks that are members of the Federal Reserve System and have consolidated assets of $500 million or more. Bank holding companies subject to the Federal Reserve’s capital adequacy guidelines are required to comply with the Federal Reserve’s risk-based capital guidelines. Under these regulations, the minimum ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is required to be “Tier I capital,” principally consisting of common stockholders’ equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder (“Tier II capital”) may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier I capital (leverage) ratio of at least 1% to 2% above the stated minimum. The Company exceeded all applicable capital requirements as of December 31, 2007.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (a) receive the highest rating during the examination process and (b) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2007.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any twelve-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

Federal Home Loan Bank System. The Federal Home Loan Bank (“FHLB”) system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta the Bank is required to own capital stock in the FHLB of Atlanta in an amount at least equal to 0.20% (or 20 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2007, the Bank was in compliance with this requirement.

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

Prompt Corrective Action. The FDIC has broad powers to take corrective action to resolve the problems of insured depository institutions. The extent of these powers will depend upon whether the institution in question is “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” or “critically undercapitalized”. Under the regulations, an institution is considered “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with the highest examination rating). An institution is considered “undercapitalized” if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of an institution with the highest examination rating); An institution is considered “significantly undercapitalized” if the

M&F BANCORP, INC. AND SUBSIDIARY

institution has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%, and is considered (c) “critically undercapitalized” if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

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

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W, thereunder. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank’s affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank also must comply with other provisions designed to avoid the transfer of low-quality assets from an affiliate.

The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Under Section 22(h), loans to directors, executive officers and shareholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and shareholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal shareholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

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

The Bank is subject to examination by the FDIC and the Commissioner. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured NC commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

M&F BANCORP, INC. AND SUBSIDIARY

Under Chapter 53 of the NC General Statutes, if the capital stock of a NC commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

ITEM 2.	DESCRIPTION OF PROPERTY

At December 31, 2007, the Company conducted its business from the headquarters office in Durham, NC, and its nine branch offices in Durham, Raleigh, Charlotte and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank’s properties as of December 31, 2007. Rent expense incurred by the Bank under leases totaled approximately $50 thousand for the year ended December 31, 2007.

Address	Owned	Leased
Main Banking Office		✓
116 West Parrish Street
Durham, North Carolina

Corporate Office	✓
2634 Durham Chapel Hill Boulevard
Durham, North Carolina

Mutual Plaza		✓
411 West Chapel Hill St.
Durham, North Carolina
2705 Durham Chapel Hill Boulevard	✓
Durham, North Carolina
13 East Hargett Street	✓
Raleigh, North Carolina
1824 Rock Quarry Road		✓
Raleigh, North Carolina
2101 Beatties Ford Road	✓
Charlotte, North Carolina
101 Beatties Ford Road	✓
Charlotte, North Carolina
770 Martin Luther King Jr, Drive	✓
Winston Salem, North Carolina
3225 West Sugar Creek Road		✓
Charlotte, North Carolina

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

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

M&F BANCORP, INC. AND SUBSIDIARY

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MFBP”.

As of March 12, 2008, there were 1,685,646 shares of the Company’s common stock outstanding, which were held by 1,040 shareholders of record, (not including persons or entities whose stock is held in nominee or ‘street’ name through various brokerage firms or banks). The following table shows the high and low sale price of the Company’s common stock for the previous eight quarters. These quotations reflect inter dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. The table also reflects the per share amount of cash dividends paid for each share during the fiscal quarter for each of the last two fiscal years. No stock dividend was paid during any of the fiscal quarters listed.

Quarterly Common Stock Market Price Ranges and Dividends

2007 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$10.50	$9.25	$10.75	$7.50
Low	$8.60	$8.61	$7.10	$4.56
Close	$8.65	$8.77	$7.10	$4.61
Dividend	$0.05	$0.05	$0.05	$0.05

2006 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$12.00	$13.00	$11.50	$10.25
Low	$9.15	$9.00	$9.10	$9.55
Close	$10.50	$10.10	$9.55	$9.90
Dividend	$0.05	$0.05	$0.05	$0.05

The Company did not sell any of its securities in the last two fiscal years, which were not registered under the Securities Act.

The Company did not repurchase any shares of its common stock during 2007 or 2006.

See “Item 1. Description of Business – Supervision and Regulation – Dividend and Repurchase Limitations” above for regulatory restrictions, which limit the ability of the Company to pay dividends.

The following table sets forth information as of December 31, 2007, regarding equity compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	25,200	$7.84	145,800
Equity compensation plans not approved by security holders	—	—	—

Total	25,200	$7.84	145,800

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

INTRODUCTION

Management’s Discussion and Analysis (the “MD&A”) is provided to assist readers in their analysis of the Company’s Consolidated Financial Statements and Supplementary Financial Data. The MD&A should be read conjunction with the Consolidated Financial Statements and the Notes, included in Item 7. See “Item 1 – Description of Business”, above, which section is incorporated herein by reference. Because the Company’s primary asset is the Bank, the discussion that follows focuses on the Bank’s business and operations.

EXECUTIVE OVERVIEW

Review of 2007

Earnings decreased by $859 thousand, or 48.1%, in 2007 from 2006, which was the result of a decrease in net interest income and an increase in noninterest expense, offset by lower provisions for loans losses. As of December 31, 2007, the ratio of the Bank’s rate sensitive assets to rate sensitive liabilities were 78.2% within one year, meaning the Bank was in a liability sensitive gap position. In a liability sensitive gap position, liabilities will reprice more quickly than assets which will decrease net interest income during a period of increasing rates. In response to remediation of certain loan quality issues discussed below, the Bank recorded a credit for loan losses of $299 thousand in 2007, compared to a credit of $49 thousand in 2006. Nonperforming assets increased $486 thousand or 34.8% as of December 31, 2007 compared to December 31, 2006.

As a result of joint FDIC/Commissioners examinations during 2005 and 2006, the Bank agreed to, among other things, improve loan asset quality; underwriting and credit administration; increase liquidity; review all overhead costs; continually to evaluate the allowance for loan losses due to increases in the level of classified loans; and more closely monitor capital ratios and requirements. Management subsequently reported progress to the FDIC and the Commissioner on a quarterly basis. A subsequent FDIC/Commissioner examination was conducted during the third quarter of 2007. As a result of this examination, submission of quarterly reports is no longer required.

The year 2007 represented a period of adjustment for the Bank, as management focused on re-positioning the Balance Sheet, by exiting high interest rate deposits , primarily Internet deposits. The Bank was able to do so because of significant loan repayments in the first quarter of 2007. Other key changes in the Bank’s Balance Sheet during 2007 include:

•	Reduced total deposits by approximately $51.8 million,

•	Net loans decreased by $14.8 million,

•	Cash and investment securities available for sale reduced by $28.9 million, and

•	Other borrowings decreased $3.8 million.

The following factors significantly affected 2007 earnings and financial position:

•	Net interest income decreased approximately $948 thousand,

•	The provision for loan losses decreased by $250 thousand from 2006 to 2007,

•	Total noninterest expense increased $471 thousand from 2006 to 2007.

Outlook for 2008

Commencing in 2006 and throughout 2007, real estate values have declined dramatically in a number of key markets in the United States, and there has been an increase in consumer mortgage default frequency and loss severity. As a result, there has been a major disruption in the residential mortgage markets as investors transfer funds from mortgage products not eligible for securitization into Government National Mortgage Association (the”GNMA”), Fannie Mae or Freddie Mac securities. This disruption in the credit markets has in turn fueled recessionary pressures. In response to the credit cycle and resulting recessionary pressure, the Federal Open Market Committee has recently reduced targeted short term rates. Due to continuing inflationary pressures, especially as it relates to energy costs, the reduction in short term rates has not been matched by similar reductions in long-term rates resulting in a “steepening” of the yield curve. As mentioned elsewhere, the Bank’s asset/liability repricing structure is “liability sensitive” so that the Bank’s net interest margin is favorably impacted by a decline in interest rates. Although there is no assurance that the current interest rate environment and trend will continue, the Bank could see an improvement in net interest margin as a result of the reduction

M&F BANCORP, INC. AND SUBSIDIARY

in short term interest rates. On the credit cycle side, the Bank’s market areas have not seen real estate value decreases in the magnitude that other metropolitan areas have witnessed. The Bank has seen a rise in delinquencies, but the level of non-performing assets, classified assets and chargeoffs have not been adversely impacted at this point. There is no assurance that the current credit cycle problems will not deepen, nor is there any assurance that the current credit cycle will not result in additional non-performing loans, classified assets or chargeoffs.

The Company intends to continue to enhance its information and ancillary systems, following its core system conversion in the second quarter of 2007, which management believes will allow the Bank to better serve existing customers, provide a basis for expanding the current suite of products and services as well as provide management with more accurate and timely information upon which to assess and make critical decisions. In addition, the Company looks forward to integrating existing relationships with the customer base in conjunction with the pending acquisition of MCSB which management believes will yield additional efficiencies. Over the longer term, the Company plans to continue to diversify and broaden its market, customer and economic base and leverage its relationships with existing and new customers when favorable conditions and resources allow, as it seeks to generate stable and sustainable earnings for its shareholders.

During the first quarter of 2008, the Bank hired a new Chief Lending Officer, who is responsible for driving loan growth and related business development efforts.

As management looks forward, there are several challenges as well as opportunities that the Company will face:

•	Integration of the acquisition of MCSB is expected to close on or about March 28, 2008,

•	Continue the alignment of its balance sheet,

•	Continue to improve asset quality,

•	Interest rate volatility and managing the associated risk through continual focus on effective asset liability management,

•	Continue to improve operating efficiency, building on its systems, policies and personnel both organically as well as from the integration of MCSB, and

•	Redefine the Bank’s branding, which will emphasize a focus on expanded levels of services, while maintaining the rich heritage as a community bank.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has established various accounting policies, and general practices within the banking industry, which govern the application of accounting principles generally accepted in the United States of America in preparation of its consolidated financial statements. The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Certain accounting policies require management to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and consider these critical accounting policies. The estimates and assumptions used are based on historical experience and other factors, which are believed to be appropriate and reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and results of operations for the reporting periods.

The following are believed to be critical accounting policies that require management’s judgment in making significant estimates and assumptions that are particularly susceptible to significant change.

Provisions and Allowances for Loan Losses – The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, are credited to the allowance.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

A reserve, recorded as a specific reserve in the allowance for loans losses, is established to record the difference between the stated loan amount and the present value or market value of the impaired loan. Impaired loans may be valued on a loan-by-loan basis (e.g., loans with risk characteristics unique to an individual borrower) or on an aggregate basis (e.g., loans with similar risk characteristics). The Bank’s policy for recognition of interest income on impaired loans is the same as its interest income recognition policy for non-impaired loans. The Bank discontinues the accrual of interest when the collectibility of such interest becomes doubtful. Recovery of the carrying value of loans is dependent to some extent on future economic, operating and other conditions that may be beyond the Bank’s control. For the homogeneous pools of loans that have not been specifically analyzed, estimates of losses are largely based on charge-off trends, expected default rates, general economic conditions and overall portfolio quality. This evaluation is inherently subjective, as it requires material estimates and unanticipated future adverse changes in such conditions could result in material adjustments to the allowance for loan losses that could adversely impact earnings in future periods.

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

Management is required to make a significant number of assumptions in order to estimate the liabilities and costs related to the Plan, SERP and Postretirement Plan benefit obligations to employees and former employees under these arrangements. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

In determining the discount rate assumption, management utilizes current market information and liability information provided by our external actuaries, including a discounted cash flows analysis of our pension and postretirement obligations.

M&F BANCORP, INC. AND SUBSIDIARY

SELECTED FINANCIAL DATA

The following table presents selected consolidated historical financial data of the Company for periods indicated. This financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto.

Financial Highlights

In thousands (except per share data)	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Interest income	$15,175	$15,460	$13,553	$12,636	$12,007
Interest expense	6,352	5,689	4,252	3,198	3,363
Net interest income	8,823	9,771	9,301	9,438	8,644
Provisions (credit) for loan losses	(299)	(49)	655	465	500
Net interest income after provisions (credit) for loan losses	9,122	9,820	8,646	8,973	8,144
Noninterest income	2,611	2,582	2,985	2,759	2,408
Noninterest expense	10,661	10,190	10,675	9,991	8,804
Income before income taxes	1,072	2,212	956	1,741	1,748
Income taxes	145	426	184	602	473
Net income	927	1,786	772	1,139	1,275
Per share
Net income:
Basic	0.55	1.06	0.46	0.68	0.76
Diluted	0.55	1.05	0.45	0.66	0.75
Cash dividends	0.20	0.20	0.20	0.20	0.18
Book value	13.14	12.91	12.06	12.07	11.52
Share price
High	10.75	13.00	19.50	12.50	9.95
Low	4.56	9.00	10.35	9.63	6.26
Close	4.61	9.90	11.50	12.50	9.88
Average shares outstanding
Basic	1,686	1,686	1,686	1,686	1,686
Diluted	1,687	1,696	1,726	1,718	1,692
Performance ratios
Return on average assets	0.38%	0.72%	0.33%	0.51%	0.63%
Return on average equity	4.22%	8.44%	3.87%	5.69%	7.16%
Average equity to average assets	9.22%	8.57%	8.42%	9.02%	8.78%
Dividend payout	36.36%	18.87%	43.65%	29.60%	23.80%
Efficiency ratio	93.24%	82.49%	86.88%	81.92%	79.65%
Balances at end of period
Assets	$222,218	$268,008	$245,815	$230,541	$220,210
Investment securities (includes other invested assets)	44,881	54,737	32,365	28,548	32,092
Loans (net)	144,183	159,013	165,228	166,163	147,969
Borrowed funds	24,004	17,816	17,614	16,802	11,829
Deposits	172,054	223,829	203,752	189,059	185,898
Shareholders’ equity	22,160	21,762	20,331	20,340	19,417

M&F BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

2007 COMPARED TO 2006

Interest and fees on loans decreased $1.2 million or 9.4% during 2007, which was primarily the result of a lower level of loans, and a slight decline in rates. Average loans decreased $14.1 million or 8.6% in 2007 from 2006. The yield on the loan portfolio was 7.48% for 2007 compared to 7.55% for 2006. Interest and dividends on investments increased $1.3 million, a 66.6% increase from 2006. The increase was primarily the result of higher average balances of $57.4 million in 2007 compared to $36.6 million in 2006. Interest on overnight deposits and federal funds sold decreased $333 thousand in 2007, which represents a 24.9% decrease from 2006 resulting from lower average balances outstanding which decreased $7.2 million.

The Bank’s overall interest rate spread decreased in 2007 to 3.41% from 3.78% in 2006 as a result of the Bank’s interest bearing liabilities repricing with a higher rate adjustment than interest earning assets.

During 2007, there was a change in terms of a classified loan from an interest only payment loan to a fully amortizing loan. The loan has an outstanding balance of $1.9 million as of December 31, 2007. The change in terms on this classified loan together with other factors considered resulted in a reduction in the Bank’s required loan loss reserves. As a result of this reduction in required reserves, the Bank recorded a credit provision for loan losses of $299 thousand compared to a credit provision in 2006 of $49 thousand. Factors considered in the evaluation of the adequacy of the required loan loss reserve include total loans outstanding, loan risk classifications, and local and national economic trends and conditions. Total loans outstanding decreased $15.7 million or 9.64% from December 31, 2006 to December 31, 2007. Certain factors affecting the adequacy of the reserve for loan losses have had positive trends from 2006 to 2007, supporting a reduction in the required loan loss reserve. Non specified loans supported by a general loan loss reserve have decreased $9.3 million from December 31, 2006 to December 31, 2007. “Classified” loans have decreased $1.2 million from December 31, 2006 to December 31, 2007. “Special mention” loans have decreased $5.2 million from December 31, 2006 to December 31, 2007. Management believes the Bank has not been adversely impacted by local and national trends resulting from additional risk related to “Sub-Prime” loans. The Bank has no “Sub-Prime” loans in its loan portfolio, has not eased credit standards, or originated loans with unreasonable rate adjustments.

Total noninterest income was virtually unchanged in 2007 compared to 2006.

Total noninterest expense for 2007 increased $527 thousand over 2006. This was primarily due to various costs associated with the conversion of the Bank’s core systems incurred in the first half of 2007, and the penalty associated with the prepayment of an FHLB borrowing.

Income tax expense during 2007 was $145 thousand, a decrease of $281 thousand from 2006 expense of $426 thousand. The effective income tax rates were 13.5% and 19.3% in 2007 and 2006, respectively. The effective tax rate for 2007 declined due to an increase in the ratio of tax exempt interest to total income. During 2006, the Company reversed an existing valuation reserve against recorded deferred tax assets in the amount of $134 thousand, of which a $10 thousand income tax benefit was recognized within Other Comprehensive Income and a $124 thousand income tax benefit was recognized within the results from operations. The Company continues to utilize its strategy to purchase and hold investment securities, which are tax-exempt, to manage its fully equivalent taxable yield and effective income tax rate.

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the daily average balances, interest income and expense and average rates earned and paid on interest-earning assets and interest-bearing liabilities of the Company for the last two years.

	AVERAGE BALANCES AND INTEREST INCOME ANALYSIS for the years ended December 31,
	2007			2006
	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense
dollars in thousands
Assets
Loans(1)	$149,542	7.48%	$11,183	$163,598	7.55%	$12,349
Taxable securities	41,488	5.59%	2,320	25,942	5.15%	1,335
Nontaxable securities(2)	15,882	6.33%	1,006	10,670	6.22%	664
Interest-bearing deposits	20,405	4.93%	1,005	27,654	4.84%	1,338

Total interest-earning assets	227,317	6.83%	15,514	227,864	6.88%	15,686
Cash and due from banks	2,778			4,078
All other assets	8,754			14,912

Total assets	$238,849			$246,854

Liabilities and Shareholders’ equity
NOW deposits	$21,880	1.46%	$320	$25,623	1.02%	$261
Savings deposits	55,171	1.98%	1,095	57,871	1.88%	1,089
Time deposits	90,723	4.55%	4,129	82,495	4.28%	3,534

Interest-bearing deposits	167,774	3.30%	5,544	165,989	2.94%	4,884
Borrowings	17,700	4.56%	808	17,599	4.57%	805

Total interest-bearing liabilities	185,474	3.42%	6,352	183,588	3.10%	5,689

Noninterest-bearing deposits	27,056			32,147
Other liabilities	4,306			9,952
Shareholders’ equity	22,013			21,167

Total liabilities and shareholders’ equity	$238,849			$246,854

Net interest income			$9,162			$9,997

Net yield on earning assets and net interest income(2)(3)		4.03%			4.39%
Interest rate spread(4)		3.41%			3.78%

1.	Non-accrual loans have been included.
2.	Yields on nontaxable securities have been adjusted to a tax equivalent basis using a federal rate of 34.00%. Taxable-equivalent adjustments of $344 thousand in 2007 and $226 thousand in 2006 are included in the calculation of nontaxable securities interest income.
3.	Net yield on earning assets is computed by dividing net interest earned by total average interest earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC. AND SUBSIDIARY

The following table analyzes the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities. The table distinguishes between variations due to changes in the volume of interest earning assets and interest bearing liabilities and from changes in yields and rates.

	INTEREST RATE AND VOLUME VARIANCE ANALYSIS for the years ended December 31, 2007 Compared to 2006
	Change Attributable to
dollars in thousands	Volume	Rate	Total
Loans	$(1,051)	$(115)	$(1,166)
Taxable securities	870	115	985
Nontaxable securities [1]	331	11	342
Interest bearing deposits	(357)	24	(333)

Total interest income	$(207)	$35	$(172)

NOW deposits	(55)	114	59
Savings deposits	(54)	60	6
Time deposits	374	221	595

Interest-bearing deposits	265	395	660
Borrowings	5	(2)	3

Total interest expense	$270	$393	$663

Net interest income (expense)	$(477)	$(358)	$(835)

[1]

Yields on nontaxable securities have been adjusted to a tax equivalent basis using a federal rate of 34.00%. Taxable-equivalent adjustments of $339 thousand in 2007 and $226 thousand in 2006 are included in the calculation of nontaxable securities interest income.

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

LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISKS

(INCLUDING QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS)

Liquidity reflects the Bank’s ability to meet its funding needs, which includes the extension of credit, the ability to meet deposit withdrawals, and generally to sustain operations. In addition to its level of liquid assets, many other factors affect a bank’s ability to meet liquidity needs, including access to additional funding sources, total capital position and general market conditions.

Because a large portion of bank deposits are payable upon demand, banks must protect themselves against liquidity risk through the maintenance of adequate funds which are liquid, or can readily be converted into liquid assets. The Bank provides for liquidity by three methods: core deposits, federal funds purchased and borrowings from the FHLB. Total deposits were approximately $172.1 million at December 31, 2007 compared to $223.8 million as of December 31, 2006. The Bank had advances outstanding of $13.8 million and $17.6 million at the FHLB as of December 31, 2007 and 2006. The Bank has the availability of an additional $12.9 million from the FHLB. As of December 31, 2007, the Bank had $3.0 million in assets pledged to the Federal Reserve for overnight borrowing availability. There were no assets pledged at December 31, 2006. In addition, at December 31, 2007, the Bank had $16.5 million in federal funds lines of credit with four commercial banks; $10.0 million of these lines were utilized at December 31, 2007. The average balance of the federal funds line in 2007 was $36 thousand. The average interest rate on the federal funds line in 2007 was 4.49%. There was one line of credit for $1.0 million available at December 31, 2006, which was unused as of that date.

M&F BANCORP, INC. AND SUBSIDIARY

On December 31, 2007, the Bank’s liquidity ratio was 14.97%, compared to 20.23% on December 31, 2006, which is within the Bank’s target of 10-16%. The liquidity ratio is defined as the sum of net cash, overnight funds, and marketable securities divided by the sum of net deposits and short-term borrowings. Management believes the core deposit activity and available borrowings will be adequate to meet the short-term and long-term liquidity needs of the Bank.

INTEREST RATE SENSITIVITY (GAP ANALYSIS)

As of December 31, 2007

	Interest Sensitive Within		Total Within 1 Year	Non-sensitive or Sensitive Beyond 1 Year	Total
dollars in thousands	1 to 90 days	91 to 365 days
Interest-earning Assets
Interest-bearing deposits including Federal Funds sold	$16,079	$—	$16,079	$—	$16,079
Investment securities (excluding equity securities)	1,795	2,440	4,235	39,377	43,612
Loans (gross)	43,271	23,419	66,690	79,390	146,080

Total interest-earning assets	$61,145	$25,859	$87,004	$118,767	$205,771

Interest-bearing Liabilities

Interest-bearing deposits:
Savings, NOW and MMA accounts	$22,558	$—	$22,558	$45,116	$67,674
Time deposits of $100,000 or more	37,878	11,739	49,617	1,459	51,076
Other time deposits	8,117	10,951	19,068	4,331	23,399
Other borrowings including Federal Funds purchased	15	20,043	20,058	3,946	24,004

Total interest-bearing liabilities	$68,568	$42,733	$111,301	$54,852	$166,153

Interest sensitivity gap	$(7,423)	$(16,874)	$(24,297)	$63,915	$39,618
Cumulative interest sensitivity gap	(7,423)	(24,297)	(24,297)	39,618	39,618
Interest earning-assets as a percentage of interest-bearing liabilities	89.17%	60.51%	78.17%	216.52%	123.84%

During periods of decreasing interest rates, the Bank’s rate sensitive liabilities are repriced more quickly than its rate sensitive assets. Thus, during such periods, the Bank’s net interest income will generally increase. In periods of increasing interest rates, the opposite effect would be expected to occur.

Total deposits, which include core deposits, were approximately $172.1 million at December 31, 2007 as compared to $223.8 million at the end of 2006, a decrease of $51.7 million or 23.1%. Core deposits totaled $80.0 million and $143.3 million at December 31, 2007 and 2006, respectively. The Bank considers savings accounts, demand deposits, and time deposits of less than $100,000 as core deposits. The Bank continued its marketing efforts to increase this stable source of funds. Approximately 64.2% of interest-bearing deposits can be repriced in one year or less. This maturity structure contributes to an increased interest rate risk for the Bank.

M&F BANCORP, INC. AND SUBSIDIARY

LOANS

Total loans outstanding as of December 31, 2007 were $146.3 million, a decrease of 9.7% from the $161.9 million as of December 31, 2006. Competition for loan originations remained strong in the Bank’s markets in 2007, with many institutions targeting the Bank’s traditional markets because of a desire to improve community reinvestment ratings.

The Bank maintains an adequately diversified mix of loans. As of December 31, 2007, approximately $135.0 million, or 92.3% of the total loan portfolio, was comprised of real estate loans. Real estate loans include mortgages for construction, land development, and permanent financing of nonfarm, nonresidential properties and permanent financing of residential properties.

The Bank makes real estate-secured mortgage loans to a variety of industries, with loans to churches accounting for approximately 53.1% of the commercial loan portfolio and no other particular industry group or related industries accounting for a significant portion of the commercial loan portfolio. Loans to churches made up 51.0% of the Bank’s total loans outstanding at December 31, 2007. Commercial loans and installment loans to individuals represented 3.8% and 3.0%, respectively, of the loan portfolio as of December 31, 2007. The Bank has no foreign loans.

Loans to the Company’s and the Bank’s directors, officers and other related parties totaled approximately $2.8 million as of December 31, 2007 compared to approximately $3.1 million as of December 31, 2006. Amounts available to borrow on existing lines of credit were $2.1 million as of December 31, 2007 and 2006. There was no increase in loans in 2007 to such parties, exclusive of advances on existing lines of credit, while payments totaled approximately $140 thousand during 2007, exclusive of payments on existing lines of credit.

As of December 31, 2007, the Bank had outstanding unfunded loan commitments of approximately $17.2 million, compared to $24.2 million at the end of 2006. This decrease in outstanding loan commitments coincides with the reduced loan activity on a year-to-year basis.

The following table details the Bank’s nonperforming loans and other nonperforming assets:

NONPERFORMING LOANS AND NONPERFORMING ASSETS

As of December 31,

dollars in thousands	2007	2006	2005	2004	2003
Nonperforming assets
Non-accrual loans	$1,543	$405	$4,678	$1,546	$1,009
Loans past due 90 days or more and still accruing interest	—	39	559	2,089	725
Foreclosed properties	338	951	544	509	214

Total	$1,881	$1,395	$5,781	$4,144	$1,948

Nonperforming assets to total loans	1.29%	0.86%	3.44%	2.46%	1.30%
Allowance for loan losses to nonperforming assets	100.85%	179.28%	50.53%	60.62%	116.84%

Nonperforming assets to total assets	0.85%	0.52%	2.35%	1.80%	0.88%

Restructured loans performing in accordance with modified terms are as follows:

	2007	2006	2005	2004	2003
Restructured loans	$—	$—	$—	$52	$500

M&F BANCORP, INC. AND SUBSIDIARY

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest income becomes doubtful. Interest on loans that are classified as non-accrual is recognized when received. Interest receivable that has been accrued and is subsequently determined to have doubtful collectibility is charged to the appropriate interest income account. In some cases, where borrowers are experiencing financial difficulties, loans may be restructured to provide terms significantly different from the original terms. As of December 31, 2007 and 2006, total non-accrual, past due, and foreclosed loans were approximately 1.29% and .86%, respectively, of the total loans outstanding on such dates. Total non-performing assets increased in 2007 to $1.9 million. As of December 31, 2007, the Bank had non-performing loans of $1.5 million. Interest earned but not recognized on these loans was $86 thousand.

Management continues to work towards reducing the level of delinquencies through enhanced collection efforts and adherence to sound loan-underwriting procedures. Management regularly reviews the loan portfolio, including these loans, for collectibility and, as explained below, provides an allowance for loan losses. However, due to the uncertainties regarding trends in consumer credit and credit worthiness, it is possible that the future impact of charge-offs in any of the loan categories may exceed such allowance.

Charge-offs totaled $390 thousand in 2007, or $305 thousand net of recoveries, and $458 thousand or $371 thousand net of recoveries in 2006.

The Bank’s investment in impaired loans for the past five years ended December 31 is as follows:

IMPAIRED LOANS

As of December 31,

dollars in thousands	2007	2006	2005	2004	2003
Investment in impaired loans:
Impaired loans still accruing interest	$2,927	$3,699	$—	$1,665	$325
Accrued interest on accruing impaired loans	111	16	—	43	7
Impaired loans not accruing interest	1,543	282	3,536	476	269

Total investment in impaired loans	$4,581	$3,997	$3,536	$2,184	$601

Loan loss allowances related to impaired loans	$123	$1,260	$530	$341	$237

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

M&F BANCORP, INC. AND SUBSIDIARY

LOAN PORTFOLIO COMPOSITION

As of December 31,

	2007		2006		2005		2004		2003
dollars in thousands	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Real estate-Construction	$9,170	6.27%	$12,411	7.67%	$21,109	12.52%	$14,937	8.82%	$7,429	4.92%
Real estate-mortgage	125,864	86.05%	140,184	86.59%	138,207	81.95%	141,091	83.34%	131,681	87.28%
Commercial, financial and agricultural	5,595	3.82%	4,142	2.56%	4,060	2.41%	7,241	4.28%	6,180	4.10%
Consumer	4,367	2.99%	4,013	2.48%	5,125	3.04%	6,017	3.55%	5,567	3.69%
All other	1,279	0.87%	1,137	0.70%	147	0.08%	7	0.01%	8	0.01%

Total loans	146,275	100.00%	161,887	100.00%	168,648	100.00%	169,293	100.00%	150,865	100.00%

Deferred origination fees, net	195		373		499		618		620

Total loans, net of deferred fees	$146,080		$161,514		$168,149		$168,675		$150,245

As of December 31, 2007, the real estate loan portfolio (i.e., construction and mortgage) constituted 92.3% of the total loan portfolio. Included within the various categories of the real estate loan portfolio are church loans in aggregate of $74.5 million as of December 31, 2007, representing 51.0% of total loans outstanding. While this exceeds the 10% threshold for determining a concentration of credit risk within an industry, we do not consider this to be a concentration with adverse risk characteristics given the diversity of borrowers within the church loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Additionally, the loan portfolio does not include concentrations of credit risk in loan products that permit the deferral of principal payments or payments that are smaller than normal interest accruals (negative amortization); loans with high loan-to-values ratios; and loans, such as option adjustable-rate mortgages, that may expose the borrower to future increases in repayments that are in excess of increases that would result solely from increases in market interest rates. The Bank had no interest-only home equity lines of credit as of either December 31, 2007 or 2006.

PROVISIONS AND ALLOWANCES FOR LOAN LOSSES

Management considers the allowance for probable loan losses adequate to cover loan losses on the loans outstanding as of each reporting period. It must be emphasized, however, that the determination of the allowance using the Bank’s procedures and methods rests upon various assumptions such as delinquency ratios, adversely classified loans, five year average charge-off history, loan growth, the current ratio of outstanding loans to the allowance for loan losses, national and local economic conditions and future factors affecting loans. No assurance can be given that the Bank will not, in any particular period, sustain loan losses that are sizable in relation to the amount reserved or that subsequent evaluations of the loan portfolio, in light of conditions and factors then prevailing, will not require significant changes in the allowance for possible loan losses or future charges to earnings.

The allowance for loan losses is created by direct charges and credits to operations. Losses on loans are charged against the allowance for loan losses in the accounting period in which they are determined by management to be uncollectible. Recoveries during the period are credited to the allowance for loan losses.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical matter, at the loan’s observable market value or fair value of the collateral if the loan is collateral dependent. Loans measured by fair value of the underlying collateral are commercial loans; others consist of homogenous small balance loans and are measured collectively. The Bank classifies a loan as impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the respective loan agreement. As of December 31, 2007 and 2006, the recorded investment in loans that are considered impaired, totaled approximately $4.6 million and $4.0 million, respectively. The related allowance for loan losses for these loans was $123 thousand and $1.3 million as of December 31, 2007 and 2006, respectively. Impaired loans of $4.5 million and $3.7 million for 2007 and 2006 were collateralized with real estate.

M&F BANCORP, INC. AND SUBSIDIARY

Management realizes that general economic trends greatly affect loan losses, and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The allowance for loan losses was 1.32%, and 1.57% of net loans outstanding as of December 31, 2007 and 2006, respectively, which was consistent with both management’s desire for strong reserves and the credit quality ratings of the loan portfolio. The ratio of net charge-offs during the year to average loans outstanding during the period was 0.20% and 0.23% as of December 31, 2007 and 2006, respectively. These ratios reflect management’s conservative lending and effective efforts to recover credit losses.

During 2007, there was a change in terms of a classified loan from an interest only payment loan to a fully amortizing loan. The loan has an outstanding balance of $1.9 million as of December 31, 2007. The change in terms on this classified loan together with other factors considered resulted in a reduction in the Bank’s required loan loss reserves. As a result of this reduction in required reserves, the Bank recorded a credit provision for loan losses of $299 thousand compared to a credit provision in 2006 of $49 thousand. Factors considered in the evaluation of the adequacy of the required loan loss reserve include total loans outstanding, loan risk classifications, and local and national economic trends and conditions. Total loans outstanding decreased $15.7 million or 9.64% from December 31, 2006 to December 31, 2007. Certain factors affecting the adequacy of the reserve for loan losses have had positive trends from 2006 to 2007, supporting a reduction in the required loan loss reserve. Non specified loans supported by a general loan loss reserve have decreased $9.3 million from December 31, 2006 to December 31, 2007. “Classified” loans have decreased $1.2 million from December 31, 2006 to December 31, 2007. “Special mention” loans have decreased $5.2 million from December 31, 2006 to December 31, 2007. Management believes the Bank has not been adversely impacted by local and national trends resulting from additional risk related to “Sub-Prime” loans. The Bank has no “Sub-Prime” loans in its loan portfolio, has not eased credit standards, or originated loans with unreasonable rate adjustments.

M&F BANCORP, INC. AND SUBSIDIARY

The following table summarizes the Bank’s balances of loans outstanding, changes in the allowance arising from charge-offs and recoveries by category, and reductions or additions to the allowance that have been credited or charged to operations for years 2003 through 2007.

ALLOWANCES FOR LOAN LOSSES

For the years ended December 31,

dollars in thousands	2007	2006	2005	2004	2003
Balance at beginning of year	$2,501	$2,921	$2,512	$2,276	$2,022

Loans charged off:
Real estate	284	272	190	174	16
Commercial, financial and agricultural	6	57	13	67	87
Credit cards and related plans	—	—	17	30	47
Installment loans to individuals	26	49	22	76	129
Demand deposit overdraft program	74	80	78	—	—

Total charge-offs	390	458	320	347	279

Recoveries of loans previously charged off:
Real estate	69	31	5	88	—
Commercial, financial and agricultural	1	13	—	4	15
Credit cards and related plans	—	—	7	8	4
Installment loans to individuals	1	16	49	18	14
Demand deposit overdraft program	14	27	13	—	—

Total recoveries	85	87	74	118	33

Net charge-offs	305	371	246	229	246

Provisions (credited) charged to operations	(299)	(49)	655	465	500

Balance at end of year	$1,897	$2,501	$2,921	$2,512	$2,276

Allowance as a percentage of gross loans	1.30%	1.54%	1.73%	1.48%	1.51%
Allowance as a percentage of net loans	1.32%	1.57%	1.77%	1.51%	1.54%

Gross loans	$146,275	$161,887	$168,648	$169,294	$150,865
Net loans	$144,183	$159,013	$165,228	$166,163	$147,969

M&F BANCORP, INC. AND SUBSIDIARY

The following table sets forth the composition of the allowances for loan losses by type of loan as of December 31 of the years indicated.

The allowance is allocated to specific categories of loans for statistical purposes only, and may be applied to loan losses incurred in any loan category.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

As of December 31,

	2007		2006		2005		2004		2003
dollars in thousands	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Loans
Real estate-construction	$117	6.27%	$188	7.67%	$353	12.52%	$216	8.82%	$104	4.92%
Real estate-mortgage	1,598	86.05%	2,122	86.59%	2,310	81.95%	2,037	83.34%	1,842	87.28%
Commercial, financial and agricultural	71	3.82%	131	2.56%	121	2.41%	92	4.28%	63	4.10%
Consumer	95	2.99%	52	2.48%	127	3.04%	167	3.55%	267	3.69%
All other	16	0.87%	8	0.70%	10	0.08%	—	0.01%	—	0.01%

Total allowance	$1,897	100.00%	$2,501	100.00%	$2,921	100.00%	$2,512	100.00%	$2,276	100.00%

INVESTMENT SECURITIES

The investment portfolio is managed to provide a balance between liquidity and attractive yields. An increasing amount of emphasis is being placed on managing the interest rate risk of the Bank. Therefore, future investment activity will be influenced by the asset liability mix and maturity requirements of the Bank. In addition, the Bank strategically utilizes tax-exempt investment securities to merge to a targeted annual effective rate. All of the investment portfolio is in the “available for sale” category of the portfolio and can be used to meet the liquidity needs of the Bank.

The following table provides information regarding the composition of the Bank’s investment securities portfolio at the end of each of the past two years.

COMPOSITION OF INVESTMENT SECURITIES PORTFOLIO

As of December 31,

dollars in thousands	2007		2006
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
Available for sale:
U.S. government agency	$17,749	5.719%	$31,979	5.165%
State and political subdivisions	15,778	4.134%	14,938	4.159%
Other	9,833	5.970%	6,017	4.880%

Total	$43,360	5.198%	$52,934	4.849%

M&F BANCORP, INC. AND SUBSIDIARY

CONTRACTUAL OBLIGATIONS

The Bank’s contractual obligations and other commitments are summarized in the table below. Other commitments include commitments to extend credit. Because not all of these commitments to extend credit will be drawn upon, the actual cash requirements are likely to be significantly less than the amounts reported for other commitments below.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

As of December 31, 2007

dollars in thousands	Within One Year	Over One Year Through Three Years	Over Three Years Through Five Years	Over Five Years	Total
Contractual Cash Obligations
Federal funds purchased	$10,000	$—	$—	$—	$10,000
Long-term borrowings[1]	10,019	3,040	43	702	13,804
Lease obligations:
Capital lease obligation[2]	55	119	26	—	200
Operating lease obligations[2]	35	72	38	215	360
Deferred Compensation Plan[3]	84	168	39	—	291
Supplemental Executive Retirement Plan[4]	$154	$305	$300	$722	1,481
Purchase commitments (noncancelable)[5]	362	724	482	—	1,568

Total	$20,709	$4,428	$928	$1,639	$27,704

Other Commitments
Commitments to extend credit	$11,675	$1,456	$916	$3,132	$17,179
Standby letters of credit	3,319	—	—	—	3,319

Total	$14,994	$1,456	$916	$3,132	$20,498

1.	See Note 11 to the accompanying Consolidated Financial Statements.
2.	See Note 10 to the accompanying Consolidated Financial Statements.
3.	Represents remaining payments to two participants for which payments are due pursuant to executed benefits payment options, activated upon separation from service.
4.	See Note 9 to the accompanying Consolidated Financial Statements.
5.	See Note 16 to the accompanying Consolidated Financial Statements.

M&F BANCORP, INC. AND SUBSIDIARY

OFF-BALANCE SHEET ARRANGEMENTS

The Bank has certain off-balance sheet arrangements and selected categories, including unfunded loan commitments as outlined in the table below.

dollars in thousands	2007	2006
Unfunded Loan Commitments	$17,179	$24,186
Letters of Credit	$3,319	$3,319

Selected Categories Included in Unfunded Loan Commitments:
Minority Bank Loan Program	$7,500	$9,000
Home Equity Lines	$751	$922
Consumer Overdraft Protection Lines	$707	$879

RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-KSB. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This Annual Report on Form 10-KSB is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

Interest Rate Risk. The income of the Bank is highly dependent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). These rates are highly sensitive to many factors, which are beyond the Bank’s control, including general economic conditions, inflation, recession and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Generally, the Bank is adversely affected by rising interest rates. In addition, changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and securities and paid on deposits, which could have a materially adverse effect on the Bank’s business, financial condition and results of operations.

Technological Advances Impact Bank’s Business. The banking industry is undergoing technological changes and frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce cost. The Bank’s future success will depend, in part, on the Bank’s ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations. Many competitors have substantially greater resources to invest in technological improvements, creating a challenge for the Bank.

The Bank Competes with Much Larger Banks for Some of the Same Business. The banking and financial services business in the Bank’s market area continues to be competitive and becomes more competitive as additional branches are constructed. The Bank competes for loans, deposits and customers with various bank and non-bank financial services providers, some of which are much larger in terms of their total assets and capitalization, have greater access to capital markets and offer a broader range of financial services.

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

M&F BANCORP, INC. AND SUBSIDIARY

Allowance for Loan Losses not Sufficient to Absorb Actual Loan Losses. If the allowance for loan losses is not sufficient to cover actual loan losses, the earnings could decrease. The Bank frequently evaluates the adequacy of the allowance of loan losses to cover loan losses by reviewing the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, value of any underlying collateral, and prevailing economic conditions. In addition, bank regulatory agencies periodically review the Bank’s allowance for loan losses and based on its judgments may require that additions be made to the allowance for loan losses. These evaluations may result in significant additions to the allowance for loan losses, which could impact net earnings.

Effect of the Pending Acquisition. As described in Footnote 17 of the Consolidated Financial Statements, the Company, the Bank and MCSB entered into the Merger Agreement in August, 2007. The Merger of MCSB into the Bank is expected to close on or around March 28, 2008. The success of the Merger will depend, in part, on the Bank’s ability to realize the anticipated cost and revenue synergies and other benefits from combining the businesses of the Bank and MCSB. However, to realize these anticipated benefits, the Bank must successfully combine the businesses of the Bank and MCSB. If the Bank is not able to achieve these objectives, the anticipated cost and revenue synergies and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. The Bank may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to MCSB’s or the Bank’s existing businesses or customer base. Any such failure could have a materially adverse effect on the value of the Company’s common stock.

* * * * * * *

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 7.	FINANCIAL STATEMENTS

M&F BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Frederick, Maryland
March 28, 2008

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

dollars in thousands	2007	2006
ASSETS
Cash and cash equivalents	$18,172	$37,460
Investment securities available for sale, at fair value	43,612	53,229
Other invested assets	1,269	1,508
Loans	146,080	161,514
Less allowances for loan losses	(1,897)	(2,501)

Loans, net	144,183	159,013

Interest receivable	1,235	1,575
Cash surrender value of bank-owned life insurance	4,951	4,760
Bank premises and equipment, net	5,636	5,880
Other assets	3,160	4,583

TOTAL ASSETS	$222,218	$268,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Interest-bearing deposits	$142,150	$193,217
Noninterest-bearing deposits	29,904	30,612

Total deposits	172,054	223,829
Federal funds purchased	10,000	—
Other borrowings	14,004	17,816
Other liabilities	4,000	4,601

Total liabilities	200,058	246,246

COMMITMENTS AND CONTINGENCIES (Notes 10, 16 & 17)
Shareholders’ equity:
Common stock, no par value, each as of December 31, 2007 and December 31, 2006, authorized 5,000,000 shares; issued and outstanding 1,685,646 shares	5,901	5,901
Retained earnings	16,617	16,027
Accumulated other comprehensive loss, net of deferred income tax benefits of ($225) and ($103) as of December 31, 2007 and December 31, 2006, respectively	(358)	(166)

Total shareholders’ equity	22,160	21,762

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,218	$268,008

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

dollars in thousand, except per share data	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$11,183	$12,349
Interest and dividends on investment securities:
Taxable	2,320	1,335
Tax-exempt	667	438
Interest on cash and cash equivalents	1,005	1,338

Total interest income	15,175	15,460

INTEREST EXPENSE:
Deposits	5,544	4,884
Borrowed funds	808	805

Total interest expense	6,352	5,689

NET INTEREST INCOME	8,823	9,771
PROVISIONS (CREDIT) FOR LOAN LOSSES	(299)	(49)

NET INTEREST INCOME AFTER PROVISIONS (CREDIT) FOR LOAN LOSSES	9,122	9,820

NONINTEREST INCOME:
Service charges on deposit accounts	1,313	1,465
Other service charges, fees and commissions	151	146
Rental income	307	488
Gains (losses) on sales of available-for-sale securities	259	(31)
Other	581	514

Total noninterest income	2,611	2,582

NONINTEREST EXPENSE:
Salaries and employee benefits	4,851	4,878
Occupancy expense, net	1,083	1,145
Equipment rentals, depreciation and maintenance	676	681
Other	4,051	3,486

Total noninterest expense	10,661	10,190

INCOME BEFORE INCOME TAX EXPENSE	1,072	2,212
INCOME TAX EXPENSE	145	426

NET INCOME	$927	$1,786

PER SHARE AMOUNTS:
Net income—basic	$0.55	$1.06
Net income—diluted	$0.55	$1.05
Cash dividends	$0.20	$0.20
Book value	$13.14	$12.91

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007 AND 2006

dollars in thousands	2007	2006
NET INCOME	$927	$1,786

ITEMS OF OTHER COMPREHENSIVE INCOME (LOSS):
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale, net	160	(24)
Reclassification adjustments for losses (gains) included in income before income tax expense	(203)	31
Adjustments relating to defined benefit plans	(271)	422

Other comprehensive (loss) income, before tax	(314)	429

Less: Reversal of valuation allowance—deferred income taxes	—	(10)

Less: Changes in deferred income taxes related to change in unrealized gain or losses on securities available for sale	(17)	3
Less: Changes in deferred income taxes related to change in adjustments relating to deferred benefit plans	(105)	162

Other comprehensive (loss) income, net of tax	(192)	274

COMPREHENSIVE INCOME	$735	$2,060

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007 AND 2006

dollars in thousands	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2005	$5,901	$14,578	$(148)	$20,331
Comprehensive income:
Net income	—	1,786	—	1,786
Other comprehensive income	—	—	274	274
Adjustment to initially apply SFAS 158, net of tax of $183			(292)	(292)
Dividends declared ($0.20 per share)	—	(337)	—	(337)

Balances at December 31, 2006	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income	—	927	—	927
Other comprehensive loss	—	—	(192)	(192)
Dividends declared ($.20 per share)	—	(337)	—	(337)

Balances at December 31, 2007	$5,901	$16,617	$(358)	$22,160

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007 AND 2006

dollars in thousands	2007	2006
Cash flows from operating activities:
Net income	$927	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(299)	(49)
Depreciation and amortization	535	515
Investment securities (discount) premium (accretion) amortization	(103)	20
Deferred income tax provision (benefit)	91	(111)
Deferred loan origination fees, net	(178)	(126)
(Gains) losses on sale of available for sale securities	(259)	31
Gain on sale of land available for sale	—	(18)
Gain on sale of loan	(97)	—
(Gain) loss on sale of other real estate owned, net	(267)	8
Increase in cash surrender value of life insurance	(191)	(187)
Excess of death benefit over cash surrender value of bank owned life insurance	—	(202)
Other than temporary decline in value-other asset	56	55
Impairment of other real estate owned	11	55
Changes in:
Accrued interest receivable and other assets	487	(701)
Other liabilities	(337)	503

Net cash provided by operating activities	376	1,579

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	2,746	5,750
Maturities, prepayments and calls	31,719	9,862
Principal collections	1,511	1,703
Purchases	(26,148)	(39,995)
Proceeds from maturities of securities held to maturity	—	190
Proceeds from sale of assets held for sale	—	608
Proceeds from surrender of key person life insurance	473	262
Net decrease in loans	13,556	5,323
Purchases of bank premises and equipment	(291)	(81)
Proceeds from sale of loan	1,835	—
Proceeds from sale of other real estate owned	859	—

Net cash provided by (used in) investing activities	26,260	(16,378)

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

dollars in thousands	2007	2006
Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW and savings deposits	$(28,992)	$4,800
Net (decrease) increase in certificates of deposit	(22,783)	15,277
Net change in federal funds purchased	10,000	—
Proceeds from other borrowings	5,000	—
Repayments of other borrowings	(8,812)	(78)
Cash dividends	(337)	(337)

Net cash (used in) provided by financing activities	(45,924)	19,662

Net (decrease) increase in cash and cash equivalents	(19,288)	4,863
Cash and cash equivalents as of the beginning of the period	37,460	32,597

Cash and cash equivalents as of the end of the period	$18,172	$37,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest paid	$6,720	$5,473
Income taxes paid, net of refunds	$312	$607
Noncash investing and financing activities
Transfer from loans to other real estate owned	$13	$1,067
Rights under capital lease	$—	$280

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—M&F Bancorp, Inc. (the “Company”) is the bank holding company for Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank incorporated in North Carolina (“NC”) in 1907, which began operations in 1908. The Bank has nine offices in NC: three in Durham, two in Raleigh, three in Charlotte and one in Winston-Salem. The Company, headquartered in Durham, operates in a single business segment and offers a wide variety of consumer and commercial banking services and products almost exclusively in NC.

Basis of Presentation—The Consolidated Financial Statements include the accounts and transactions of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification – Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.

Segment Reporting—Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report selected information about operating segments in its financial reports issued to its shareholders. Based on an analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-maker uses consolidated results to make operating and strategic decisions, and therefore, are not required to disclose any additional segment information.

Cash and Cash Equivalents—Substantially all of the cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value. Cash equivalents include 1) demand and time deposits (with original maturities of 90 days or less) at other financial institutions totaling $4.3 million and $34.9 million and 2) federal funds sold totaling $12.0 million and $0, at December 31, 2007 and 2006, respectively.

The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers’ deposits as a reserve. As of December 31, 2007 and 2006, average required balances for the Bank were $1.6 million and $1.9 million, respectively.

Investment Securities—Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from consolidated earnings and reported as a separate component of consolidated shareholders’ equity and as an item of other comprehensive income. Gains and losses on investment securities are recognized at the time of sale based upon the specific identification method. Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. The related write-downs are included in consolidated earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Transfers of securities between classifications, of which there were none in 2007 or 2006, are accounted for at fair value. No securities have been classified as trading or held to maturity as of December 31, 2007 and 2006.

Other Invested Assets—Other invested assets include investments in Federal Home Loan Bank (the“FHLB”) of Atlanta stock and non-marketable equity securities, which are carried at historical cost, as adjusted for any other than temporary impairment loss.

Loans—Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated loans. Loan origination and underwriting fees are recorded as a reduction of direct costs associated with loan processing, including salaries, review of legal documents, obtainment of appraisals, and other direct costs. Loan commitment fees are deferred and amortized over the related commitment period. Net loan origination fees/costs are accreted/amortized into interest income using an approximate interest method.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Accrual of interest on loans is generally based on the daily amount of principal outstanding. Loans are considered past due when either principal or interest payments are delinquent by 30 or more days. It is the Bank’s policy to discontinue the accrual of interest on loans based on the payment status and evaluation of the related collateral and the financial strength of the borrower. The accrual of interest income is normally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed and interest accrued and not collected from prior years is charged to the appropriate interest income account. Interest income is recognized on impaired loans upon receipt if the impaired loan is on a non-accrual basis. Accrual of interest on non-accrual loans may be resumed if the loan is brought current and following a period of substantial performance, including four months of regular principal and interest payments. Accrual of interest on impaired loans is generally continued unless the loan becomes delinquent 90 days or more. Cash receipts are credited first to interest unless the loan has been converted to non-accrual, in which case, the receipts are applied to principal.

Allowances for Loan Losses—Allowances for loan losses are established as losses are estimated to have occurred through a provision for loan losses charged to the results of operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Large groups of smaller homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately evaluate individual consumer and residential loans for impairment, unless such loans are the subject of a restructuring agreement.

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

Cash Surrender Value of Life Insurance—The Company and the Bank maintain life insurance on certain officers and directors with the Company and the Bank as owner and beneficiary. The related cash surrender value of the policies at December 31, 2007 and 2006 was $5.0 million and $4.8 million, respectively. During 2007 and 2006, the cash surrender value of these policies, as reflected in Other Noninterest Income within the Consolidated Statements of Income, increased by $212 thousand and $180 thousand, respectively. During 2006, two of the bank owned life insurance policies matured, resulting in a gain of $202 thousand. Proceeds of $473 thousand on the policies were received in 2007.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Other Real Estate Owned—Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell.

Other real estate owned and acquired through foreclosure totaling $338 thousand and $951 thousand as of December 31, 2007 and 2006, respectively, is stated at the lower of cost or fair value less estimated costs to sell and is recorded in Other Assets within the Consolidated Balance Sheets. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. There is no allowance for loss on foreclosed real estate as of December 31, 2007 and 2006. Revenue and expenses incurred in connection with operating the properties, subsequent write-downs and gains or losses upon sale are included in other non-interest income and expense.

Accounting for Guarantees—In the ordinary course of business, the Bank has written certain irrevocable stand-by letters of credit, which guarantee payment to a named beneficiary of a specified financial obligation (the “Guarantees”). The Bank accounts for these Guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Company believes that the fair value of these guarantees as of December 31, 2007 and 2006 is de minimus based on cash collateral, the right of offset with existing cash deposits and/or the probability of a triggering event requiring payment by the Bank.

Earnings Per Share—Earnings per share are calculated on the basis of the weighted-average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share.

Advertising Costs—Adverting costs are expensed as incurred.

Operating Leases—Income and expense associated with operating leases is recognized on a straight-line basis over the minimum term of each respective lease (see Note 10).

Stock-Based Compensation— The Company accounts for its stock based compensation plan under the provisions of SFAS No. 123(R) Share-based Payment, which requires recognizing expense for options granted equal to the grant-date fair value of the unvested amounts over their remaining vesting period. SFAS No. 123(R) also amends SFAS No. 95 Statement of Cash Flows, and requires excess tax benefits arising from increases in the value of equity instruments issued under stock-based payment arrangements to be treated as cash inflows from financing activities.

Income Taxes—Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred taxes are computed using the asset and liability approach. The tax effects of differences between the tax and financial accounting basis of assets and liabilities are reflected in the balance sheet at the tax rates expected to be in effect when the differences reverse. It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income.

The Company makes judgments regarding the realizability of its deferred tax assets. In accordance with SFAS No. 109, Accounting for Income Taxes, the carrying value of the net deferred tax assets is based on the belief that it is more likely than not that the Company will generate sufficient future taxable income to realize these deferred tax assets after consideration of all available evidence. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

Valuation allowances have been established for deferred tax assets, which the Company believes do not meet the “more likely than not” criteria established by SFAS No. 109. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, as was the case in 2006, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a material benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, were created as a result of share-based payments, or are associated with components of Other Comprehensive Income (“OCI”). The recognition of the portion of the valuation allowance related to net deferred tax assets associated with components of other comprehensive income is recognized within OCI.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

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

During 2006, the Company did have two significant changes in estimate. First, in connection with the information system conversion that took place in 2007, the Bank accelerated the amortization of certain prepaid expenses and depreciation of certain equipment to coincide with the scheduled conversion date, resulting in additional expenses recognized during 2006 of $94 thousand.

Also during 2006, the Company determined that a portion of the existing valuation allowance associated with its deferred tax assets was no longer necessary based on the "more likely than not" threshold. Accordingly, $134 thousand of the valuation allowance was reversed, of which $123 thousand has been included within the provision for income taxes (see Note 7).

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

New Accounting Pronouncements—

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) conclusion under EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee. Under the provisions of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods. The Company will adopt EITF 06-4 as of January 1, 2008, and anticipates that the adoption of these provisions will result in an increase in other liabilities of approximately $157 thousand with the offset reflected as a cumulative-effect adjustment to retained earnings.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 was effective for the Company in the first quarter of fiscal year 2007. The Company had identified two tax positions, with an aggregate tax-effected value of $270 thousand, taken within its 2004 and 2005 returns for which it filed a change in method election with the Internal Revenue Service, (the “Election”). The Election was approved during and became effective in 2007. As more fully described in Note 7, adoption of FIN 48 did not have a material impact on the consolidated financial position or consolidated results of operations of the Company.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2) that delays, by one year, the effective date of SFAS No. 157 for the majority of non-financial assets and non-financial liabilities. The Company is still required to adopt SFAS No. 157 as of January 1, 2008 for certain assets and liabilities not within the scope of FSP FAS 157-2. The Company is evaluating the impact of SFAS No. 157 and FSP FAS No. 157-2, but currently believes that adoption will not have a material impact on its financial position or consolidated results of operations.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS No.158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income and as a separate component of shareholders’ equity. The Company sponsors two defined benefit plans, each of which was impacted by the adoption of SFAS No. 158 as more fully described in Note 9. SFAS No. 158 was effective for the Company in the fourth quarter of fiscal year 2006.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159, if any, on our financial position, results of operations and cash flows. SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the requirements of SFAS No. 160 but does not expect adoption to have any impact on its financial position, results of operation or cash flows.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2007 and 2006 are as follows:

	Amortized Cost	Gross Unrealized		Fair Value
dollars in thousands		Gains	Losses
Type and Contractual Maturity
AVAILABLE FOR SALE
At December 31, 2007:

U.S. Government agencies due:
One year or less	$3,485	$9	$—	$3,494
After 1 year but within 5 years	11,259	95	(2)	11,352
After 5 years but within 10 years	1,000	25	—	1,025
After 10 years	2,005	46	—	2,051

Total U.S. Government agencies	17,749	175	(2)	17,922

State and County Municipals due:
One year or less	225	—	—	225
After 1 year but within 5 years	2,083	17	(3)	2,097
After 5 years but within 10 years	6,132	123	(1)	6,254
After 10 years	7,338	51	(140)	7,249

Total State and County Municipals	15,778	191	(144)	15,825

Mortgage-backed Securities due:
After 10 years	9,833	41	(9)	9,865

Total Available for Sale	$43,360	$407	$(155)	$43,612

Sales and calls of securities available for sale for the year ended December 31, 2007 resulted in aggregate gross realized gains of $302 thousand and aggregate gross realized losses of $43 thousand.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

dollars in thousands	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
Type and Contractual Maturity
AVAILABLE FOR SALE
At December 31, 2006:

U.S. Government agencies due:
One year or less	$5,497	$1	$(10)	$5,488
After 1 year but within 5 years	24,482	39	(42)	24,479
After 5 years but within 10 years	1,000	—	(3)	997
After 10 years	1,000	—	(2)	998

Total U.S. Government agencies	31,979	40	(57)	31,962

State and County Municipals due:
One year or less	976	2		978
After 1 year but within 5 years	2,152	13	(1)	2,164
After 5 years but within 10 years	4,094	77	(2)	4,169
After 10 years	7,716	96	(113)	7,699

Total State and County Municipals	14,938	188	(116)	15,010

Mortgage-backed Securities due:
After 5 years but within 10 years	1,083	—	(32)	1,051
After 10 years	4,931	5	(34)	4,902

Total Mortgage-backed Securities	6,014	5	(66)	5,953

Equity Security	3	301	—	304

Total Available for Sale	$52,934	$534	$(239)	$53,229

Sales and calls of securities available for sale for the year ended December 31, 2006 resulted in aggregate gross realized gains of $160 thousand and gross realized losses of $191 thousand.

For purposes of the preceding maturity tables, mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. The mortgage-backed securities may mature earlier because of principal prepayments.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

As of December 31, 2007 and December 31, 2006, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Continuous unrealized losses existing for less than 12 months		Continuous unrealized losses existing 12 months or more		Total
dollars in thousands	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007:
U.S. government agencies	$1,500	$2	$—	$—	$1,500	$2
State and County Municipals	2,730	37	2,570	107	5,300	144
Mortgage – backed securities	1,126	1	972	8	2,098	9

Total	$5,356	$40	$3,542	$115	$8,898	$155

December 31, 2006:
U.S. government agencies	$11,978	$24	$6,713	$33	$18,691	$57
State and County Municipals	4,413	116	—	—	4,413	116
Mortgage – backed securities	3,057	14	2,473	52	5,530	66

Total	$19,448	$154	$9,186	$85	$28,634	$239

All securities owned as of December 31, 2007 are investment grade. The unrealized losses are attributable to changes in market interest rates. The Bank believes that all of the unrealized losses are temporary in nature. As of December 31, 2007, the Bank held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position. These investments were in U.S. government sponsored agencies, state and county municipals and mortgage-backed securities. The cash flows are guaranteed by the issuing agency and/or third-party insurers and, therefore, it is expected that the securities would not be settled at a price less than principal balance at maturity. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

In connection with certain borrowing activities and deposit relationships with local governments, as of December 31, 2007 and December 31, 2006, the Company has pledged cash and cash equivalents and certain investment securities as collateral as required by law, as follows:

dollars in thousands	December 31, 2007	December 31, 2006
Cash and cash equivalents	$—	$490
Investment securities, at fair value	26,906	23,079

Total	$26,906	$23,569

As of December 31, 2007, the Bank had no commitments to purchase “when issued” securities. As of December 31, 2006, the Bank had commitments outstanding to purchase $1.5 million in “when issued” securities. These securities are not recorded in the balance sheet until the settlement dates.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

3. LOANS

Loans are made primarily to customers in the Bank’s market areas within NC. Loans as of December 31, 2007 and 2006, classified by type, are as follows:

dollars in thousands	2007	2006
Real estate-construction	$9,170	$12,411
Real estate-mortgage	125,864	140,184
Commercial, financial and agricultural	5,595	4,142
Consumer	4,367	4,013
All other loans	1,279	1,137
Less: Deferred origination fees, net	195	373

Total loans, net of deferred fees	$146,080	$161,514

Nonperforming assets as of December 31, 2007 and 2006, are as follows:
Non-accrual loans	1,543	405
Loans 90 days or more past due and still accruing interest	—	39
Foreclosed properties, included in Other Assets	338	951

Total nonperforming assets	$1,881	$1,395

There were no restructured loans at December 31, 2007 or 2006. If interest income on non-accrual loans had been accrued, such income would have been $86 thousand and $12 thousand in 2007 and 2006, respectively. These amounts are not included in income.

During 2007, the Bank sold a commercial real estate loan of $1.7 million resulting in a realized gain of $97 thousand. Realized gains on the sale of loans are included in Other Noninterest Income within the Company’s Consolidated Statements of Income.

The Bank’s retail, commercial and real estate loans in NC create a significant geographic concentration. As of December 31, 2007 and 2006, church loans represented a concentration of 53.1% and 50.2%, respectively, of real estate mortgage loans.

The Bank has, and expects to have in the future, banking transactions in the ordinary course of business with several of its (and the Company’s) directors, officers and their associates on the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with others in the normal course of business. Those transactions do not involve more than the normal risk of collectibility nor do they present any unfavorable features. The aggregate amount of loans outstanding to such related parties as of December 31, 2007 and 2006 were approximately $2.8 million and $3.1 million, respectively. Amounts available to borrow on existing lines of credit were $2.1 million as of December 31, 2007 and 2006. There was no increase in new loans in 2007 to such parties, exclusive of advances on existing lines of credit, while payments totaled approximately $140 thousand during 2007, exclusive of payments on existing lines of credit.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

4. ALLOWANCES FOR LOAN LOSSES

Changes in the allowances for loan losses for the years ended December 31, 2007 and 2006` are as follows:

dollars in thousands	2007	2006
Balance at beginning of year	$2,501	$2,921
Loans charged off:
Real estate	284	272
Commercial, financial and agricultural	6	57
Installment loans to individuals	26	49
Demand deposit overdraft program	74	80

Total charge-offs	390	458

Recoveries of loan previously charged off:
Real estate	69	31
Commercial, financial and agricultural	1	13
Installment loans to individuals	1	16
Demand deposit overdraft program	14	27

Total recoveries	85	87

Net charge-offs	305	371

Provisions (credit) charged to operations	(299)	(49)

Balance at end of year	$1,897	$2,501

Ratio of net charge-offs during the year to average loans outstanding during the year	0.20%	0.23%

Summaries of information pertaining to impaired and nonaccrual loans are as follows:

dollars in thousands	2007	2006
Impaired loans without a valuation allowance	$3,438	$282
Impaired loans with a valuation allowance	1,032	3,699

Total impaired loans	$4,470	$3,981
Valuation allowance related to impaired loans	$123	$1,260
Total non-accrual loans	$1,543	$405
Total loans past due ninety days or more and still accruing	$—	$39

Average investment in impaired loans	$3,712	$2,315
Interest income recognized on impaired loans	$144	$144

No additional funds are committed to be advanced in connection with impaired loans as of December 31, 2007. Disclosure of interest income recognized on a cash basis on impaired loans is not provided, as deemed to be impracticable by management.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

5. BANK PREMISES AND EQUIPMENT, NET

Land was sold during 2006, resulting in a realized gain of $18 thousand, which is included in Other Noninterest Income within the Company’s Consolidated Statements of Income.

A summary of bank premises and equipment, net as of December 31, 2007 and 2006 is as follows:

dollars in thousands	Cost	Accumulated Depreciation	Bank Premises and Equipment, Net
As of December 31, 2007
Land	$763	$—	$763
Building	6,418	2,783	3,635
Leasehold improvements	275	196	79
Rights under capital lease	280	44	236
Furniture, equipment and vehicles	4,913	3,990	923

Total	$12,649	$7,013	$5,636

As of December 31, 2006
Land	$763	$—	$763
Building	6,418	2,601	3,817
Leasehold improvements	275	189	86
Rights under capital lease	280	33	247
Furniture, equipment and vehicles	4,622	3,655	967

Total	$12,358	$6,478	$5,880

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

6. OTHER NONINTEREST EXPENSE

For the years ended December 31, 2007 and 2006, items included in other noninterest expense include the following:

dollars in thousands	2007	2006
Accounting	$424	$391
Consultants	653	757
Data Processing	638	395
Advertising	403	387
Early loan payment penalty	313	—
Insurance	237	126
Travel & Entertainment	223	127
Directors fees	196	184
Communications	134	97
Taxes, non-income	77	63
Other	753	959

	$4,051	$3,486

7. INCOME TAXES

The components of the income tax provision for the years ended December 31, 2007 and 2006, follows:

dollars in thousands	2007	2006
Income tax provision:
Current	$54	$537
Deferred	91	(111)

Total	$145	$426

A reconciliation of reported income tax expense for the years ended December 31, 2007 and 2006, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

dollars in thousands	2007	2006
Statutory federal income tax rate	34%	34%

Tax provision at statutory rate	$365	$752
Increase (decrease) in income taxes resulting from:
State income taxes net of federal tax benefit	20	56
Tax exempt interest income	(241)	(143)
Disallowed interest expense	27	—
Reversal of valuation allowance	—	(124)
Cash surrender value of life insurance	(72)	(96)
Adjustment to prior years provisions	26
Other	20	(19)

Total	$145	$426

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities as of December 31, 2007 and 2006 and included in Other Assets within the Consolidated Balance Sheets are as follows:

	December 31,
dollars in thousands	2007	2006
Deferred tax assets:
Accrued pension expense	$440	$567
Adjustments, defined benefits plans	322	217
Deferred loan fees	75	144
Excess book over tax bad debt expense	731	835
State net economic loss carryover	118	94
Impairment on PEG investment	43	—
Deferred gain on sale of other real estate owned	27	29
Alternative minimum tax	88	5
Other, net	33	7

Total deferred tax assets	1,877	1,898
Valuation allowance for deferred tax assets	(118)	(94)

Net of valuation allowance deferred tax assets	1,759	1,804

Deferred tax liabilities:
Excess tax over book depreciation	(488)	(547)
Unrealized gains on securities available for sale	(97)	(114)

Total deferred tax liabilities	(585)	(661)

Net deferred tax assets	$1,174	$1,143

During 2006, the Company determined that the existing valuation allowance associated with its deferred tax assets, other than that related to the state net economic loss carryover, was no longer necessary based on the “more likely than not” threshold. Accordingly, $134 thousand of existing valuation allowance was reversed, of which $124 thousand has been included within the 2006 provision for income taxes and $10 thousand has been included in Other Comprehensive Loss. Net deferred tax assets are included in Other Assets within the Consolidated Balance Sheets.

The Company adopted FASB Interpretation 48 as of January 1, 2007, as required, and determined that the adoption did not have a material impact on the Bank’s financial position or results of operation. The Bank did not recognize any interest or penalties related to income tax during the year ended December 31, 2007 and did not accrue interest or penalties as of December 31, 2007. The Bank does not have an accrual for uncertain tax positions as of December 31, 2007, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. Tax returns for all years 2004 and thereafter are subject to future examination by tax authorities.

8. STOCK-BASED COMPENSATION

Stock Option Plan—The Company has a stock option plan, approved in 1999 (the “Option Plan”), under which the Company may grant options to selected officers of the Company and the Bank for up to 171,000 shares of common stock. Under the Option Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant, and an option’s maximum term is 10 years. Options vest over 5 years based on years of service and become 100% vested otherwise, at either age 55 with 30 years of service, or at age 65.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

A summary of the status of the company’s Option Plan as of December 31, 2007 and 2006, and changes during the years then ended are presented below:

	2007		2006
shares in thousands	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	25,200	$7.84	56,400	$7.84
Expired, forfeited or canceled	—	$7.84	31,200	$7.84

Outstanding at end of year	25,200	$7.84	25,200	$7.84

Options exercisable at end of year	25,200	$7.84	25,200	$7.84

No stock compensation expense was incurred during 2007 or 2006 since all options granted had vested prior to January 1, 2006, the effective date of SFAS No. 123(R)’s adoption. There is no aggregate intrinsic value at December 31, 2007, as the exercise price is greater than the market price. There is approximately 2 years of contractual life remaining on the outstanding options.

9. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Plan”), covering all employees who qualify under length of service and other requirements. Under the Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Bank may determine to be appropriate. There were no contributions to the plan for the year ended December 31, 2007 and $709 thousand for the year ended December 31, 2006. As the Plan is fully funded as of December 31, 2007, the Bank does not expect to provide any funding to the Plan in 2008, nor will there be a minimum contribution in 2008. The measurement date for the Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The Plan’s weighted average asset allocations as of December 31, 2007 and 2006, by asset category, are as follows:

	Plan Assets As of December 31,
Asset Category	2007	2006
Equity securities	67.8%	65.0%
Debt securities	27.5%	20.0%
Real estate	0.1%	1.3%
All other assets	4.6%	13.7%

Total	100.0%	100.0%

Cash Balance Pension Plan

dollars in thousands	2007	2006
Change in benefit obligations:
Benefit obligation at beginning of year	$4,117	$4,157
Service cost	128	141
Interest cost	213	222
Actuarial (gain) loss	142	(84)
Benefits and expenses paid	(196)	(319)

Benefit obligation at end of year	4,404	4,117

Change in plan assets:
Fair value of plan assets at beginning of year	4,618	3,791
Actual return on plan assets	150	437
Employer contributions	—	709
Benefits and expenses paid	(196)	(319)

Fair value of plan assets at year end	4,572	4,618

Funded status—over (under) funded	168	501
Unrecognized net actuarial loss	768	471
Unrecognized prior service cost	(4)	(19)

Prepaid pension cost	$932	$953

Prepaid pension cost as of December 31, 2007 of $168 thousand and $501 thousand as of December 31, 2006 is included in Other Assets within the Consolidated Balance Sheets. The difference between these amounts and that depicted above is recorded as accumulated other comprehensive loss. The Plan has accumulated benefit obligations of $4.4 million and $4.1 million as of December 31, 2007 and 2006, respectively.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The following sets forth the Plan’s funded status and amounts recognized in the balance sheets as of December 31, 2007 and 2006.

Cash Balance Pension Plan

dollars in thousands	2007	2006
Adjustment for adoption of SFAS 158:
Transfer to accumulated other comprehensive loss	n/a	$452

Total amount included in accumulated other comprehensive loss	$764	$452

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.50%
Expected return on plan assets	7.00%	7.00%
Rate of compensation increase	4.00%	4.00%

The expected long-term rates of return on Plan assets were determined by considering long-term historical returns for the Plan and long-term projected returns based on the Plan’s target asset allocations.

Net periodic pension cost for the Plan for the years ended December 31, 2007 and 2006, includes the following:

dollars in thousands	2007	2006
Service costs	$128	$141
Interest cost	213	222
Expected return on Plan assets	(306)	(303)
Amortization of prior service cost and recognized net actuarial losses	(14)	(2)

Net periodic pension cost	$21	$58

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2008:
Net actuarial loss	$29	$1
Prior service cost	(15)	(15)

Total expected to be recognized	$14	$(14)

Assets expected to be returned to the Company in 2008	$—	$—

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The expected payments for the Plan for each of the next five years and combined for years six through ten are as follows:

dollars in thousands
Estimated Benefit Payments for the Year Ending December 31, 2008	$469
Estimated Benefit Payments for the Year Ending December 31, 2009	$320
Estimated Benefit Payments for the Year Ending December 31, 2010	$308
Estimated Benefit Payments for the Year Ending December 31, 2011	$364
Estimated Benefit Payments for the Years Ending December 31, 2012	$341
Estimated Benefit Payments for the Years Ending December 31, 2013-2017	$1,607

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals’ pension benefits, outside the Bank’s noncontributory defined-benefit cash balance pension plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank have purchased bank owned life insurance (“BOLI”) in the aggregate amount of approximately $13.0 million face value and $5.0 million cash value as of December 31, 2007, covering all the participants in the SERP. Increases in the cash value of the policies totaled $191 thousand and $187 thousand for the years ended December 31, 2007 and 2006, respectively. The Company and Bank have the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Company and Bank, to fund the benefits payable under the SERP.

Supplemental Executive Retirement Plan

dollars in thousands	2007	2006
Change in benefit obligations:
Benefit obligation at beginning of year	$2,085	$2,116
Service cost	—	6
Interest cost	110	112
Actuarial (gain) loss	(36)	(12)
Benefits and expenses paid	(154)	(137)

Benefit obligation at end of year	2,005	2,085

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	154	137
Benefits and expenses paid	(154)	(137)

Fair value of plan assets at year end	—	—

Funded status—over (under) funded	(2,005)	(2,085)
Unrecognized net actuarial loss	53	89
Unrecognized prior service cost	18	23

Accrued liability	$(1,934)	$(1,973)

The accrued liability and accumulated benefit obligations for the SERP of $2.0 million and $2.1 million as of December 31, 2007 and 2006, respectively, is included in Accrued Expenses and Other Liabilities within the Consolidated Balance Sheets. The difference between these amounts and that depicted above is recorded as accumulated other comprehensive loss. The Bank expects contributions to be approximately $154 thousand for the year ending December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

Supplemental Executive Retirement Plan

dollars in thousands	2007	2006
Adjustment for adoption of SFAS 158:
Transfer to accumulated other comprehensive loss	n/a	$23

Total amount included within other accumulated other comprehensive loss	$71	$112

Weighted average assumptions as of December 31:
Discount rate	6.00%	5.50%
Expected return on plan assets	n/a	n/a
Rate of compensation increase	4.00%	4.00%

Net periodic pension cost for the SERP for years ended December 31, 2007, and 2006, includes the following:

dollars in thousands	2007	2006
Service costs	$—	$6
Interest cost	110	112
Amortization of prior service	5	4

Net periodic pension cost	$115	$122

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic expense in 2008:
Net obligation (asset) at transition	$—	$—
Net actuarial (gain) loss	—	—
Prior service cost	5	5

Total expected to be recognized	$5	$5

Assets expected to be returned to the Company in 2008	$—	$—

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The expected payments for the SERP for each of the next five years and combined for years six through ten are as follows:

dollars in thousands
Estimated Benefit Payments for the Year Ending December 31, 2008	$154
Estimated Benefit Payments for the Year Ending December 31, 2009	$153
Estimated Benefit Payments for the Year Ending December 31, 2010	$152
Estimated Benefit Payments for the Year Ending December 31, 2011	$151
Estimated Benefit Payments for the Years Ending December 31, 2012	$149
Estimated Benefit Payments for the Years Ending December 31, 2013-2017	$722

401(k) Plan—The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary and employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of employee contributions up to 6% of each employee’s compensation. The Bank’s contributions to the 401(k) plan were $151 thousand and $120 thousand for 2007 and 2006, respectively.

Deferred Compensation Plan—The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, provides for certain management employees to defer compensation in order to provide retirement and death benefits on behalf of such employees. The plan allows certain management employees to receive the balance of the 6% Bank match on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2007 and 2006, the amount of the deferred compensation plan liability was $492 thousand and $534 thousand, respectively.

Postretirement Benefits—The Bank provides certain postretirement benefits to select executive officers. As of December 31, 2007 and 2006, the amount of the liability for these benefits was approximately $175 thousand. The Bank recognized expense related to the post retirement benefits of $23 thousand and $24 thousand for the years ended December 31, 2007 and 2006, respectively.

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

Year	Payments
dollars in thousands
2008	$35
2009	36
2010	36
2011	21
2012	17
2013 and thereafter	215

Total	$360

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Rent expense for all operating leases amounted to approximately $50 thousand in each of 2007 and 2006.

During 2006, the Bank entered into a capital lease obligation relating to certain equipment, included within Bank Premises and Equipment within the Consolidated Balance Sheets, with a fair market value of $0.28 million at the inception of the lease. The initial non-cancelable period of the lease is 60 months. Scheduled payments pursuant to the capital lease are as follows:

Year	Principal and Interest
dollars in thousands
2008	$65
2009	65
2010	65
2011	27

Total payments	222

Less amounts representing interest	22

Total principal outstanding	$200

11. OTHER BORROWINGS

Pursuant to collateral agreements with the FHLB of Atlanta, advances are secured by all stock in the FHLB of Atlanta, qualifying first mortgage loans, and other securities in the amount of $12.1 million and $13.6 million as of December 31, 2007 and December 31, 2006, respectively.

The Bank has the availability of additional borrowings of approximately $12.9 million from the FHLB of Atlanta, as of December 31, 2007.

dollars in thousands	Rate	December 31, 2007	December 31, 2006
FHLB, due on December 10, 2007	3.59%	$—	$2,000
FHLB, due on October 8, 2008	4.60%	10,000	10,000
FHLB, due on December 8, 2009	4.02%	3,000	3,000
FHLB, due on July 16, 2018	7.56%	—	1,742
FHLB, due on May 20, 2020	0.50%	804	822
Capital lease (60 months beginning April 2006)(see Note 10)	5.72%	200	252

Total other borrowings		$14,004	$17,816

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

12. DEPOSITS

Principal maturities of the Bank’s time deposits as of December 31, 2007 are as follows:

Year	Maturities
dollar in thousands
2008	$43,585
2009	21,258
2010	5,724
2011	2,655
2012	726
2013	528

Total	$74,476

As of December 31, 2007 and 2006 the Bank had two deposit relationships whose individual balances were in excess of 5% of total deposits. These relationships had aggregate deposits of $27.4 million and $28.4 million as of December 31, 2007 and 2006, respectively.

Deposit Concentrations

	December 31,
dollars in thousands	2007	2006
Number of accounts	6	6
Dollar amount of accounts	$27,448	$28,367
Percent of total deposits	15.95%	12.67%

Principal maturities of time deposits of $100,000 or more as of December 31, 2007 and 2006 are as follows:

	December 31,
dollars in thousands	2007	2006
Due within three months	$37,878	$31,480
Due three months to twelve months	11,739	16,502

	49,617	47,982
Due one to five years	1,459	1,920

Total	$51,076	$49,902

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

13. RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or the contracts to issue shares of common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. No stock options were antidilutive in 2007 and 2006. The following table displays the EPS reconciliation for the years ended December 31, 2007 and 2006.

dollars in thousands, except per share amounts	2007	2006
BASIC EARNINGS PER SHARE
Net income	$927	$1,786

Divide by: Weighted average shares outstanding	1,685,646	1,685,646

Basic earnings per share	$0.55	$1.06

DILUTED EARNINGS PER SHARE
Net income	$927	$1,786

Divide by: Weighted average shares outstanding	1,685,646	1,685,646
Potentially dilutive effect of stock options	1,300	10,000

	1,686,946	1,695,646
Diluted earnings per share	$0.55	$1.05

14. REGULATION AND REGULATORY RESTRICTIONS

The primary source of funds for the payment of dividends by the Company is dividends received from the Bank. The Bank, as a NC state charted banking corporation, may pay dividends only out of undivided profits as determined pursuant to NC General Statutes Section 53-87. As of December 31, 2007, the Bank had undivided profits, as defined, of $16.2 million. Additionally, dividends paid by the Bank to the Company may be limited due to maintaining capital requirements imposed by banking regulators. Management does not expect any of these restrictions to materially limit the Bank’s ability to pay dividends comparable to those paid in the past.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification received from the Federal Deposit Insurance Corporation (the”FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are presented in the following tables:

	December 31, 2007
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$24,403	14.98%	$13,084	8.00%		n/a
The Bank	$24,129	14.78%	$13,059	8.00%	$16,324		10.00%

Tier 1 (to risk weighted assets)
The Company	$22,517	13.82%	$6,542	4.00%		n/a
The Bank	$22,243	13.63%	$6,530	4.00%	$9,795		6.00%

Tier 1 (to Average total assets)
The Company	$22,517	9.12%	$9,880	4.00%		n/a
The Bank	$22,243	9.02%	$9,868	4.00%	$12,334		5.00%

	December 31, 2006
	Actual		For Capital adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$24,435	12.88%	$15,175	8.00%		n/a
The Bank	$24,219	12.78%	$15,162	8.00%	$18,952		10.00%

Tier 1 (to risk weighted assets)
The Company	$21,927	11.56%	$7,588	4.00%		n/a
The Bank	$21,713	11.46%	$7,581	4.00%	$11,371		6.00%

Tier 1 (to Average total assets)
The Company	$21,927	8.73%	$10,052	4.00%		n/a
The Bank	$21,713	8.65%	$10,045	4.00%	$12,556		5.00%

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial data for the Company (parent company only) is as follows:

	December 31,
dollars in thousands	2007	2006
Condensed Balance Sheets:
Assets:
Cash and cash equivalents	$368	$233
Investment in subsidiary Bank, at equity	21,885	21,548
Other assets	197	194

Total	$22,450	$21,975

Liabilities and Shareholders’ Equity:
Total liabilities	$290	$213
Shareholders' equity	22,160	21,762

Total	$22,450	$21,975

dollars in thousands	For the years Ended December 31,
	2007	2006
Condensed Results of Operations:
Dividends received	$737	$760
Undistributed net earnings of subsidiary	530	1,376
Income (expenses), net	(340)	(350)

Net income	$927	$1,786

	For the Years Ended December 31,
dollars in thousands	2007	2006
Condensed Cash Flows:
Cash Flows from operating activities:
Net income	$927	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net earnings of subsidiary	(530)	(1,376)
(Increase) decrease in other assets	(3)	29
Increase in other liabilities	78	56

Net cash provided by operating activities	472	495

Cash flows used in financing activities-dividends paid	(337)	(337)

Net increase in cash and cash equivalents	135	158
Cash and cash equivalents at beginning of year	233	75

Cash and cash equivalents at end of year	$368	$233

M&F BANCORP, INC. AND SUBSIDIARY

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

The Bank’s exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the counter parties. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

Financial instruments whose contract amounts represent credit risk as of December 31, 2007 and 2006, respectively, are commitments to extend credit (including availability of lines of credit)- $17.2 million and $24.2 million, and standby letters of credit and financial guarantees written- $3.3 million and $3.3 million. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding at December 31, 2007 and 2006, are summarized in the following table:

	2007		2006
dollars in thousands	Amount	Rate	Amount	Rate
Real estate-construction (fixed)	$164	8.750%-8.755%	$1,520	5.930%-8.750%
Real estate-construction (variable)	718	7.050%-8.255%	4,172	7.320%-10.250%
Real estate-mortgage (fixed)	1,912	8.500%8.750%	2,286	6.000%-9.250%
Real estate-mortgage (variable)	2,203	7.250%-9.500%	1,072	6.250%-10.750%
Commercial, financial, agricultural (fixed)	9,199	4.170%-6.750%	1,016	3.600%-6.720%
Commercial, financial, agricultural (variable)	1,514	3.700%-9.750%	12,301	5.440%-10.750%
Consumers (fixed)	1,005	9.500%-18.000%	1,136	9.000%-18.000%
Consumers (variable)	464	7.750%-10.000%	683	8.250-10.750%

Total	$17,179		$24,186

During the period September 29, 2006 through November 1, 2006, the Bank entered into a series of separate, but related, agreements associated with its decision to undertake a complete migration of core processing systems and peripheral applications migration, which was completed in April 2007. These agreements represent commitments for items of a capital and/or capitalizable expenditure nature or may represent operating expenses, beginning in 2006 and extending into the future. The aggregate level of future commitments is approximately $996 thousand, at December 31, 2007.

17. PENDING ACQUISITION

The Company, the Bank and Mutual Community Savings Bank Inc., SSB (“MCSB”) entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) on August 9, 2007. Under terms of the Merger Agreement, shareholders of MCSB will be entitled to receive one share of the Company’s common stock for each share of MCSB common stock they hold. There were 363,719 shares of MCSB outstanding as of March 12, 2008, resulting in total consideration of $3.176 million, using a value of $8.73 per share for Company’s common stock. This represents the average closing share price of the Company’s stock on the day of, and for the period two days prior and two days after August 10, 2007, the day of the announcement of the merger. The merger transaction has now been approved by all necessary state and federal regulators, and MCSB’s shareholders. It is anticipated that the merger will close on or around March 28, 2008. Pursuant to Article 13 of the North Carolina Business Corporation Act, MCSB shareholders have the right to dissent from the merger and demand payment of the fair value of their shares of MCSB common stock in place of receiving shares of the Company’s common stock. The fair value of the shares of MCSB common stock of dissenting shareholders may be more than, less than or equal to $8.73 per share. The Company has received notice from one MCSB shareholder of his intent to exercise dissenters rights and receive fair value of his 18,028 shares of MCSB common stock.

As of December 31, 2007, approximately $246 thousand of capitalized acquisition costs, representing fees to accountants, attorneys and consultants, have been recorded in Other Assets on the Consolidated Balance Sheet.

The Company will account for the acquisition under the requirements of SFAS No. 141 “Business Combinations” and SFAS No. 157, “Fair Value Measurements”.

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Concluded

The book values of cash and due from banks, interest-bearing deposits, federal funds purchased/sold, and accrued interest receivable/payable are considered equal to fair values as a result of the short-term nature of these items. The fair value of marketable securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services. The fair value of loans, time deposits, and other borrowings is estimated based on present values using applicable risk-adjusted spreads to the U.S. Treasury curve to approximate current entry-value interest rates applicable to each category of such financial instruments.

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

Fair values for off-balance-sheet, credit related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

As of December 31, 2007 and 2006, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	December 31, 2007		December 31, 2006
dollars in thousands	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$18,172	$18,172	$37,460	$37,460
Marketable securities	$44,881	$44,881	$54,737	$54,737
Loans, net of allowances for loan losses	$144,183	$143,839	$159,013	$156,727
Accrued interest receivable	$1,235	$1,235	$1,575	$1,575
Liabilities:
Deposits	$172,054	$172,328	$223,829	$224,212
Other borrowings	$14,004	$13,310	$17,816	$17,558
Federal funds purchased	$10,000	$10,000	$—	$—
Accrued interest payable	$444	$444	$812	$812
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$—	$17,179	$—	$24,186
Standby letters of credit	$—	$3,319	$—	$3,319

* * * * * * * * *

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Accounting Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

Management’s Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for the Company as of December 31, 2007 is effective.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Changes In Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 8B.	OTHER INFORMATION

Not applicable.

M&F BANCORP, INC. AND SUBSIDIARY

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)	Directors and Executive Officers – The information required by this Item regarding the Company’s directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I—Election of Directors–Nominees, “ and “Proposal I—Election of Directors–Executive Officers,” in the Company’s Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Shareholders to be held during June 2008, which sections are incorporated herein by reference.

(b)	Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c)	Code of Ethics—The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company’s website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

(d)	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

(e)	Corporate Governance—The information required by this Item regarding the Company’s audit committee and procedures by which stockholders may recommend nominees to the Company’s Board of Directors is set forth in the Proxy Statement under the section captioned “The Board of Directors and Its Committees”, which section is incorporated herein by reference.

(f)	Audit Committee – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

ITEM 10.	EXECUTIVE COMPENSATION

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

The information required by this Item is set forth under the sections captioned “Executive Compensation – Indebtedness of and Transactions with Management”, “Director Independence”, “Nominating and Corporate Governance Committee”, “Compensation Committee” and “Audit Committee”, in the Proxy Statement, which sections are incorporated herein by reference.

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 13.	EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3 (iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(a)	Supplemental Executive Retirement Plan incorporated by reference to Exhibit 10(f) to the Form 10-KSB for the year ended December 31, 2003, filed with the SEC on March 30, 2004.

Exhibit (10)(b)	Summary of Retirement Package Benefits for Lee Johnson, Jr. incorporated by reference to Exhibit 10(g) to the Form 10-KSB for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit (10)(c)	Employment Agreement dated May 9, 2005 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on May 13, 2005

Exhibit (10)(d)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Lee Johnson, Jr. dated September 2, 2003, incorporated by reference to Exhibit 10(o) to the Form 10-QSB for the quarter ended March 31, 2005 filed with the SEC on May 16, 2005.

Exhibit (10)(e)	Split Dollar Life Insurance Agreement (Endorsement Method) between the Company and the Bank and Ethel M. Small dated September 17, 2003, incorporated by reference to Exhibit 10(p) to the Form 10-QSB for the quarter ended March 31, 2005 filed with the SEC on May 16, 2005.

Exhibit (10)(f)	First Amendment Employment Agreement among the Company, the Bank and Ronald Wiley dated September 23, 2005, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on September 27, 2005.

Exhibit (10)(g)	Employment Agreement dated January 12, 2007 between Kim D. Saunders and the Company, the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC January 18, 2007.

Exhibit (10)(h)	Separation Agreement dated January 18, 2007 between Ronald Wiley and the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K with the SEC on January 24, 2007.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit No.	Exhibit Description
Exhibit 10(i)	Agreement and Plan of Reorganization and Merger by and among the Company, the Bank and MCSB, dated August 9, 2007, incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit (16)(a)	Letter on Change of Registrant’s Certifying Accountant, incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the SEC on March 27, 2006.

Exhibit (16)(b)	Letter on Change of Registrant’s Certifying Accountant, incorporated by reference to Exhibit 16.1 to the Form 8-K filed with the SEC on March 30, 2006.

Exhibit (21)	Subsidiaries of M&F Bancorp, Inc, incorporated by reference to Exhibit 21 to the Form 10-KSB, filed with the SEC on March 31, 2006.

Exhibit (23)	Consent of McGladrey & Pullen, LLP

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Allan E. Sturges

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 28, 2008	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders	President and Chief Executive Officer	March 28, 2008
Kim D. Saunders	(Principal Executive Officer)

/s/ Allan E. Sturges	Chief Accounting Officer	March 28, 2008
Allan E. Sturges	(Principal Accounting Officer)

/s/ Maceo K. Sloan	Chairman of the Board	March 28, 2008
Maceo K. Sloan

/s/ Willie T. Closs, Jr.	Director	March 28, 2008
Willie T. Closs, Jr.

/s/ Genevia G. Fulbright	Director	March 28, 2008
Genevia G. Fulbright

/s/ Michael L. Lawrence	Director	March 28, 2008
Michael L. Lawrence

/s/ Joseph M. Sansom	Director	March 28, 2008
Joseph M. Sansom

/s/ Aaron L. Spaulding	Director	March 28, 2008
Aaron L. Spaulding

M&F BANCORP, INC. AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
Exhibit (23)	Consent of McGladrey & Pullen, LLP

Exhibit (31.1)	Certification of Kim D. Saunders

Exhibit (31.2)	Certification of Allan E. Sturges

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.