Form 10-Q
period 2008-03-31
M&F BANCORP INC /NC/
filed 2008-05-20
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission file number 0-27307

M&F BANCORP, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1980549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd., Durham, NC 27707-2800

(Address of Principal Executive Offices)

(919) 683-1521

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

Common Stock no par value 2,031,337

Outstanding at May 19, 2008

M&F BANCORP, INC

ii

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

dollars in thousands	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$26,516	$18,172
Investment securities available for sale, at fair value	40,140	43,612
Other invested assets	1,752	1,269
Loans	193,396	146,080
Less allowances for loan losses	(2,582)	(1,897)

Loans, net	190,814	144,183

Interest receivable	1,488	1,235
Bank premises and equipment, net	5,596	5,636
Cash surrender value of bank-owned life insurance	5,140	4,951
Other real estate owned	1,189	338
Other assets	4,294	2,822

TOTAL ASSETS	$276,929	$222,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Interest-bearing deposits	$179,922	$142,150
Noninterest- bearing deposits	41,768	29,904

Total deposits	221,690	172,054
Federal funds purchased	—	10,000
Other borrowings	23,348	14,004
Other liabilities	5,216	4,000

Total liabilities	250,254	200,058

Shareholders’ equity:
Common stock, no par value, 5,000,000 shares authorized; 2,031,337 and 1,685,646 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	8,890	5,901
Retained earnings	17,949	16,617
Accumulated other comprehensive loss, net of deferred income tax benefits of $102 and $225 as of March 31, 2008 and December 31, 2007, respectively	(164)	(358)

Total shareholders’ equity	26,675	22,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$276,929	$222,218

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,
dollars in thousands except per share data	2008	2007
Interest income:
Loans, including fees	$2,510	$2,915
Investment securities, including dividends
Taxable	322	554
Tax-exempt	154	166
Cash and cash equivalents	91	388

Total interest income	3,077	4,023

Interest expense:
Deposits	969	1,576
Borrowings	152	209

Total interest expense	1,121	1,785

Net interest income	1,956	2,238
Less provision for loan losses	17	36

Net interest income after provision for loan losses	1,939	2,202

Noninterest income:
Service charges	302	291
Rental income	61	106
Cash surrender value of life insurance	49	46
Realized gain on sale of loan	—	97
Realized gain on sale of securities	5	244
Realized (loss) gain on sale of other real estate owned	(3)	1
Other income	67	125

Total noninterest income	481	910

Noninterest expense:
Salaries and employee benefits	1,185	1,208
Occupancy and equipment	379	582
Directors fees	73	43
Marketing	127	96
Professional fees	344	190
Information technology	205	79
Other	481	386

Total noninterest expense	2,794	2,584

(Loss) income before income taxes	(374)	528
Income tax (benefit) expense	(173)	115

(Loss) income before extraordinary gain from acquisition	(201)	413
Extraordinary gain, application of credit excess from acquisition	1,775	—

Net income	$1,574	$413

Earnings per share of common stock:
Basic:
(Loss) income before extraordinary gain from acquisition	$(0.12)	$0.25
Extraordinary gain, application of credit excess from acquisition	$1.05	$—
Net income	$0.93	$0.25
Diluted:
(Loss) income before extraordinary gain from acquisition	$(0.12)	$0.24
Extraordinary gain, application of credit excess from acquisition	$1.05	$—
Net income	$0.93	$0.24

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
dollars in thousands	2008	2007
NET INCOME	$1,574	$413

ITEMS OF OTHER COMPREHENSIVE INCOME (LOSS):
Items of other comprehensive income (loss), before tax:
Unrealized gains on securities available for sale, net	322	2
Reclassification adjustments for net realized gains included in income before income tax expense	(5)	(244)

Other comprehensive income (loss), before tax benefit	317	(242)
Less: Changes in deferred income taxes related to change in unrealized gains (losses) on securities available for sale	123	(94)

Other comprehensive income (loss), net of taxes	194	(148)

COMPREHENSIVE INCOME	$1,768	$265

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

dollars in thousands	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances as of December 31, 2006	1,685,646	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income	—	—	413	—	413
Other comprehensive loss	—	—	—	(148)	(148)
Dividends declared ($0.05 per share)	—	—	(84)	—	(84)

Balances as of March 31, 2007	1,685,646	$5,901	$16,356	$(314)	$21,943

Balances as of December 31, 2007	1,685,646	$5,901	$16,617	$(358)	$22,160
Split-dollar contract life insurance from adoption of accounting principle	—	—	(158)	—	(158)

Balances as of January 1, 2008, as adjusted	1,685,646	5,901	16,459	(358)	22,002

Comprehensive income:
Net income	—	—	1,574	—	1,574
Other comprehensive income	—	—	—	194	194
Purchase price of the acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)	345,691	2,989	—	—	2,989
Dividends declared ($0.05 per share)	—	—	(84)	—	(84)

Balances as of March 31, 2008	2,031,337	$8,890	$17,949	$(164)	$26,675

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
dollars in thousands	2008	2007
Cash flows from operating activities:
Net income	$1,574	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, application of excess credit from acquisition	(1,775)	—
Provision for loan losses	17	36
Depreciation and amortization	106	219
Investment amortization (accretion), net	6	(6)
Deferred loan origination fees, net	(2)	(125)
Gains on sale of available for sale securities	(5)	(244)
Gain on sale of loan	—	(97)
(Gain) loss on sale of other real estate owned	3	(1)
Increase in cash surrender value of life insurance	(49)	(46)
Changes in:
Accrued interest receivable and other assets	724	64
Other liabilities	(366)	(121)

Net cash provided by operating activities	233	92

Cash flows from investing activities:
Cash acquired in acquisition of MCSB	13,916	—
Activity in available-for-sale securities:
Sales	—	2,563
Maturities, prepayments and calls	7,367	4,390
Principal collections	640	151
Purchases	—	(18,824)
Net (increase) decrease in loans	(4,295)	9,355
Proceeds from sale of loans	—	1,835
Proceeds from sale of other real estate owned	29	—
Purchases of bank premises and equipment	(66)	(36)
Proceeds from maturity of bank-owned life insurance policies	—	473

Net cash provided by (used in) investing activities	17,591	(93)

Cash flows from financing activities:
Net decrease in demand deposits	(1,310)	(11,761)
Net increase in certificates of deposit	1,632	5,289
Proceeds from other borrowings	300	—
Repayments of other borrowings	(10,018)	(26)
Cash dividends	(84)	(84)

Net cash used in financing activities	(9,480)	(6,582)

Net increase (decrease) in cash and cash equivalents	8,344	(6,583)
Cash and cash equivalents as of the beginning of the period	18,172	37,460

Cash and cash equivalents as of the end of the period	$26,516	$30,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,056	$1,771
Income taxes	70	—
Dividend payable	$84	$84

See notes to consolidated financial statements

M&F BANCORP, INC.

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics & Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying interim consolidated financial statements are unaudited except for the balance sheet as of December 31, 2007, which was derived from the Company’s audited consolidated Annual Report on Form 10-KSB.

The consolidated financial statements included herein do not include all the information and notes required by U.S. GAAP and should be read in conjunction with the consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the accompanying unaudited consolidated financial statements. The unaudited operating results for the periods presented may not be indicative of annual results.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) conclusion under EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee. Under the provision of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-4 as of January 1, 2008; adoption of these provision resulted in an increase in other liabilities of approximately $158 thousand with the offset reflected as a cumulative-effect adjustment to retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157, which is elective, has been deferred for one year by the FASB. On January 1, 2008, the Company adopted SFAS No. 157, which has not had a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159, which has not had a material impact on the Company’s financial condition or results of operations because the Company has not elected to include any items under its provisions.

In December 2007, the FASB issued Statement of SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the requirements of SFAS No. 160 but does not expect adoption to have any impact on its financial position, results of operation, or cash flows.

2.	Acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)

On March 28, 2008 the Company completed the acquisition of 100% of the outstanding stock of MCSB. The consolidated statements of income do not include the operations for MCSB prior to the acquisition on March 28, 2008.

The acquisition was accounted for as a purchase by the Company of MCSB using the purchase method of accounting; accordingly, the assets and liabilities of MCSB have been recorded at their respective fair values on the date the acquisition was completed. The acquisition was effected by the issuance of shares of the Company’s common stock to MCSB shareholders, subject to the assertion of dissenter’s rights. Each share of MCSB common stock was exchanged for one share of the Company’s common stock. The shares of the Company’s common stock issued were recorded at $8.73 per share. This represented the average closing share prices of the Company’s common stock on the day of, and for the period two days prior and two days after August 10, 2007, the day of the announcement of the acquisition.

In the acquisition, shareholders of MCSB received 345,691 shares of the Company’s stock valued at $3.0 million, a liability was established for dissenter’s rights payments totaling $0.2 million, and purchase price consideration was reduced by registration costs of $0.2 million. In addition, the Company incurred $0.8 million in direct acquisition costs which are included in other liabilities. Included in this amount is a severance benefit for MCSB employees terminated within 60 days after the acquisition, equal to two weeks salary plus a further one week’s salary for each year of credited service with MCSB in excess of two years, with the minimum severance of four weeks’ salary. Purchase price allocation is as follows:

dollars in thousands	Amount
Cash and cash equivalents	$13,916
Investment securities	4,139

Loans, gross	43,844
Allowance for loan losses	(681)

Loans, net	43,163

Other assets	3,346
Deposits	(49,314)
Other borrowings	(9,062)
Other liabilities	(1,424)
Extraordinary gain, credit excess	(1,775)

Purchase price	$2,989

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

The aggregate value of the Company common stock exchanged and cash consideration paid was less than the fair value of the net assets of MCSB, resulting in a “credit excess” which was allocated on a pro rata basis against amounts assigned to the acquired assets except (i) financial assets other than investments accounted for by the equity method, (ii) assets to be disposed of by sale, (iii) deferred tax assets, (iv) prepaid assets relating to pension or other postretirement benefits, and (v) any other current assets. The credit excess remaining after reducing to zero the amounts that otherwise would have been assigned to those assets has been recognized as an extraordinary gain in the Company’s statement of operations. In accordance with the purchase method of accounting, the Company’s financial statements for periods before consummation of the acquisition were not restated to reflect MCSB’s historical financial position or results of operations.

The results of the fair market valuation indicated that there would be no core deposit intangible, and in accordance with SFAS No. 141 the fair value of premises and equipment of $1.0 million was eliminated against the initial calculation of the credit excess. Any remaining credit was recorded as extraordinary gain. The allocations made are preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from other third party sources. Any such adjustments would impact the extraordinary gain recognized herein.

On April 10, 2008, a dissenting MCSB shareholder demanded payment of the fair value of his 18,028 shares of MCSB common stock. The Company has tendered payment to the dissenting MCSB shareholder of the amount it estimates to be the fair value of his shares, plus accrued interest, in accordance with the terms of Article 13 of the North Carolina Business Corporation Act. The dissenting shareholder has subsequently notified the Company of his own estimate of the fair value and accrued interest and has demanded payment of the difference between this figure and the amount tendered by the Company. In accordance with Article 13, if this demand for payment remains unsettled, the dissenting shareholder may, within a specified period of time, commence legal proceedings to determine the fair value of the shares and accrued interest. Accordingly, at this time, the final payment cannot be determined. Ultimate resolution may impact the extraordinary gain recognized herein.

The following pro-forma information, for the three-month periods ended March 31, 2008 and 2007, reflects the Company’s estimated consolidated results of operations as if the acquisition occurred at January 1 of the respective periods, unadjusted for any anticipated cost savings resulting from the acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

	Pro forma Consolidated Results of Operations For the Three Months Ended March 31,
	2008	2007
dollars in thousands, except per share data
Net interest income	$2,391	2,811
Provision for loan losses	174	54
Noninterest income	2,347	1,854
Noninterest expense	3,898	3,505
Net income after taxes and before extraordinary gain	839	794
Extraordinary gain	1,775	1,775
Net income	$2,614	2,569

Earnings per share of common stock before extraordinary gain:
Basic:	$0.41	$0.47
Diluted:	$0.41	$0.47

Earnings per share of common stock after extraordinary:
Basic:	$1.29	$1.55
Diluted:	$1.29	$1.55

Weighted average shares of common stock
Basic:	2,031,337	1,685,646
Diluted:	2,031,337	1,689,516

3.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during each period plus the dilutive effect of outstanding stock options. The weighted average shares and effect of dilutive stock options are included in the following table, which provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

	For the Three Months Ended March 31,
	2008	2007
Weighted average shares	1,700,841	1,685,646
Effect of dilutive stock options	—	3,870

Dilutive potential average common shares	1,700,841	1,689,516

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

The Company had 25,200 and no stock options which were anti-dilutive for the three-month periods ended March 31, 2008 and 2007, respectively.

4.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina. The Company’s loans, classified by type were as follows:

dollars in thousands	March 31, 2008	December 31, 2007
Real estate-construction	$8,000	$9,170
Real estate-mortgage	169,254	125,864
Commercial, financial and agricultural	9,112	5,595
Consumer	6,095	4,367
All other loans	1,128	1,279

	193,589	146,275
Less: Deferred loan origination fees, net	193	195

Total loans	$193,396	$146,080

Nonperforming assets were as follows:

dollars in thousands	March 31, 2008	December 31, 2007
Nonaccrual loans	$3,312	$1,543
Loans 90 days or more past due and still accruing interest*	110	—
Foreclosed properties	1,189	338

Total nonperforming assets	$4,611	$1,881

Total nonperforming assets to total loans	2.38%	1.29%
Total nonperforming assets to total assets	1.67%	0.85%
Total allowance for loan loss to nonperforming assets	56.00%	100.85%

*	All loans still accruing after 90 days are well-secured and in the process of collection.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

5.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

	For the Three Months Ended
dollars in thousands	March 31, 2008	March 31, 2007
Balances at beginning of the period	$1,897	$2,501
Loans charged off :
Demand deposit overdraft program	17	26
Installment loans to individuals and other	2	—

Total charge-offs	19	26

Recoveries of loans previously charged off:
Commercial	—	1
Real estate	3	—
Demand deposit overdraft program	2	7
Installment loans to individuals and other	1	—

Total recoveries	6	8

Net charge-offs	(13)	(18)

Provision charged to operations	17	36

Balances at end of the period	1,901	2,519
Allowance for credit losses of MCSB	681	—

Balances at the end of the period	$2,582	$2,519

6.	Common Stock Dividends

On March 25, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to all shareholders of record on March 25, 2008, payable on April 10, 2008. The dividend was accrued on the March 25, 2008 declaration date and, accordingly, reduced shareholders’ equity by approximately $0.1 million.

7.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded Supplemental Executive Retirement Plan that provides benefits to certain current and former executives.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

The components of the net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows:

	Qualified Defined Benefit Plan		Non-qualified Supplemental Benefit Plan
dollars in thousands	2008	2007	2008	2007
Service cost	$27	$32	$—	$—
Interest cost	62	53	29	28
Expected return on plan assets	(76)	(76)	—	—
Amortization of prior service cost	(3)	(4)	1	1
Amortization of net loss	7	—	—	—

Net periodic cost	$17	$5	$30	$29

The Company provides certain post-retirement benefits to specific former executive officers. In 2008, a liability was established to record certain split-dollar insurance contract benefits to specified current and former executive officers. As of March 31, 2008, the amount of this liability was $0.2 million and reflected in other liabilities.

8.	Income Taxes

During the first quarter of each year, the Company develops an initial estimate of its expected annual effective income tax rate pursuant to SFAS No. 109, Accounting for Income Taxes, (“Annual Effective Tax Rate”). Factors affecting estimation of the Effective Tax Rate include the expected amount of pre-tax income adjusted for permanent differences (including investment income not subject to federal and/or state income taxes). Underlying tenets of the Company’s investment strategy are to focus on credit quality and to maximize yield (as measured on a fully taxable equivalent basis). Investment income from the Company’s bank-owned life insurance policies and certain debt investment securities represent permanent differences. The Company regularly reviews its estimate of the Annual Effective Tax Rate and will revise this estimate if assumptions change or actual results warrant.

9.	Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No. 157 to non-financial assets and non-financial liabilities, as allowed by FASB Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these instruments at March 31, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities. The Company has Level 2 securities at March 31, 2008.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has Level 3 assets and liabilities at March 31, 2008.

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified at a level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned: Assets are adjusted to fair value upon transfer of the loans to other real estate owned. Subsequently, other real estate owned are carried at the lower of the carrying value or the fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate owned as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate owned as nonrecurring Level 3.

The following table summarizes quantitative about the fair value measurement for each category of assets carried at fair value as of March 31, 2008.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

dollars in thousands Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Available for sale securities	$40,140	$—	$40,140	$—

Non-recurring:
Other real estate owned	1,189	—	1,189	—
Impaired loans	4,991	—	—	4,991

Subtotal	6,180	—	1,189	4,991

Acquisition:*
Loans, gross	43,844	—	43,844	—
Fixed assets	1,012	—	—	1,012
Time deposits	20,633	—	—	20,633
Borrowings	9,062	—	9,062	—

Subtotal	74,551	—	52,906	21,645

Total	$120,871	$—	$94,235	$26,636

*	Fair values as provided in appraisal reports prepared by external valuation experts for the acquisition.

The following discussion relates to the acquisition fair values:

Loans: Valuation experts performed a discounted cash flow analysis to determine the present value of the loans acquired from MCSB. The discount rate utilized was based on the weighted average coupon rate of each loan category in the acquired portfolio compared to current market rates for similar loans as suggested by SFAS No. 107 – “Disclosures about Fair Value of Financials Instruments” as amended by SFAS No. 157. Since market quotes for the valuation date are not readily available for all of the various categories of loans acquired, the valuation was based on MCSB’s posted rates for similar loan categories as of the acquisition date (Level 1 inputs). For commercial loans, the most current interest rate information on the measurement date for commercial and industrial loans made by small domestic banks was from the Federal Reserve’s E. Survey of Terms of Business Lending released on March 14, 2008 which included averages for more than $19 billion dollars of new loans for the measurement period dated February 4-8, 2008. In addition, Freddie Mac’s Weekly Primary Mortgage Market Survey for the week ending March 27, 2008 was utilized (Level 2 inputs).

These assumptions resulted in the fair value shown above, equating to a weighted rate reduction of 17 basis points in a replacement scenario. The Loan portfolio has been reflected in the table above as Level 2.

Fixed assets: Real estate appraisers analyzed the value of the buildings acquired utilizing market and cash flow assumptions. All other fixed assets, which were insignificant, were reflected at book value. With the mix of book and appraised values, fixed assets have been reflected as Level 3 assets.

Deposits: The fair value of core deposits as determined by the valuation experts utilized a discounted cash flow analysis of the deposits acquired from MCSB compared to alternative funding sources available to the Company to support the deposits acquired. Paragraph 12 of SFAS No. 107, for deposit liabilities with no defined maturities, defines the fair value of deposits as the amount payable on demand at the reporting date; therefore no mark-to-market adjustment is required. The fair value determination involves a number of underlying inputs and input levels:

•

Current Rate Cost – The Company provided summary deposit information by deposit account as of the closing date of the transaction with accompanying rate information. Weighted average interest rates were calculated based on the weighted average account balance in each deposit category multiplied by the rate being paid on each account on the date of acquisition (Level 2 input).

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

•

Non-interest expense – These depict the cost of providing/servicing deposit balances, expressed as a percent of those balances per year. In a typical transaction, the entire cost structure of the acquired bank would be allocated between lending and deposit activities. Relative costs in this instance were significantly above industry norms insomuch as the absolute core deposits were low with a significant branch infrastructure requiring overhead support. Therefore, the valuation was based on 64% of the amount determined to a level at the highest end of what the valuation experts would consider the normal expected range as a percentage of the deposit balances. In light of this adjustment, this is a Level 3 input in the core deposit valuation.

•

Immediate balance flow – This is the percentage of acquired balances that are expected to run off within 90 days of acquisition. Because of the unusually strong cultural and racial component and close proximity of many of the branches, a lower than normal immediate outflow percentage of 5% was utilized, half of the industry standard of 10%. This is a Level 2 input.

•

Expected Average Economic (Useful) Life – SFAS No. 142 defines the useful life of an intangible asset as “the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.” If the asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. MCSB did not provide meaningful historical data for useful lives of deposit categories. Consequently, the expected average economic life of core deposits was determined from historical deposit account data from the valuation experts’ internal database developed from other deposit studies including another African-American owned institution with a long operating history and several years of operating problems prior to a similar transfer of ownership. In these circumstance, the valuation report indicates that they would expect a higher than normal average economic life of deposits. The terminal life logically follows as twice the expected average economic life for use in calculating the present value of the deposits (Level 3 Input).

•

SFAS No. 142 states that the method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight line amortization shall be used. In this valuation, the valuation experts utilized an L0 or Left Modal Iowa Survivor curve to decay (amortize) each of the acquired deposit categories using a terminal point of two times the expected average economic life of the deposit category. An L0 curve was selected because it closely approximates a straight line amortization yet meets the industry standards suggested by previous reviews of other core deposit evaluations (Level 2 input).

•

Alternative funding rates are based on FHLB Atlanta “Fixed Rate Credit Advance” rates for terms equal to the expected average economic life of deposits. Lower comparable rates have the effect of reducing the calculated core deposit intangible premium (Level 2 input).

•

The discount rate used for calculating the present value of the alternative funding differential as 14.5% based on the build-up approach described above. The discount rate represents an adjustment for risk that market participants would include in pricing the related asset or liability, even though the adjustment is difficult to precisely determine as described in SFAS 157 (Level 3 Input).

•	The assumed marginal tax rate was 35% (Level 2 input).

•	Non-interest expenses on certificates of deposit utilized a standard cost assumption of 25 basis points for retail and jumbo CD’s (Level 2 input).

These assumptions did not provide a positive core deposit intangible premium value primarily as a result of the excessive overhead cost burden associated with multiple branch locations with a very small core deposit base. Given the mix of Level 2 and Level 3 inputs, the full fair value for deposits has been reflected in the table above as Level 3.

FHLB of Atlanta Borrowing Valuation: A discounted cash flow analysis was utilized to determine the present value of the borrowings from FHLB acquired in the transaction pursuant to SFAS No. 107 as amended by SFAS No. 157. The fair value of borrowed funds due within one year is the amount payable at the reporting date. The fair value of long term borrowed funds is estimated by discounting the future cash flows using the current rates at which similar loans could be obtained with similar credit ratings and for the same remaining maturities. FHLB advances are unique in that funds are available to member banks based on established size limitations and are not subject to pricing variations based on traditional credit ratings of the borrower as in a typical borrower/lender relationship. Consequently, the fair value adjustment only needs to take into account interest rate variations from the last date of pricing until the next re-pricing date in the case of adjustable rate credits and the next maturity date in the case of a fixed rate credit. Given the ready market information available to all member banks, this has been reflected in the table above as a Level 2.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, Continued

10.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the consolidated financial statements. As of March 31, 2008 and December 31, 2007, the Company had outstanding loan commitments (including available lines of credit) of approximately $25.7 million and $17.2 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.8 million and $3.3 million as of March 31, 2008 and December 31, 2007, respectively. These letters of credit and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit. As of March 31, 2008 and December 31, 2007, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of March 31, 2008 and December 31, 2007 were approximately $2.2 million and $0.8 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $0.7 million as of March 31, 2008 and December 31, 2007.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of March 31, 2008, the Company has available for use Federal Funds Lines (“Fed Funds”) aggregating $16.5 million from four money center banks. The Fed Funds Lines are renewed annually. Interest rates are stated as variable on a daily basis. No amounts were outstanding under the Fed Funds arrangements as of March 31, 2008, nor were any amounts drawn down during the three-month period ended March 31, 2008.

M&F BANCORP, INC.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three months ended March 31, 2008, with the same period in 2007. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Quarterly Periods

	Three Months Ended March 31,
dollars in thousands, (except per share data) (unaudited)	2008	2007
Earnings:
Net interest income	$1,956	$2,238
Provision for loan losses	17	36
Total noninterest income	481	910
Total noninterest expense	2,794	2,584
Income tax (benefit) expense	(173)	115

(Loss) income before extraordinary gain	(201)	413
Extraordinary gain	1,775	—

Net income	$1,574	$413

Net (loss) income per share before extraordinary gain:
Basic	$(0.12)	$0.25
Diluted	$(0.12)	$0.24

Net income per share after extraordinary gain:
Basic	$0.93	$0.25
Diluted	$0.93	$0.24

Average for period:
Assets	$216,916	$258,642
Loans	147,801	153,760
Deposits	177,647	215,665
Shareholders’ equity	22,914	21,852

Ratios before extraordinary gain:
(Loss) return on average assets (annualized)	(0.37)%	0.64%
(Loss) return on average equity (annualized)	(3.51)%	7.56%
Average equity to average assets	10.56%	8.45%
Efficiency ratio (annualized)	114.65%	82.08%

Ratios after extraordinary gain:
(Loss) return on average assets (annualized)	0.45%	0.64%
(Loss) return on average equity (annualized)	4.24%	7.56%
Average equity to average assets	10.56%	8.45%
Efficiency ratio (annualized)	114.65%	82.08%

M&F BANCORP, INC.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions or the negative thereof are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans and deposits in the Company’s market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are only as of the date they were made. The Company wishes to advise readers that such risks and uncertainties, including the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or occurrences after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with U.S. GAAP and conform to general practices within the banking industry. The significant accounting policies of the Company are discussed in detail in Note 1 to the consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-KSB. The following is a summary of certain of those policies.

Certain accounting policies require the Company to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and it considers these to be critical accounting policies. Four of the more critical accounting and reporting policies include the Company’s accounting for the allowances for loan losses, investment securities, periodic cost attributable to certain employees’ benefits and income taxes. The estimates and assumptions used by the Company are based on historical experience, current information and other factors, which it believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities as of the balance sheet dates and the results of operations for the reporting periods.

Allowance for Loan Losses

In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a secured loan, the quality of the collateral for the loan, as well as general economic conditions. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Company’s historical loan loss experience, evaluation of economic conditions and regular review of delinquencies and loan portfolio quality.

The Company prepares a quarterly analysis of the allowance for loan losses, with the objective of quantifying portfolio risk as a dollar amount. The determination of the allowance for loan losses is based on eight qualitative factors and one quantitative factor for each category and type of loan, along with any specific allowance for adversely classified loans within each category. Each factor is assigned a percentage weight and that total weight is applied to each loan category. Factors and associated weighting are different for each category. Qualitative factors include: levels and trends of delinquencies and non-accrual loans; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; national and local economic trends and conditions; concentrations of credit; quality of the Company’s loan review system; and regulatory requirements. The total allowance thus changes as the percentage weight assigned to each factor is increased or decreased due to the particular circumstances, as the various types and categories of loans change as a percentage of total loans and as specific allowances are required due to increases in adversely classified loans. See Note 1 to the consolidated financial statements for the year ended December 31, 2007 in the Company’s 2007 Annual Report on Form 10-KSB for additional information regarding the determination of the provision and allowance for loan losses.

The Company follows the guidance of SFAS No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS No. 5 requires that losses be accrued when they are probable of occurring and estimatable. SFAS No. 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable

M&F BANCORP, INC.

market price, or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 excludes, from impairment reporting, smaller balance and homogeneous loans, which are collectively evaluated for impairment. Therefore, the Company has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, non-accrual, or troubled debt restructurings are evaluated for impairment.

Loans are evaluated for non-accrual status when principal or interest is delinquent for 90 days or more and are placed on non-accrual status when a loan is specifically determined to be impaired. Any unpaid interest previously accrued on those loans is reversed from income. Any subsequent payments are applied to income on a cash basis unless, in management’s opinion, a potential for loss remains, until such loans are restored to accrual status. The loan will return to accrual status once the borrower has given evidence of the ability to resume payment on the impaired loan, as stated in the original contract.

Management actively monitors the Company’s asset quality, charges off loans against the allowance for loan losses and provides specific loss reserves when appropriate. Although management believes it uses the best current information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic or other qualitative and quantitative factors differ substantially from the conditions in the assumptions used in making the initial determinations.

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income (loss). The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other invested assets, are reviewed quarterly for possible other-than-temporary decline in value. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other than temporary, would result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in consolidated earnings as realized losses. As of March 31, 2008 and December 31, 2007, the Company had no held to maturity or trading securities.

Defined Benefit Plans

The Company sponsors a qualified defined benefit cash balance pension plan (the “Qualified Plan”), which covers substantially all full-time employees and a Supplemental Executive Retirement Plan (“SERP”), a non-qualified, unfunded plan to provide benefits to a select group of current and former, highly compensated employees. The SERP provides benefits that would otherwise be provided under the Qualified Plan but for maximum benefit and compensation limits applicable under the Internal Revenue Code of 1986, as amended.

The benefit cost and obligation are dependent on numerous factors resulting from actual plan experience and assumptions of future experiences. The assumptions include discount rates, inflation, salary growth and long-term return on plan assets.

Income Taxes

During the first quarter of each year, the Company develops its expected annual effective income tax rate (the “Annual Effective Tax Rate”). Provisions for interim period income taxes are based on amounts reported in the consolidated statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities) utilizing the Annual Effective Tax Rate, unless circumstances change during the year, in which case the expected effective tax rate is adjusted.

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

Valuation allowances for deferred tax assets which the Company believes do not meet the “more likely than not” criteria established by SFAS 109 have been established. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through the reduction of the valuation allowance which would result in a benefit to its results of operations in the period in which the benefit is

M&F BANCORP, INC.

determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination, were created as a result of share-based payments or were associated with components of Other Comprehensive Income (Loss) (“OCI”).

Executive Overview

The Company generated the majority of its interest and non-interest income in the first three months of 2008 and 2007 from traditional banking services—lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, pursuing strategic relationships for deposits and increasing variable rate products.

As management looks to the remainder of 2008, it remains focused on the following areas:

•

Fully leveraging recent technology enhancements — including the core information and ancillary systems migration, increasing automation of processes and creation of management information systems, the opportunity to expand the Company’s virtual footprint in the era of electronic banking, as well as providing a foundation for introduction of new products and services;

•	Reinvigorating relationship banking — with the goal of linking organic loan growth and related core deposit capture;

•	Managing risk associated with interest rate volatility through a more focused and effective asset liability management process;

•	Integrating resources such as people, processes and systems to improve operating efficiencies.

•	Implementing and monitoring the integration of MCSB — including its cultures, systems, customers, and staff.

Financial Condition

The asset, liability, and capital growths are primarily the result of the acquisition of MCSB in March 2008, as outlined in Note 2 to the Consolidated Financial Statements.

Total assets increased 24.62%, or $54.7 million, to $276.9 million as of March 31, 2008 from $222.2 million at December 31, 2007. Total assets acquired from MCSB were $64.6 million. Cash and cash equivalents increased $8.3 million or 45.92%, to $26.5 million as of March 31, 2008, compared to $18.2 million at December 31, 2007. Cash acquired from MCSB was $13.9 million. Loans increased 32.4%, or $47.3 million, to $193.4 million as of March 31, 2008, from $146.1 million as of December 31, 2007. Gross loans acquired from MCSB were $43.8 million.

The investment portfolio balance as of March 31, 2008 was $40.1 million compared to $43.6 million as of December 31, 2007, a net decrease of $3.5 million, or 7.96%. The entire investment portfolio was classified as available-for-sale and was comprised of investment-grade securities. No securities were purchased during the three months ended March 31, 2008.

Deposits increased 28.85%, or $49.6 million, to $221.7 million as of March 31, 2008 from $172.1 million at December 31, 2007. Total deposits acquired from MCSB were $49.3 million.

Total other borrowings increased $9.3 million or 66.72% at March 31, 2008 as compared to December 31, 2007. $0.3 million of the increase was the result of the company activating its line of credit for acquisition related expenditures. Further, $9.1 million of other borrowings were assumed from MCSB.

Total shareholders’ equity increased to $26.7 million as of March 31, 2008, compared with $22.2 million as of December 31, 2007. The increase was composed of net income of $1.6 million for the three months ended March 31, 2008, an increase of shares issued, net of registration costs, valued at $3.0 million in connection with the MCSB acquisition, and OCI of $0.2 million. The increase was offset by dividends declared of $0.1 million and a change in accounting principle related to split-dollar contract life insurance of $0.2 million.

M&F BANCORP, INC.

Results of Operations

Net income for the three months ended March 31, 2008, increased $1.2 million, or 281.12%, to $1.6 million, compared to net income of $0.4 million for the same period in 2007. The increase is primarily a result of a $1.8 million extraordinary gain from application of a credit excess in the purchase of MCSB. Net income from operations decreased $0.6 million to a loss of $0.2 million primarily as a result of a $0.3 million decrease in net interest income and a $0.4 million decrease in non-interest income.

Total interest income decreased $0.9 million or 24.00%, to $ 3.1 million for the three months ended March 31, 2008, compared to $4.0 million for the comparable period in 2007. Interest income on loans decreased $0.4 million primarily due to a decrease in average loans outstanding to $147.8 million from $153.8 million, coupled with a decrease in yield from 7.58% to 6.79% for the three months ended March 31, 2007 and 2008, respectively. Interest income on securities decreased $0.2 million or 33.88%, when comparing the three months ended March 31, 2008 with the same period in 2007.

Total interest expense decreased by $0.7 million for the three months ended March 31, 2008 as compared to the same period in 2007. During the three months ended March 31, 2008, the Company modestly decreased the loan loss provision from the three months ended March 31, 2007. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio.

Non-interest income decreased $0.4 million or 47.14% for the three months ended March 31, 2008 as compared to the same period in 2007. The decrease was primarily a result of a $0.1 million decrease in realized gain on the sale of loans and a $0.2 million decrease in net realized gains on sale of available for sale securities.

Non-interest expense increased $0.2 million for the three months ended March 31, 2008 as compared to the same period in 2007. This increase was primarily the result of a $0.2 million increase in professional fees. Information technology expenses increased $0.1 million for the three months March 31, 2008 as compared to the same period in 2007.

M&F BANCORP, INC.

	AVERAGE BALANCES AND INTEREST INCOME ANALYSIS
	For The Three Months Ended March 31 ,
	2008			2007
	Average Balance	Average Yield/Cost	Interest Income/ Expense	Average Balance	Average Yield/Cost	Interest Income/ Expense
dollars in thousands
Assets
Loans (1)	$147,801	6.79%	$2,510	$153,760	7.58%	$2,915
Taxable securities	24,330	5.29%	322	38,769	5.72%	554
Nontaxable securities(2)	15,446	6.01%	232	15,437	6.53%	252
Interest-bearing deposits	11,034	3.30%	91	31,066	5.00%	388

Total interest-earning assets	198,611	6.35%	3,155	239,032	6.88%	4,109
Cash and due from banks	235			3,103
All other assets	18,070			16,507

Total assets	$216,916			$258,642

Liabilities and Shareholders’ equity
Demand deposits	$20,230	1.19%	$60	$22,996	1.34%	$77
Savings deposits	49,151	1.64%	201	65,769	2.23%	366
Time deposits	73,558	3.85%	708	95,424	4.75%	1,133

Interest-bearing deposits	142,939	2.71%	969	184,189	3.42%	1,576
Borrowings	14,107	4.31%	152	17,409	4.80%	209

Total interest-bearing liabilities	157,046	2.86%	1,121	201,598	3.54%	1,785

Noninterest-bearing deposits	34,708			31,476
Other liabilities	2,248			3,716
Shareholders’ equity	22,914			21,852

Total liabilities and shareholders’ equity	$216,916			$258,642

Net interest income			$2,034			$2,324

Net yield on earning assets (2)(3)		4.10%			3.89%
Interest rate spread(4)		3.49%			3.34%

1.	Non-accrual loans have been included.
2.	Yields on nontaxable securities have been adjusted to a tax equivalent basis using the federal rate of 34.00%. Taxable-equivalent adjustments of $78 thousand in 2008 and $86 thousand in 2007 are included in the calculation of nontaxable securities interest income.
3.	Net yield on earning assets is computed by dividing net interest earned by total average interest earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC.

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The allowance for loan losses as of March 31, 2008, was $2.6 million or 1.3% of total loans outstanding, compared with $1.9 million or 1.3% of total loans outstanding as of December 31, 2007. The loan loss allowance as of March 31, 2008, increased as a result of the assumption of $0.7 million in loan loss reserves in connection with the MCSB acquisition. Management makes a quarterly assessment of the Company’s delinquency ratios, charge-off history, and the composition of loans in the portfolio, as well as the impact of certain loans achieving unclassified status as of the end of the period. Management also considers nonperforming assets and total classified assets in establishing the allowance for loan losses.

The allowance for loan losses is maintained at a level considered by management to be sufficient to absorb loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of loan charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb losses inherent within the portfolio. Loans are charged against the allowance when management determines that a loan is uncollectible based on approved corporate loan policies. Loans determined to be classified as loss are charged to the allowance at 100% of the remaining principal balance.

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

For additional information and the activity in the allowances for loan losses for the quarter ended March 31, 2008 see Note 5 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.

For additional information regarding nonperforming assets as of March 31, 2008 and December 31, 2007, see Note 4.

Non-accrual loans increased from $1.5 million as of December 31, 2007 to $3.3 million as of March 31, 2008. Management considers the allowance for loan losses of $ 2.6 million as of March 31, 2008 to be sufficient to cover the probable loan losses for these loans. Management will continue to monitor all non-accrual loan relationships to gain visibility to improvement or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

There were no loans restructured during the three months ended March 31, 2008.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory

M&F BANCORP, INC.

requirements. The liquidity ratio is defined as the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities with remaining stated maturities of less than one year divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). The Company’s liquidity position decreased from 14.99% as of December 31, 2007 to 13.48% as of March 31, 2008. Management believes that core deposit activity, available borrowing capacity from the FHLB and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. As of March 31, 2008 the regulatory capital levels of the Company and of the Bank were as indicated below:

	March 31, 2008
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$29,421	13.95%	$16,906	8.00%		n/a
The Bank	$29,480	13.96%	$16,888	8.00%	$21,110		10.00%

Tier 1 (to risk weighted assets)
The Company	$26,839	12.73%	$8,453	4.00%		n/a
The Bank	$26,898	12.74%	$8,444	4.00%	$12,666		6.00%

Tier 1 (to Average total assets)
The Company	$26,839	12.28%	$8,740	4.00%		n/a
The Bank	$26,898	12.32%	$8,731	4.00%	$10,913		5.00%

M&F BANCORP, INC.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 — Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and disclosures. The Company’s Board of Directors, operating through its Audit Committee, which is composed entirely of independent directors, provides oversight of the Company’s financial reporting and disclosure processes and other regulatory filings and release of public information.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Accounting Officer (its principal executive officer and principal financial officer, respectively), has concluded, based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

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

Item 1a — Risk Factors

Not applicable.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of M&F Bancorp, Inc., incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of M&F Bancorp, Inc., adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3 (iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(i)	Employment Agreement dated January 12, 2007 among Kim D. Saunders, the Company and the Company, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 18, 2007.

Exhibit (10)(ii)	Agreement of Plan of Reorganization and Acquisition by and among the Company, the Company and MCSB dated August 9, 2007 and incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Allan E. Sturges.

M&F BANCORP, INC.

Exhibit (32)	Certification Pursuant to 18 U.S.C. 1350.

M&F BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date:	May 20, 2008	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	May 20, 2008	By:	/s/ Allan E. Sturges
Allan E. Sturges
Principal Accounting Officer