Form 10-Q
period 2008-06-30
M&F BANCORP INC /NC/
filed 2008-08-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Common Stock no par value 2,031,337

Outstanding at August 13, 2008

M&F BANCORP, INC

i

M&F BANCORP, INC

PART I

FINANCIAL INFORMATION

Item 1 — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

dollars in thousands	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,763	$18,172
Investment securities available for sale, at fair value	38,697	43,612
Other invested assets	1,753	1,269
Loans	197,699	146,080
Less allowances for loan losses	(2,618)	(1,897)

Loans, net	195,081	144,183

Interest receivable	1,399	1,235
Bank premises and equipment, net	5,215	5,636
Cash surrender value of bank-owned life insurance	5,190	4,951
Other real estate owned	1,189	338
Other assets	5,347	2,822

TOTAL ASSETS	$272,634	$222,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Interest-bearing deposits	$176,873	$142,150
Noninterest-bearing deposits	42,454	29,904

Total deposits	219,327	172,054

Federal funds purchased	—	10,000
Other borrowings	23,019	14,004
Other liabilities	4,580	4,000

Total liabilities	246,926	200,058

Shareholders’ equity:
Common stock, no par value, 5,000,000 shares authorized; 2,031,337 and 1,685,646 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	8,732	5,901
Retained earnings	17,496	16,617
Accumulated other comprehensive loss	(520)	(358)

Total shareholders’ equity	25,708	22,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$272,634	$222,218

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
dollars in thousands except per share data	2008	2007	2008	2007
Interest income:
Loans, including fees	$3,260	$2,826	$5,771	$5,741
Investment securities, including dividends
Taxable	303	733	625	1,287
Tax-exempt	153	169	307	335
Cash and cash equivalents	109	255	200	643

Total interest income	3,825	3,983	6,903	8,006

Interest expense:
Deposits	1,015	1,453	1,984	3,029
Borrowings	236	208	388	417

Total interest expense	1,251	1,661	2,372	3,446

Net interest income	2,574	2,322	4,531	4,560
Less provision for loan losses	45	13	63	49

Net interest income after provision for loan losses	2,529	2,309	4,468	4,511

Noninterest income:
Service charges	397	378	698	669
Rental income	86	33	147	139
Cash surrender value of life insurance	50	68	98	114
Realized gain on sale of loan	—	—	—	97
Realized gain on sale of securities	—	—	5	244
Other income	121	31	185	157

Total noninterest income	654	510	1,133	1,420

Noninterest expense:
Salaries and employee benefits	1,625	1,263	2,812	2,471
Occupancy and equipment	830	477	1,209	1,059
Directors fees	64	35	136	78
Marketing	180	84	307	180
Professional fees	420	242	818	515
Information technology	375	198	633	277
Other	365	427	737	730

Total noninterest expense	3,859	2,726	6,652	5,310

(Loss) income before income taxes	(676)	93	(1,051)	621
Income tax (benefit) expense	(282)	1	(456)	116

(Loss) income before extraordinary gain from acquisition	(394)	92	(595)	505
Extraordinary gain, application of credit excess from acquisition	42	—	1,816	—

Net (loss) income	$(352)	$92	$1,221	$505

Basic and diluted earnings per share of common stock:
(Loss) income before extraordinary gain from acquisition	$(0.19)	$0.05	$(0.32)	$0.30
Extraordinary gain, application of credit excess from acquisition	$0.02	$—	$0.97	$—
Net (loss) income	$(0.17)	$0.05	$0.65	$0.30

Weighted average shares of common stock outstanding:
Basic	2,031,337	1,685,646	1,864,190	1,685,646
Diluted	2,031,337	1,688,597	1,864,190	1,689,783

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

dollars in thousands	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2006	1,685,646	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income	—	—	505		505
Other comprehensive loss	—	—		(565)	(565)

Dividends declared ($0.10 per share)	—	—	(169)		(169)

Balances as of June 30, 2007	1,685,646	$5,901	$16,363	$(731)	$21,533

Balances as of December 31, 2007, as previously reported	1,685,646	$5,901	$16,617	$(358)	$22,160
Split-dollar contract life insurance from adoption of accounting principle	—	—	(158)	—	(158)

Balances as of January 1, 2008, as adjusted	1,685,646	$5,901	$16,459	$(358)	$22,002

Comprehensive income:
Net income	—	—	1,221		1,221
Other comprehensive loss	—	—		(162)	(162)
Acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)	345,691	2,831			2,831
Dividends declared ($0.10 per share)	—	—	(184)		(184)

Balances as of June 30, 2008	2,031,337	$8,732	$17,496	$(520)	$25,708

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
dollars in thousands	2008	2007
Cash flows from operating activities:
Net income	$1,221	$505
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Extraordinary gain, application of credit excess from acquisition	(1,816)	—
Provision for loan losses	63	49
Depreciation and amortization	517	352
Loss from disposals of bank premises and equipment	31	—
Investment amortization (accretion), net	6	(63)
Purchase accounting amortization and accretion, net	(9)	—
Deferred loan origination fees, net	10	(178)
Impairment—non-marketable equity security	—	22
Gains on sale of available for sale securities	(5)	(244)
Gain on sale of loan	—	(97)
Increase in cash surrender value of life insurance	(99)	(94)
Impairment of other real estate owned	—	11
Changes in:
Accrued interest receivable and other assets	(103)	122
Other liabilities	(1,003)	(51)

Net cash (used in) provided by operating activities	(1,187)	334

Cash flows from investing activities:
Cash acquired in acquisition of MCSB	13,916	—
Activity in available-for-sale securities:
Sales	—	2,568
Maturities, prepayments and calls	8,493	10,365
Principal collections	1,451	461
Purchases	(1,072)	(26,094)
Net (increase) decrease in loans	(8,663)	13,028
Proceeds from sale of loans	—	1,835
Proceeds from sale of other real estate owned	3	—
Purchases of bank premises and equipment	(126)	(258)
Proceeds from maturity of bank-owned life insurance policies	—	473

Net cash provided by investing activities	14,002	2,378
Cash flows from financing activities:
Net decrease in deposits	(2,002)	(23,863)
Net change in federal funds purchased	(10,000)	—
Proceeds from other borrowings	825	5,000
Repayments of other borrowings	(861)	(5,052)
Cash dividends	(186)	(169)

Net cash used in financing activities	(12,224)	(24,084)

Net increase (decrease) in cash and cash equivalents	591	(21,372)
Cash and cash equivalents as of the beginning of the period	18,172	37,460

Cash and cash equivalents as of the end of the period	$18,763	$16,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$2,132	$3,385
Income taxes	130	—

See notes to consolidated financial statements.

M&F BANCORP, INC

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the Emerging Issues Task Force (“EITF”) conclusion under EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee. Under the provision of these Statements, a liability should be accrued equal to the actuarial present value of the future death benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-4 as of January 1, 2008; adoption of these provisions resulted in an increase in other liabilities of approximately $0.2 million with the offset reflected as a cumulative-effect adjustment to retained earnings.

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

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement shall be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Auditing (United States) (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

2. Acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)

On March 28, 2008 the Company completed the acquisition of 100% of the outstanding stock of MCSB. The consolidated statements of income do not include the operations for MCSB prior to the acquisition on March 28, 2008.

The acquisition was accounted for as a purchase by the Company of MCSB using the purchase method of accounting; accordingly, the assets and liabilities of MCSB have been recorded at their respective fair values on the date the acquisition was completed. The acquisition was effected by the issuance of shares of the Company’s common stock to MCSB shareholders, subject to the assertion of dissenters’ rights. Except where dissenters’ rights were asserted, each share of MCSB common stock was exchanged for one share of the Company’s common stock. The shares of the Company’s common stock issued were recorded at $8.73 per share. This represented the average of the closing share prices of the Company’s common stock on the day of, and for the period two days prior and two days after August 10, 2007, the day of the announcement of the acquisition.

In the acquisition, shareholders of MCSB received 345,691 shares of the Company’s stock valued at $3.0 million, a liability was established for dissenters’ rights payments totaling $0.2 million, and purchase price consideration was reduced by registration costs of $0.2 million. In addition, the Company incurred $0.8 million in direct acquisition costs which are included in other liabilities. Included in this amount is a severance benefit for Mutual employees terminated within 60 days after the acquisition, equal to two weeks salary plus a further one week’s salary for each year of credited service with MCSB in excess of two years, with the minimum severance of four weeks’ salary. The purchase price allocation is as follows:

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

dollars in thousands	Amount
Cash and cash equivalents	$13,916
Investment securities	4,139
—
Loans, gross	43,844
Allowance for loan losses	(681)

Loans, net	43,163
—
Other assets	3,346
Deposits	(49,316)
Other borrowings	(9,062)
Other liabilities	(1,381)
Extraordinary gain, credit excess	(1,816)

Purchase price	$2,989

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

On April 10, 2008, a dissenting MCSB shareholder requested a payout of his 18,028 shares under dissenters’ rights. This shareholder requested a payment per share that was greater than the Company’s estimate of the fair value of its shares, as previously offered and paid by the Company. The dissenting shareholder continues to correspond with the Company regarding the fair value of MCSB’s shares. The Company believes that the dissenting shareholder did not timely commence court proceedings and has forfeited the right to judicial appraisal to determine the fair value of the shares and accrued interest.

The following pro-forma information, for the three and six-month periods ended June 30, 2008 and 2007, reflects the Company’s estimated consolidated results of operations as if the acquisition occurred at January 1 of the respective periods, unadjusted for any anticipated cost savings resulting from the acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

	Pro Forma Consolidated Results of Operations For the Three Months Ended June 30,		Pro Forma Consolidated Results of Operations For the Six Months Ended June 30,
dollars in thousands, except per share data	2008	2007	2008	2007
Net interest income	2,535	2,899	4,926	5,710
Provision for loan losses	49	(22)	223	32
Noninterest income	654	312	3,001	2,166
Noninterest expense	3,858	3,815	7,756	7,320
Net income (loss) after taxes and before extraordinary gain	(428)	(1,484)	411	(690)
Extraordinary gain	42	42	1,816	1,816
Net income	(386)	(1,442)	2,070	1,126

(Loss) earnings per share of common stock before extraordinary gain:
Basic and diluted	$(0.21)	$(0.72)	$0.20	$(0.34)

(Loss) earnings per share of common stock after extraordinary gain:
Basic and diluted	$(0.19)	$(0.70)	$1.02	$0.55

Weighted average shares of common stock:
Basic and diluted	2,031,337	2,049,365	2,031,337	2,049,365

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares	2,031,337	1,685,646	1,864,190	1,685,646
Effect of dilutive stock options	—	2,951	—	4,137

Dilutive potential average common shares	2,031,337	1,688,597	1,864,190	1,689,783

The Company had 25,200 options outstanding as of June 30, 2008 and 2007. Options outstanding were anti-dilutive for the three and six-month periods ended June 30, 2008.

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

4. Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina. The Company’s loans, classified by type were as follows:

	June 30,	December 31,
dollars in thousands	2008	2007
Real estate-construction	$4,040	$9,170
Real estate-mortgage	176,858	125,864
Commercial, financial and agricultural	10,385	5,595
Consumer	5,501	4,367
All other loans	1,120	1,279

	197,904	146,275

Less: Deferred loan origination fees, net	205	195

Total loans	$197,699	$146,080

Nonperforming assets were as follows:

	June 30,	December 31,
dollars in thousands	2008	2007
Nonaccrual loans	$3,587	$1,543
Loans 90 days or more past due and still accruing interest	—	—
Other real estate owned	1,189	338

Total nonperforming assets	$4,776	$1,881

Percentage of total assets	1.75%	0.52%
Total nonperforming assets to total loans	2.42%	1.29%
Total nonperforming assets to total assets	1.75%	0.85%
Total allowance for loan loss to nonperforming assets	54.82%	100.85%

The Company’s total allowance for loan loss to nonperforming assets decreased from 100.85% to 54.82%, while nonaccrual loans increased from $1.5 million to $3.6 million at December 31, 2007 and June 30, 2008, respectively. The Company obtained $1.6 million in nonaccrual loans from the acquisition of MCSB, and evaluated the collateral for each loan to ensure adequacy of allowance coverage. It is the opinion of management that the allowance adequately addresses the risk of loss for nonaccrual and impaired loans in the Company’s portfolio.

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

5. Allowances for Loan Losses

Allowances for loan losses consisted of the following:

	For the Six Months Ended June 30,
dollars in thousands	2008	2007
Balances at beginning of the period	$1,897	$2,501
Loans charged off:
Commercial	—	—
Real estate	—	274
Demand deposit overdraft program	31	34
Installment loans to individuals and other	3	2

Total charge-offs	34	310

Recoveries of loans previously charged off:
Commercial	—	1
Real estate	6	67
Demand deposit overdraft program	4	6
Installment loans to individuals and other	1	—

Total recoveries	11	74

Net charge-offs	(23)	(236)

Provision charged to operations	63	49

Balances at end of the period	1,937	2,314
Allowance for loan losses acquired from MCSB	681	—

Balances at the end of the period	$2,618	$2,314

6. Common Stock Dividends

On March 25, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to all shareholders of record on March 25, 2008, which was paid on April 10, 2008. The dividend was accrued on the March 25, 2008 declaration date and, accordingly, reduced shareholders’ equity by approximately $0.1 million. On June 13, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to all shareholders of record on July 3, 2008, payable on July 10, 2008. The dividend was accrued on the June 11, 2008 declaration date and, accordingly, reduced shareholders’ equity by approximately $0.1 million.

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

7. Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan that provides benefits to certain current and former executives.

The components of the net periodic benefit cost which are reflected in salaries and benefits for the six months ended June 30, 2008 and 2007 were as follows:

	Qualified Defined Benefit Plan		Non-qualified Supplemental Benefit Plan
dollars in thousands	2008	2007	2008	2007
Service cost	$54	$64	$—	$—
Interest cost	125	107	58	55
Expected return on plan assets	(151)	(153)	0	0
Amortization of prior service cost	(7)	(7)	2	2
Amortization of net loss	15	0	0	0

Net periodic cost	$36	$11	$60	$57

The Company provides post-retirement benefits to certain former executive officers. In 2008, a liability was established to record certain split-dollar insurance contract benefits to specified current and former executive officers. As of June 30, 2008, the amount of this liability was $0.2 million and is reflected in other liabilities.

8. Comprehensive (Loss) Income

Comprehensive loss includes net income (loss) and all other changes to the Company’s equity, with the exception of transactions with shareholders. The Company’s other comprehensive loss and accumulated other comprehensive loss are comprised of unrealized gains and losses on certain investments in debt securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
dollars in thousands (unaudited)	2008	2007	2008	2007
Net (loss) income	$(352)	$92	$1,221	$505

Items of other comprehensive loss, before tax:
Unrealized losses on securities available for sale, net	(579)	(678)	(258)	(675)
Reclassification adjustments for net unrealized losses included in income before income tax benefit	—	—	(5)	(244)

Other comprehensive loss, before tax benefit	(579)	(678)	(263)	(919)
Less: Changes in deferred income taxes related to change in unrealized losses on securities available for sale	(223)	(261)	(101)	(354)

Other comprehensive loss, net of taxes	(356)	(417)	(162)	(565)

Comprehensive (loss) income	$(708)	$(325)	$1,059	$(60)

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

9. Bank Premises and Equipment

During the second quarter of 2008, management conducted an in-depth review of the Company’s fixed assets and identified an error in its disclosure of the Company’s estimate of the useful lives for premises, erroneously stating that the estimated useful lives for premises, “range from 15 to 30 years”, whereas in practice the estimated useful lives for premises has ranged from 40 to 50 years. As such, this error had no impact on the Company’s financial position or results of operation. The Board of the Company’s subsidiary has approved an updated policy with estimated useful lives for premises ranging from 30 to 50 years.

In addition, the review of the Company’s fixed assets identified that estimated useful lives of some assets should be revised. This has resulted in computer hardware and software being expensed in the quarter ended June 30, 2008 in the aggregate amount of $0.3 million, and other assets expensed in the aggregate amount of $0.03 million, which expenses are reflected in the results of operations in occupancy and equipment for the three and six months ended June 30, 2008. These changes in estimate have been applied prospectively, and have reduced net fixed assets as of June 30, 2008 by $0.3 million. The adjustment reduced net income by $0.2 million after tax, or $0.10 per share for the three and six months ended June 30, 2008.

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

11. Fair Value Measurement

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

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these instruments at June 30, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities. The Company has Level 2 securities at June 30, 2008.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has Level 3 assets and liabilities at June 30, 2008.

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

Foreclosed assets: Foreclosed assets are adjusted to fair value, less costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of June 30, 2008.

dollars in thousands Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Available for sale securities	$38,697	$—	$38,697	$—

Non-recurring:
Other real estate owned	1,189	—	1,189	—
Impaired loans	5,688	—	—	5,688

Total	$45,574	$—	$39,886	$5,688

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

The following discussion relates to the fair values of the acquisition of MCSB:

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

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

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

•

Alternative funding rates are based on Federal Home Loan Bank (“FHLB”) of Atlanta “Fixed Rate Credit Advance” rates for terms equal to the expected average economic life of deposits. Lower comparable rates have the effect of reducing the calculated core deposit intangible premium (Level 2 input).

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

FHLB of Atlanta Borrowing Valuation: A discounted cash flow analysis was utilized to determine the present value of the borrowings from the FHLB acquired in the transaction pursuant to SFAS No. 107 as amended by SFAS No. 157. The fair value of borrowed funds due within one year is the amount payable at the reporting date. The fair value of long term borrowed funds is estimated by discounting the future cash flows using the current rates at which similar loans could be obtained with similar credit ratings and for the same remaining maturities. FHLB advances are unique in that funds are available to member banks based on established size limitations and are not subject to pricing variations based on traditional credit ratings of the borrower as in a typical borrower/lender relationship. Consequently, the fair value adjustment only needs to take into account interest rate variations from the last date of pricing until the next re-pricing date in the case of adjustable rate credits and the next maturity date in the case of a fixed rate credit. Given the ready market information available to all member banks, this has been reflected in the table above as a Level 2.

The following table summarizes quantitative disclosures about the fair value for each category of assets initially recorded at fair value for the acquisition of MCSB.

dollars in thousands Description	MCSB Acquisition at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans, gross	$43,844	$—	$43,844	$—
Fixed assets	1,012	—	—	1,012
Time deposits	20,633	—	—	20,633
Borrowings	9,062	—	9,062	—

Total	$74,551	$—	$52,906	$21,645

*	Fair values as provided in appraisal reports prepared by external valuation experts for the acquisition of MCSB.

M&F BANCORP, INC

Notes to Consolidated Financial Statements, Continued

12. Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of June 30, 2008 and December 31, 2007, the Company had outstanding loan commitments (including available lines of credit) of approximately $28.5 million and $17.2 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.8 million and $3.3 million as of June 30, 2008 and December 31, 2007, respectively. These lines of credit and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit. As of June 30, 2008 and December 31, 2007, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of June 30, 2008 and December 31, 2007 were approximately $2.1 million and $0.8 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.1 million and $0.7 million as of June 30, 2008 and December 31, 2007, respectively.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of June 30, 2008, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $16.5 million from four money center banks. The Fed Funds Lines are renewed annually. Interest rates are stated as variable on a daily basis. No amounts were outstanding under the Fed Funds Lines as of June 30, 2008, nor were any amounts drawn down during the three-month or six month periods ended June 30, 2008.

M&F BANCORP, INC

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three and six month periods ended June 30, 2008, with the same periods in 2007. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three Month and Six Month Periods

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
dollars in thousands, except per share data	2008	2007	2008	2007
Earnings:
Net interest income	$2,574	$2,322	$4,531	$4,560
Provision for loan losses	45	13	63	49
Total noninterest income	654	510	1,133	1,420
Total noninterest expense	3,859	2,726	6,652	5,310
Income tax (benefit) expense	(282)	1	(456)	116
(Loss) income before extraordinary gain	(394)	92	(595)	505
Extraordinary gain	42	—	1,816	—
Net (loss) income	(352)	92	1,221	505

Net (loss) income per share before extraordinary gain:
Basic and diluted	$(0.19)	$0.05	$(0.32)	$0.30
Diluted	(0.19)	0.05	(0.32)	0.30

Net (loss) income per share after extraordinary gain:
Basic and diluted	(0.17)	0.05	0.65	0.30
Diluted	(0.17)	0.05	0.65	0.30

Average for period:
Assets	$277,374	$256,205	$248,496	$257,759
Loans	194,732	148,914	172,068	153,015
Deposits	221,792	211,111	200,625	214,023
Shareholders’ equity	27,977	21,720	24,949	21,734
Ratios before extraordinary gain:
(Loss) return on average assets (annualized)	(0.28)%	0.14%	(0.48)%	0.39%
(Loss) return on average equity (annualized)	(2.82)%	1.69%	(4.77)%	4.65%
Average equity to average assets	10.09%	8.48%	10.04%	8.43%
Efficiency ratio	119.55%	96.26%	117.44%	88.80%

Ratios after extraordinary gain:
(Loss) return on average assets (annualized)	(0.25)%	0.14%	0.98%	0.39%
(Loss) return on average equity (annualized)	(2.52)%	1.69%	9.79%	4.65%
Average equity to average assets	10.09%	8.48%	10.04%	8.43%
Efficiency ratio (annualized)	118.01%	96.26%	88.93%	88.80%

M&F BANCORP, INC

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or other similar expressions or the negative thereof are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans and deposits in the Company’s market areas, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which are only as of the date they were made. The Company wishes to advise readers that such risks and uncertainties, including the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

The Company follows the guidance of SFAS No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS No. 5 requires that losses be accrued when they are probable of occurring and estimable. SFAS No. 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s

M&F BANCORP, INC

effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 excludes, from impairment reporting, smaller balance and homogeneous loans, which are collectively evaluated for impairment. Therefore, the Company has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as doubtful, non-accrual, or troubled debt restructurings are evaluated for impairment.

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

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income (loss). The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other invested assets, are reviewed quarterly for possible other-than-temporary decline in value. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the individual held to maturity and available for sale securities below their costs that are other than temporary, would result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in the consolidated results of operations as realized losses. As of June 30, 2008 and December 31, 2007, the Company had no held to maturity or trading securities.

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

M&F BANCORP, INC

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

Executive Overview

The Company generated the majority of its interest and non-interest income in the first six months of 2008 and 2007 from traditional banking services: lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, pursuing strategic relationships for deposits and increasing variable rate loan products.

As management looks to the remainder of 2008, it remains focused on the following areas:

•	Improving its efficiency ratio;

•

Fully leveraging recent technology enhancements — including the core information and ancillary systems migration, increasing automation of processes and creation of management information systems, the opportunity to expand the Company’s virtual footprint in the era of electronic banking, as well as providing a foundation for introduction of new products and services;

•	Reinvigorating relationship banking — with the goal of linking organic loan growth and related core deposit capture;

•	Managing risk associated with interest rate volatility through a more focused and effective asset liability management process;

•	Integrating resources such as people, processes and systems to improve operating efficiencies; and

•	Monitoring the integration of MCSB — including its cultures, systems, customers, and staff.

The Company has notified its regulators of its intent to close or consolidate three branches in the third quarter of 2008. One branch is a limited service drive-up facility in Charlotte, NC. The services provided by that branch will be provided at the Company’s existing Charlotte branches. This limited service facility will be closed on or after September 15, 2008. Two other branches in Durham, NC will be consolidated into a nearby branch. One of these branches is a limited service facility. The other, the former main office of MCSB, is located in a leased space within a building sold by MCSB prior to the Company’s acquisition of MCSB. Under the terms of the lease the Company will vacate the premises on or before September 17, 2008. Subsequent to the consolidations, the Company will continue to have three full service branches in the city of Durham. The closure and consolidations are expected to reduce costs in the fourth quarter of 2008.

Financial Condition

The asset, liability, and capital growth are primarily the result of the acquisition of MCSB in March 2008, as outlined in Note 2 to the Consolidated Financial Statements.

Total assets increased 22.7%, or $50.4 million, to $272.6 million as of June 30, 2008 from $222.2 million at December 31, 2007. Total assets acquired from MCSB were $64.6 million. Cash and cash equivalents increased $0.6 million or 3.3%, to $18.8 million as of June 30, 2008, compared to $18.2 million at December 31, 2007. Cash acquired from MCSB was $13.9 million. Loans increased 35.3%, or $51.6 million, to $197.7 million as of June 30, 2008, from $146.1 million as of December 31, 2007. Gross loans acquired from MCSB were $43.8 million. The Company continues to increase its loan portfolio through organic growth, a net of $7.8 million year to date.

The investment portfolio balance as of June 30, 2008 was $38.7 million compared to $43.6 million as of December 31, 2007, a net decrease of $4.9 million, or 11.3%. The entire investment portfolio was classified as available-for-sale and was comprised of investment-grade securities. One security was purchased during the three months ended June 30, 2008. Investments acquired from MCSB were $4.1 million.

Deposits increased 27.5%, or $47.3 million, to $219.3 million as of June 30, 2008 from $172.1 million at December 31, 2007. Total deposits acquired from MCSB were $49.3 million.

Federal funds purchased decreased $10.0 million, and other borrowings increased $9.0 million or 64.4% at June 30, 2008 as compared to December 31, 2007. The Company assumed $9.1 million of borrowings from MCSB.

M&F BANCORP, INC

Total shareholders’ equity increased to $25.7 million as of June 30, 2008, compared with $22.2 million as of December 31, 2007. The increase was composed of net income of $1.2 million for the six months ended June 30, 2008, an increase of shares issued, net of registration costs, valued at $2.8 million in connection with the MCSB acquisition. The increase was offset by dividends declared of $0.2 million and a change in accounting principle related to split-dollar contract life insurance of $0.2 million, and other comprehensive loss of $0.2 million.

Results of Operations, Three Months Ended June 30, 2008 and 2007

Net (loss) income for the three months ended June 30, 2008, decreased $0.4 million, to a net loss of $0.4 million, compared to net income of $0.1 million for the same period in 2007. Net income from operations decreased $0.5 million to a loss of $0.4 million primarily as a result of a $1.1 million increase in non-interest expense, partially offset by a $0.3 million increase in net interest income before the provision for loan losses, and an increase in noninterest income of $0.1 million for the three months ended June 30, 2008 when compared to the three month period ended June 30, 2007.

Total interest income decreased $0.2 million or 4.0%, to $3.8 million for the three months ended June 30, 2008, compared to $4.0 million for the comparable period in 2007. Interest income on loans increased $0.4 million primarily due to an increase in average loans outstanding to $194.7 million from $148.9 million, partially offset by a decrease in yield to 6.7% from 7.59% for the three months ended June 30, 2008 and 2007, respectively. Interest income on securities decreased $0.5 million or 49.5%, when comparing the three months ended June 30, 2008 with the same period in 2007. During 2007 the Company decreased its investment portfolio, with the proceeds used to decrease the Company’s high cost brokered deposit portfolio, resulting in the impact on interest income from investments. Total interest expense decreased by $0.4 million for the three months ended June 30, 2008 as compared to the same period in 2007, a combination of the decrease in brokered deposits and a decrease in the average cost of interest-bearing deposits of 107 basis points (“bp”) from 3.32% for the three months ended June 30, 2007 to 2.25% for the three months ended June 30, 2008.

During the three months ended June 30, 2008, the Company modestly increased the expense for loan loss provision from the three months ended June 30, 2007. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. In the acquisition, the provision from MCSB was reflected as an increase in the allowances for loan losses on the consolidated balance sheets, but did not affect the expense recorded.

Non-interest income increased $0.1 million or 28.2% for the three months ended June 30, 2008 as compared to the same period in 2007. The increase was primarily a result of increased service charge income on the larger deposit base, and increased rental income during the three months ended June 30, 2008.

Non-interest expense increased $1.1 million for the three months ended June 30, 2008 as compared to the same period in 2007. This increase was in part the result of the addition of former MCSB employees, together with Company’s decision to reassess its staffing needs after the acquisition of MCSB, resulting in increased salary expense and the accrual for severance benefits for those employees whose positions were eliminated, effective June 30, 2008 totaling $0.4 million. During the six months ended June 30, 2008, the Company completed a review of premises and equipment and recorded an expense of $0.3 million ($0.2 million net of taxes, or $0.10 per share), for a change in estimated useful lives of long-lived assets. Other noninterest expenses increased due to duplication of systems during the integration of MCSB, marketing costs associated with customer communications regarding the effect of the acquisition on customers, an increase in legal fees of $0.1 million, and an increase in temporary help of $0.1 million, associated with the acquisition.

M&F BANCORP, INC

	AVERAGE BALANCES AND INTEREST INCOME ANALYSIS For The Three Months Ended June 30,
	2008			2007
	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense
dollars in thousands
Assets
Loans(1)	$194,732	6.70%	$3,260	$148,914	7.59%	$2,826
Taxable securities	23,601	5.14%	303	51,516	5.69%	733
Nontaxable securities(2)	14,866	6.24%	232	16,170	6.33%	256
Interest-bearing deposits and fed funds	21,784	2.00%	109	19,918	5.12%	255

Total interest-earning assets	254,983	6.12%	3,904	236,518	6.88%	4,070
Cash and due from banks	5,234			3,991
Allowances for loan loss	(2,663)			(2,531)
All other assets	19,820			18,227

Total assets	$277,374			$256,205

Liabilities and Shareholders’ equity
Demand deposits	$57,677	1.69%	$244	$21,956	1.42%	$78
Savings deposits	30,442	0.45%	34	56,699	1.90%	270
Time deposits	92,084	3.20%	737	96,590	4.58%	1,105

Interest-bearing deposits	180,203	2.25%	1,015	175,245	3.32%	1,453
Borrowings	22,983	4.11%	236	17,779	4.68%	208

Total interest-bearing liabilities	203,186	2.46%	1,251	193,024	3.44%	1,661

Noninterest-bearing deposits	41,589			35,866
Other liabilities	4,622			5,595
Shareholders’ equity	27,977			21,720

Total liabilities and shareholders' equity	$277,374			$256,205

Net interest income			$2,653			$2,409

Net yield on earning assets (2)(3)		4.16%			4.07%
Interest rate spread(4)		3.66%			3.44%

1.	Non-accrual loans have been included.
2.	Yields on nontaxable securities have been adjusted to a tax equivalent basis using the federal rate of 34.00%.
3.	Net yield on earning assets is computed by dividing net interest earned by total average interest earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC

Results of Operations, Six Months Ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008, increased $0.7 million, or 141.8%, to $1.2 million, compared to net income of $0.5 million for the same period in 2007. The increase is primarily a result of a $1.8 million extraordinary gain from application of a credit excess in the purchase of MCSB. Net income from operations decreased $1.1 million to a loss of $0.6 million primarily as a result of a $1.3 million increase in noninterest expense during the six month period ended June 30, 2008 compared to the same period in 2007.

Total interest income decreased $1.1 million or 13.8%, to $6.9 million for the six months ended June 30, 2008, compared to $8.0 million for the comparable period in 2007. Interest income on loans was relatively unchanged between the periods. Interest income on securities decreased $0.7 million or 42.5%, when comparing the six months ended June 30, 2008 with the same period in 2007. During 2007 the Company decreased its investment portfolio, with the proceeds used to decrease the Company’s high cost brokered deposit portfolio, resulting in the impact on interest income from investments. Total interest expense decreased by $1.1 million or 31.2% for the six months ended June 30, 2008 as compared to the same period in 2007. As the result of the balance sheet changes mentioned above, the interest cost of high yield deposits held in 2007 and not in 2008 was the primary driver of this reduction, thus improving the Company’s net interest margin by 23 bp.

During the six months ended June 30, 2008, the Company modestly increased the loan loss provision compared against the same period ended June 30, 2007. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. In the acquisition, the provision from MCSB was reflected as an increase in the allowances for loan losses on the consolidated balance sheets, but did not affect the expense recorded.

Non-interest income decreased $0.3 million or 20.2% for the six months ended June 30, 2008 as compared to the same period in 2007. The decrease was primarily a result of a $0.1 million decrease in realized gain on the sale of loans and a $0.2 million decrease in net realized gains on sale of available for sale securities, another impact of the balance sheet changes.

Non-interest expense increased $1.3 million or 25.3% for the six months ended June 30, 2008 as compared to the same period in 2007. This increase was in part the result of the addition of former MCSB employees, together with Company’s decision to reassess its staffing needs after the acquisition of MCSB, resulting in increased salary expense and the accrual for severance benefits for those employees whose positions were eliminated, effective June 30, 2008 totaling $0.4 million. During the six months ended June 30, 2008, the Company completed a review of premises and equipment and recorded an expense of $0.3 million ($0.2 million net of taxes, or $0.10 per share), for a change in estimated useful lives of long-lived assets. Noninterest expenses also increased due to duplication of systems during the integration of MCSB, marketing costs associated with the communications about the effect of the acquisition on customers, a $0.1 million increase in legal fees and a $0.2 million increase in audit fees.

M&F BANCORP, INC

	AVERAGE BALANCES AND INTEREST INCOME ANALYSIS For The Six Months Ended June 30,
	2008			2007
	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense
dollars in thousands
Assets
Loans(1)	$172,068	6.71%	$5,771	$153,015	7.50%	$5,741
Taxable securities	24,021	5.20%	625	45,715	5.63%	1,287
Nontaxable securities(2)	15,159	6.13%	465	15,985	6.33%	506
Interest-bearing deposits and fed funds	16,619	2.41%	200	25,745	5.00%	643

Total interest-earning assets	227,867	6.20%	7,061	240,460	6.80%	8,177
Cash and due from banks	4,809			2,702
Allowances for loan loss	(2,241)			(2,445)
All other assets	18,061			17,042

Total assets	$248,496			$257,759

Liabilities and Shareholders' equity
Demand deposits	$50,319	1.86%	$468	$22,721	1.36%	$155
Savings deposits	28,767	0.49%	71	61,873	2.06%	636
Time deposits	83,200	3.47%	1,445	97,144	4.61%	2,238

Interest-bearing deposits	162,286	2.45%	1,984	181,738	3.33%	3,029
Borrowings	18,709	4.15%	388	17,956	4.64%	417

Total interest-bearing liabilities	180,995	2.62%	2,372	199,694	3.45%	3,446

Noninterest-bearing deposits	38,339			32,285
Other liabilities	4,213			4,046
Shareholders' equity	24,949			21,734

Total liabilities and shareholders' equity	$248,496			$257,759

Net interest income			$4,689			$4,731

Net yield on earning assets (2)(3)		4.12%			3.93%
Interest rate spread(4)		3.58%			3.35%

1.	Non-accrual loans have been included.
2.	Yields on nontaxable securities have been adjusted to a tax equivalent basis using the federal rate of 34.00%.
3.	Net yield on earning assets is computed by dividing net interest earned by total average interest earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The allowance for loan losses as of June 30, 2008, was $2.6 million or 1.32% of total loans outstanding, compared with $1.9 million or 1.30% of total loans outstanding as of December 31, 2007. The loan loss allowance as of June 30, 2008, increased as a result of the assumption of $0.7 million in loan loss reserves in connection with the MCSB acquisition. Management makes a quarterly assessment of the Company’s delinquency ratios, charge-off history, and the composition of loans in the portfolio, as well as the impact of certain loans achieving unclassified status as of the end of the period. Management also considers nonperforming assets and total classified assets in establishing the allowance for loan losses.

The allowance for loan losses is maintained at a level considered by management to be sufficient to absorb loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of provision for loan losses and recoveries of previous charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb losses inherent within the portfolio. Loans are charged against the allowance when management determines that a loan is uncollectible based on approved corporate loan policies. Loans determined to be classified as loss are charged to the allowance at 100% of the remaining principal balance.

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

For additional information and the activity in the allowances for loan losses for the quarter ended June 30, 2008 see Note 5 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.

For additional information regarding nonperforming assets as of June 30, 2008 and December 31, 2007, see Note 4.

Non-accrual loans increased from $1.5 million as of December 31, 2007 to $3.6 million, and the total allowance for loan loss to nonperforming assets decreased from 100.85% to 54.82% as of June 30, 2008. Management considers the allowance for loan losses of $2.6 million as of June 30, 2008 to be sufficient to cover the probable loan losses for these loans. Management will continue to monitor all non-accrual loan relationships to gain visibility to improvement or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral. The Company obtained $1.6 million in nonaccrual loans from the acquisition of MCSB, and evaluated the collateral for each loan to ensure adequacy of allowance coverage. It is the opinion of management that the allowance adequately addresses the risk of loss for nonaccrual and impaired loans in the Company’s portfolio.

There were no loans restructured during the six months ended June 30, 2008 and June 30, 2007, respectively.

M&F BANCORP, INC

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is defined as the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities with remaining stated maturities of less than one year divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). The Company’s liquidity position decreased from 14.97% as of December 31, 2007 to 10.43% as of June 30, 2008. Management believes that core deposit activity, available borrowing capacity from the FHLB and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”) which enables depositors to receive Federal Deposit Insurance Corporation (“FDIC”) insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. As of June 30, 2008, the Company had $23.6 million in deposits through this program, of which four deposits totaling $19 million mature in November 2008. There is no guarantee that the Company will be able to maintain or replace these deposits. However, the Company has access to other funding sources if these deposits are not retained.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. As of June 30, 2008, the regulatory capital levels of the Company and of the Bank were as indicated below:

	June 30, 2008
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital ( to risk weighted assets)
The Company	$28,846	13.68%	$16,869	8.00%		n/a
The Bank	$28,565	13.58%	$16,834	8.00%	$21,042		10.00%

Tier 1 (to risk weighted assets)
The Company	$26,228	12.44%	$8,434	4.00%		n/a
The Bank	$25,947	12.33%	$8,417	4.00%	$12,625		6.00%

Tier 1 (to Average total assets)
The Company	$26,228	9.46%	$11,095	4.00%		n/a
The Bank	$25,947	9.36%	$11,085	4.00%	$13,857		5.00%

M&F BANCORP, INC

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 — Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), has concluded, based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.

There were no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

M&F BANCORP, INC

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

Not applicable.

Item 1a – Risk Factors

Not applicable.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

On June 10, 2008, at the annual meeting of the Company’s stockholders, the following proposals were voted on by stockholders:

Proposal 1.

To elect five people to serve on the Board of Directors of the Company until the 2009 annual meeting of stockholders or until their successors are elected and qualified.

	For	Against or Withheld
Willie T. Closs, Jr.	1,338,668	105,737
Michael L. Lawrence	1,345,601	98,804
Joseph M. Sansom	1,334,229	110,176
Maceo K. Sloan	1,355,307	89,098
Aaron L. Spaulding	1,368,690	75,715

Proposal 2.

To amend the Articles of Incorporation of the Company to eliminate cumulative voting rights in the election of directors.

For	Against	Abstentions	Broker Non-Votes
574,996	573,810	17,833	209,400

Proposal 3.

To amend the Articles of Incorporation of the Company to eliminate preemptive rights for stockholders.

For	Against	Abstentions	Broker Non-Votes
511,886	623,424	31,329	209,400

Proposal 4.

To ratify the appointment of McGladrey & Pullen, LLP as the independent auditor for the Company for the fiscal year ending December 31, 2008.

For	Against	Abstentions	Broker Non-Votes
1,311,002	36,657	28,380	—

M&F BANCORP, INC

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits

Exhibit No.	Description
Exhibit (3)(i)	Articles of Incorporation of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Bylaws of the Company, incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(iii)	Amended and Restated Article III, Section 5 of the Bylaws of the Company, adopted by the shareholders of M & F Bancorp, Inc. on April 20, 2002, incorporated by reference to Exhibit 3(iii) to the Form 10-QSB for the quarter ended March 31, 2002, filed with the SEC on May 14, 2002.

Exhibit (3)(iv)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3 (iv) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(v)	Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(i)	Employment Agreement dated January 12, 2007 among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K, filed with the SEC on January 18, 2007.

Exhibit (10)(ii)	Agreement of Plan of Reorganization and Acquisition by and among the Company, the Bank and MCSB dated August 9, 2007 and incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Lyn Hittle.

Exhibit (32)	Certification pursuant to 18 U.S.C 1350.

M&F BANCORP, INC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: August 14, 2008	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer