Form 10-Q
period 2008-09-30
M&F BANCORP INC /NC/
filed 2008-11-10
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Common Stock no par value 2,031,337

Outstanding at November 6, 2008

M&F BANCORP, INC

i

M&F BANCORP, INC

PART I

FINANCIAL

INFORMATION

Item 1 — Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
dollars in thousands	(Unaudited)
ASSETS
Cash and cash equivalents	$19,961	$18,172
Investment securities available for sale, at fair value	32,555	43,612
Other invested assets	1,702	1,269

Loans	204,918	146,080
Less allowances for loan losses	(2,637)	(1,897)

Loans, net	202,281	144,183

Interest receivable	1,464	1,235
Bank premises and equipment, net	5,065	5,636
Cash surrender value of bank-owned life insurance	5,249	4,951
Other real estate owned	1,189	338
Other assets	4,567	2,822

TOTAL ASSETS	$274,033	$222,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Interest-bearing deposits	$173,545	$142,150
Noninterest-bearing deposits	47,375	29,904

Total deposits	220,920	172,054
Federal funds purchased	—	10,000
Other borrowings	22,989	14,004
Other liabilities	4,721	4,000

Total liabilities	248,630	200,058

Shareholders’ equity:
Common stock, no par value, 5,000,000 shares authorized; 2,031,337 and 1,685,646 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	8,732	5,901
Retained earnings	17,488	16,617
Accumulated other comprehensive loss	(817)	(358)

Total shareholders’ equity	25,403	22,160

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$274,033	$222,218

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
dollars in thousands except per share data	2008	2007	2008	2007
Interest income:
Loans, including fees	$3,449	$2,750	$9,219	$8,491
Investment securities, including dividends
Taxable	317	605	942	1,892
Tax-exempt	140	168	447	503
Other	28	151	228	794

Total interest income	3,934	3,674	10,836	11,680

Interest expense:
Deposits	887	1,314	2,871	4,343
Borrowings	227	201	614	618

Total interest expense	1,114	1,515	3,485	4,961

Net interest income	2,820	2,159	7,351	6,719
Less provision for loan losses	137	10	200	59

Net interest income after provision for loan losses	2,683	2,149	7,151	6,660

Noninterest income:
Service charges	431	333	1,129	1,002
Rental income	79	48	226	187
Cash surrender value of life insurance	58	49	157	163
Realized gain on sale of loan	—	—	—	97
Realized gain on sale of securities	56	—	61	244
Realized gain on sale of other real estate owned	3	250	—	250
Other income	86	17	275	174

Total noninterest income	713	697	1,848	2,117

Noninterest expense:
Salaries and employee benefits	1,430	1,234	4,242	3,705
Occupancy and equipment	578	333	1,787	1,392
Directors fees	68	57	205	135
Marketing	33	93	340	273
Professional fees	387	186	1,205	701
Information technology	299	153	932	430
Other	579	264	1,316	994

Total noninterest expense	3,374	2,320	10,027	7,630

Income (loss) before income taxes	22	526	(1,028)	1,147
Income tax (benefit) expense	(40)	97	(496)	213

Income (loss) before extraordinary gain from acquisition	62	429	(532)	934
Extraordinary gain, application of credit excess from acquisition	31	—	1,848	—

Net income	$93	$429	$1,316	$934

Basic and diluted earnings per share of common stock:
Income (loss) before extraordinary gain from acquisition	$0.03	$0.25	$(0.28)	$0.55
Extraordinary gain, application of credit excess from acquisition	$0.02	$—	$0.96	$—
Net income	$0.05	$0.25	$0.69	$0.55

Weighted average shares of common stock outstanding:
Basic	2,031,337	1,685,646	1,920,312	1,685,646
Diluted	2,031,337	1,688,137	1,920,312	1,689,254
Dividends per share of common stock	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

dollars in thousands	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2006	1,685,646	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income			934		934
Other comprehensive loss				(202)	(202)

Dividends declared ($0.15 per share)			(253)		(253)

Balances as of September 30, 2007	1,685,646	$5,901	$16,708	$(368)	$22,241

Balances as of December 31, 2007 (as previously reported)	1,685,646	$5,901	$16,617	$(358)	$22,160
Split-dollar contract life insurance from adoption of accounting principle	—	—	(158)	—	(158)

Balances as of January 1, 2008, as adjusted	1,685,646	5,901	16,459	(358)	22,002

Comprehensive income:
Net income			1,316		1,316
Other comprehensive loss				(459)	(459)
Acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)	345,691	2,831			2,831
Dividends declared ($0.15 per share)			(287)		(287)

Balances as of September 30, 2008	2,031,337	$8,732	$17,488	$(817)	$25,403

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
dollars in thousands	2008	2007
Cash flows from operating activities:
Net income	$1,316	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, application of credit excess from acquisition	(1,848)	—
Provision for loan losses	200	59
Depreciation and amortization	687	435
Loss from disposals of bank premises and equipment	25	—
Investment amortization (accretion), net	10	(106)
Purchase accounting amortization and accretion, net	(19)	—
Increase (decrease) in deferred loan origination fees, net	104	(162)
Gains on sale of available for sale securities	(61)	(244)
Gain on sale of loan	—	(97)
Gain on sale of other real estate owned	—	(250)
Increase in cash surrender value of life insurance	(157)	(142)
Impairment of other real estate owned	—	11
Changes in:
Accrued interest receivable and other assets	748	218
Other liabilities	(943)	(410)

Net cash provided by operating activities	62	246

Cash flows from investing activities:
Cash acquired in acquisition of MCSB	13,916	—
Activity in available-for-sale securities:	—	—
Sales	2,050	2,568
Maturities, prepayments and calls	9,122	20,919
Principal collections	4,677	741
Purchases	(1,051)	(26,094)
Net (increase) decrease in loans	(16,138)	14,699
Proceeds from sale of loans	—	1,835
Purchases of bank premises and equipment	(140)	(262)
Proceeds from maturity of bank-owned life insurance policies	—	473
Proceeds from sale of other real estate owned	—	859

Net cash provided by investing activities	12,436	15,738

(continued on next page)

See notes to consolidated financial statements.

M&F BANCORP, INC

dollars in thousands	2008	2007
Consolidated Statements of Cash Flows, Continued

Cash flows from financing activities:
Net decrease in deposits	(367)	(40,375)
Net change in federal funds purchased	(10,000)	—
Proceeds from other borrowings	825	5,000
Repayments of other borrowings	(880)	(5,078)
Cash dividends	(287)	(253)

Net cash used in financing activities	(10,709)	(40,706)

Net increase (decrease) in cash and cash equivalents	1,789	(24,722)
Cash and cash equivalents as of the beginning of the period	18,172	37,460

Cash and cash equivalents as of the end of the period	$19,961	$12,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$3,148	$5,011
Income taxes	130	312

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

In October 2008, the FASB issued a Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. FSP 157-3 provides an illustrative example to follow in the case of non-forced liquidations or distressed transactions for items requiring significant adjustments using unobservable inputs to determine fair value at the measurement date. FSP 157-3 is effective on issuance, and has not had a material impact on the Company’s financial condition or results of operations.

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

M&F BANCORP, INC

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect adoption of SFAS No. 160 to have any impact on its financial position, results of operation, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement shall be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Auditing (United States) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

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

In the acquisition, shareholders of MCSB received 345,691 shares of the Company’s stock valued at $3.0 million, a liability was established for dissenters’ rights payments totaling $0.2 million, and purchase price consideration was reduced by registration costs of $0.2 million. In addition, the Company incurred $0.8 million in direct acquisition costs. Included in this amount is a severance benefit for Mutual employees terminated within 60 days after the acquisition, equal to two weeks salary plus a further one week’s salary for each year of credited service with MCSB in excess of two years, with the minimum severance of four weeks’ salary. The purchase price allocation is as follows:

M&F BANCORP, INC

dollars in thousands	Amount
Cash and cash equivalents	$13,916
Investment securities	4,139
Loans, gross	43,844
Allowance for loan losses	(681)

Loans, net	43,163
Other assets	3,346
Deposits	(49,316)
Other borrowings	(9,062)
Other liabilities	(1,349)
Extraordinary gain, credit excess	(1,848)

Purchase price	$2,989

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

The results of the fair market valuation indicated that there were no core deposit intangibles, and in accordance with SFAS No. 141 the fair value of premises and equipment of $1.0 million was eliminated against the initial calculation of the credit excess. Any remaining credit was recorded as extraordinary gain. The allocations made are preliminary and such amounts are subject to adjustments as additional analysis is performed or obtained from other third party sources. Any such adjustments would impact the extraordinary gain recognized herein.

On April 10, 2008, a dissenting MCSB shareholder requested a payout of his 18,028 shares under dissenters’ rights. This shareholder requested a payment per share that was greater than the Company’s estimate of the fair value of its shares, as previously offered and paid by the Company. The dissenting shareholder corresponded with the Company regarding the fair value of MCSB’s shares. The Company believes that the dissenting shareholder did not timely commence court proceedings and has forfeited the right to judicial appraisal to determine the fair value of the shares and accrued interest.

The following pro-forma information, for the three and nine-month periods ended September 30, 2008 and 2007, reflects the Company’s estimated consolidated results of operations as if the acquisition occurred at January 1 of the respective periods, unadjusted for any anticipated cost savings resulting from the acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

M&F BANCORP, INC

	Results of Operations For the Three Months Ended September 30,		Results of Operations For the Nine Months Ended September 30,
dollars in thousands, except per share data	2008	2007	2008	2007
Net interest income	$2,820	$2,748	$7,746	$8,458
Provision for loan losses	137	9	360	41
Noninterest income	713	851	3,714	3,017
Noninterest expense	3,374	3,243	11,130	10,563

Net income (loss) after taxes and before extraordinary gain	62	229	473	(461)
Extraordinary gain	31	31	1,848	1,848

Net income (loss)	$93	$260	$2,321	$1,387

Income (loss) per share of common stock before extraordinary gain:
Basic and diluted	$0.03	$0.11	$0.25	$(0.22)

Income (loss) per share of common stock after extraordinary gain:
Basic and diluted	$0.05	$0.13	$1.21	$0.68

Weighted average shares of common stock:
Basic and diluted	2,031,337	2,049,365	1,920,312	2,049,365

3.	Earnings Per Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares	2,031,337	1,685,646	1,920,312	1,685,646
Effect of dilutive stock options	—	2,491	—	3,608

Dilutive potential average common shares	2,031,337	1,688,137	1,920,312	1,689,254

The Company had 25,200 options outstanding as of September 30, 2008 and 2007. Options outstanding were anti-dilutive for the three and nine-month periods ended September 30, 2008.

M&F BANCORP, INC

4.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina. The Company’s loans, classified by type were as follows:

dollars in thousands	September 30, 2008	December 31, 2007
Real estate-construction	$2,191	$9,170
Real estate-mortgage	186,544	125,864
Commercial, financial and agricultural	11,409	5,595
Consumer	3,993	4,367
All other loans	1,080	1,279

	205,217	146,275
Less: Deferred loan origination fees, net	299	195

Total loans	$204,918	$146,080

Nonperforming assets were as follows:

dollars in thousands	September 30, 2008	December 31, 2007
Nonaccrual loans	$4,133	$1,543
Loans 90 days or more past due and still accruing interest	—	—
Other real estate owned	1,189	338

Total nonperforming assets	$5,322	$1,881

Allowance for loan losses as a percent of total loans	1.29%	1.30%
Nonperforming assets as a percent of total assets	1.94%	0.85%
Allowance for loan losses as a percent of nonperforming assets	49.55%	100.85%

The Company’s total allowance for loan losses to nonperforming assets decreased from 100.85% to 49.55%, while nonaccrual loans increased from $1.5 million to $4.1 million between December 31, 2007 and September 30, 2008. The real estate construction and commercial loan portfolios are predominately owner-occupied in a unique market in which the Company has specialized lending expertise. This real estate construction portion of the loan portfolio has decreased from 6.3% of the total loans outstanding as of December 31, 2007 to 1.1% of total loans outstanding as of September 30, 2008, principally because upon completion of the construction, loans are converted to real estate secured loans. The Company’s loan portfolio has no acquisition and development loans.

The Company acquired $1.6 million in nonaccrual loans in the acquisition of MCSB, and evaluated the risk of loss and the underlying collateral for each loan to ensure adequacy of allowance coverage. It is the opinion of management that the allowance adequately addresses the risk of loss for nonaccrual and impaired loans in the Company’s portfolio.

M&F BANCORP, INC

5.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

	For the Nine Months Ended September 30,
dollars in thousands	2008	2007
Balances at beginning of the period	$1,897	$2,501
Loans charged off :
Commercial	—	3
Real estate	74	275
Demand deposit overdraft program	48	53
Installment loans to individuals and other	37	7

Total charge-offs	159	338

Recoveries of loans previously charged off:
Commercial	—	1
Real estate	9	67
Demand deposit overdraft program	7	11
Installment loans to individuals and other	2	1

Total recoveries	18	80

Net charge-offs	141	258

Provision charged to operations	200	59

Balances at end of the period	1,956	2,302
Allowance for loan losses acquired from MCSB	681	—

Balances at the end of the period	$2,637	$2,302

Ratio of net charge-offs during the nine-month period to average loans outstanding during the period	0.08%	0.17%

6.	Common Stock Dividends

Dividends have been declared and paid quarterly as follows:

For the Quarter Ended:	March 31, 2008	June 30, 2008	September 30, 2008	Year to Date
Declaration date	3/25/2008	6/13/2008	9/23/2008
Record date	3/25/2008	7/3/2008	10/2/2008
Payment date	4/10/2008	7/10/2008	10/9/2008
Dividend per share	$0.05	$0.05	$0.05	$0.15

7.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan that provides benefits to certain current and former executives.

M&F BANCORP, INC

The components of the net periodic benefit cost are reflected in salaries and benefits expense for the nine months ended September 30, 2008 and 2007 were as follows:

	Qualified Defined Benefit Plan		Non-qualified Supplemental Benefit Plan
dollars in thousands	2008	2007	2008	2007
Service cost	$80	$96	$—	$—
Interest cost	187	160	86	83
Expected return on plan assets	(227)	(230)	—	—
Amortization of prior service cost	(11)	(11)	3	3
Amortization of net loss	22	1	—	—

Net periodic cost	$51	$16	$89	$86

The Company provides post-retirement benefits to certain former executive officers. In 2008, a liability was established to record certain split-dollar insurance contract benefits to specified current and former executive officers. As of September 30, 2008, the amount of this liability was $0.2 million and is reflected in other liabilities.

8.	Comprehensive (Loss) Income

Comprehensive loss includes net income (loss) and all other changes to the Company’s equity, with the exception of transactions with shareholders. The Company’s other comprehensive (loss) income and accumulated other comprehensive (loss) income are comprised of unrealized gains and losses on certain investments in debt securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
dollars in thousands (unaudited)	2008	2007	2008	2007
Net income	$93	$429	$1,316	$934

Items of other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available for sale, net	(241)	589	(685)	(86)
Reclassification adjustments for net unrealized gains included in income before income tax benefit	(56)	—	(61)	(244)

Other comprehensive (loss) gain, before tax benefit	(297)	589	(746)	(330)

Less: Changes in deferred income taxes related to change in unrealized (losses) gains on securities available for sale	(186)	226	(287)	(128)

Other comprehensive (loss) income, net of taxes	(111)	363	(459)	(202)

Comprehensive (loss) income	$(18)	$792	$857	$732

9.	Bank Premises and Equipment

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

In addition, the review of the Company’s fixed assets identified that estimated useful lives of some assets should be revised. This resulted in computer hardware and software being expensed in the quarter ended June 30, 2008 in the aggregate amount of $0.3 million, and other assets expensed in the aggregate amount of $0.03 million, which expenses are reflected in the results of operations in occupancy and equipment for the nine months ended September 30, 2008. These changes in estimate have been applied prospectively, and have reduced net fixed assets by $0.3 million. The adjustment reduced net income by $0.2 million after tax, or $0.11 per share for the nine months ended September 30, 2008.

M&F BANCORP, INC

10.	Fair Value Measurement

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these instruments at September 30, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities. The Company has Level 2 securities at September 30, 2008.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has Level 3 assets and liabilities at September 30, 2008.

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans are classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

M&F BANCORP, INC

Foreclosed assets: Foreclosed assets are adjusted to fair value, less costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records the foreclosed asset as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of September 30, 2008.

dollars in thousands Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Recurring:
Available for sale securities	$32,555	$—	$32,555	$—

Non-recurring:
Other real estate owned	1,189	—	—	1,189
Impaired loans	6,267	—	—	6,267

Total	$40,011	$—	$32,555	$7,456

The following discussion relates to the fair values of the acquisition of MCSB:

Loans: Management, in connection with valuation experts, performed a discounted cash flow analysis to determine the present value of the loans acquired from MCSB. The discount rate utilized was based on the weighted average coupon rate of each loan category in the acquired portfolio compared to current market rates for similar loans as suggested by SFAS No. 107 – “Disclosures about Fair Value of Financial Instruments” as amended by SFAS No. 157. Since market quotes for the valuation date are not readily available for all of the various categories of loans acquired, the valuation was based on MCSB’s posted rates for similar loan categories as of the acquisition date (Level 1 inputs). For commercial loans, the most current interest rate information on the measurement date for commercial and industrial loans made by small domestic banks was from the Federal Reserve’s E. Survey of Terms of Business Lending released on March 14, 2008 which included averages for more than $19 billion dollars of new loans for the measurement period dated February 4-8, 2008. In addition, Freddie Mac’s weekly Primary Mortgage Market Survey for the week ending March 27, 2008 was utilized (Level 2 inputs).

These assumptions resulted in the fair value shown below, equating to a weighted rate reduction of 17 basis points in a replacement scenario. The Loan portfolio has been reflected in the table below as Level 2.

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

•

Non-interest expense – These depict the cost of providing/servicing deposit balances, expressed as a percent of those balances per year. In a typical transaction, the entire cost structure of the acquired bank would be allocated between lending and deposit

M&F BANCORP, INC

activities. Relative costs in this instance were significantly below industry norms insomuch as the absolute core deposits were low with a significant branch infrastructure requiring overhead support. Therefore, the valuation was based on 64% of the amount determined to a level at the highest end of what the valuation experts would consider the normal expected range as a percentage of the deposit balances. In light of this adjustment, this is a Level 3 input in the core deposit valuation.

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

These assumptions did not provide a positive core deposit intangible premium value primarily as a result of the excessive overhead cost burden associated with multiple branch locations with a very small core deposit base. Given the mix of Level 2 and Level 3 inputs, the full fair value for deposits has been reflected in the table below as Level 3.

FHLB of Atlanta Borrowing Valuation: A discounted cash flow analysis was utilized to determine the present value of the borrowings from the FHLB acquired in the transaction pursuant to SFAS No. 107 as amended by SFAS No. 157. The fair value of borrowed funds due within one year is the amount payable at the reporting date. The fair value of long term borrowed funds is estimated by discounting the future cash flows using the current rates at which similar loans could be obtained with similar credit ratings and for the same remaining maturities. FHLB advances are unique in that funds are available to member banks based on established size limitations and are not subject to pricing variations based on traditional credit ratings of the borrower as in a typical borrower/lender relationship. Consequently, the fair value adjustment only needs to take into account interest rate variations from the last date of pricing until the next re-pricing date in the case of adjustable rate credits and the next maturity date in the case of a fixed rate credit. Given the ready market information available to all member banks, this has been reflected in the table below as a Level 2.

M&F BANCORP, INC

The following table gives the fair values as of the acquisition date of MCSB:

dollars in thousands Description	MCSB Acquisition at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans, gross	$43,844	$—	$43,844	$—
Fixed assets	1,012	—	—	1,012
Time deposits	(20,633)	—	—	(20,633)
Borrowings	(9,062)	—	(9,062)	—

Total	$15,161	$—	$34,782	$(19,621)

Note: Fair values as provided in appraisal reports prepared by external valuation experts for the acquisition of MCSB.

11. Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of September 30, 2008 and December 31, 2007, the Company had outstanding loan commitments (including available lines of credit) of approximately $30.8 million and $17.2 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.8 million and $3.3 million as of September 30, 2008 and December 31, 2007, respectively. These lines of credit and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit. As of September 30, 2008 and December 31, 2007, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans. Available amounts on home equity lines as of September 30, 2008 and December 31, 2007 were approximately $2.2 million and $0.8 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.1 million and $0.7 million as of September 30, 2008 and December 31, 2007, respectively.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of September 30, 2008, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $13.6 million from four money center banks. The Fed Funds Lines are renewed annually. Interest rates are stated as variable on a daily basis. No amounts were outstanding under the Fed Funds Lines as of September 30, 2008. The Company utilized a Fed Funds Line in the three months ending September 30, 2008.

Letters of Credit

In October 2008, the Company secured a $2.0 million letter of credit with FHLB of Atlanta to use as collateral for public deposits. The letter of credit is secured by the Company’s collateral with FHLB of Atlanta and is renewable annually.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three and nine month periods ended September 30, 2008, with the same periods in 2007. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

M&F BANCORP, INC

Financial Highlights for the Three Month and Nine Month Periods

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
dollars in thousands, except per share data	2008	2007	2008	2007
Earnings:
Net interest income	$2,820	$2,159	$7,351	$6,719
Provision for loan losses	137	10	200	59
Total noninterest income	713	697	1,848	2,117
Total noninterest expense	3,374	2,320	10,027	7,630
Income tax (benefit) expense	(40)	97	(496)	213
Income (Loss) before extraordinary gain	62	429	(532)	934
Extraordinary gain	31	—	1,848	—
Net income	93	429	1,316	934

Net income (loss) per share before extraordinary gain:
Basic and diluted	$0.03	$0.25	$(0.28)	$0.55

Net income per share after extraordinary gain:
Basic and diluted	0.05	0.25	0.69	0.55

Average for period:
Assets	$264,576	$235,694	$252,951	$250,242
Loans	202,218	147,354	181,523	151,329
Deposits	211,585	192,535	204,044	208,017
Shareholders’ equity	25,312	21,892	24,490	21,872

Ratios before extraordinary gain (loss):
Return (loss) on average assets (annualized)	0.09%	0.73%	(0.28)%	0.50%
Return (loss) on average equity (annualized)	0.98%	7.84%	(2.90)%	5.69%
Average equity to average assets	9.57%	9.29%	9.68%	8.74%
Efficiency ratio (annualized)	95.50%	81.23%	109.00%	86.35%

Ratios after extraordinary gain:
Return on average assets (annualized)	0.14%	0.73%	0.69%	0.50%
Return on average equity (annualized)	1.47%	7.84%	7.16%	5.69%
Average equity to average assets	9.57%	9.29%	9.68%	8.74%
Efficiency ratio (annualized)	94.67%	81.23%	90.77%	86.35%

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

The Company follows the guidance of SFAS No. 5, Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures. SFAS No. 5 requires that losses be accrued when they are probable of occurring and estimable. SFAS No. 114 requires that impaired loans, within its scope, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market

M&F BANCORP, INC

price, or the fair value of the collateral, if the loan is collateral dependent. SFAS No. 114 excludes, from impairment reporting, smaller balance and homogeneous loans, which are collectively evaluated for impairment. Therefore, the Company has designated consumer and residential mortgage loans to be excluded for this purpose. From the remaining loan portfolio, loans rated as substandard, doubtful, non-accrual, or troubled debt restructurings are evaluated for impairment.

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

Investment Securities

Debt securities, not classified as either “held to maturity” securities or “trading” securities, and equity securities, not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of consolidated shareholders’ equity in accumulated other comprehensive income (loss). The fair values of these securities are based on quoted market prices, dealer quotes and prices obtained from independent pricing services. Available for sale and held to maturity securities, as well as investments included within other invested assets, are reviewed quarterly for possible other-than-temporary decline in value. The review is inherently subjective as it requires material estimates and judgments, including an analysis of the facts and circumstances of each individual investment such as the length of time the fair value has been below cost, the expectation for that security’s performance, the credit worthiness of the issuer and the Company’s ability and intent to hold the security to maturity. Declines in the fair value of the securities classified as held to maturity or available for sale below their costs that are other than temporary, would result in write-downs of the individual securities to their respective fair value. Any related write-downs would be included in the consolidated results of operations as realized losses. As of September 30, 2008 and December 31, 2007, the Company had no held to maturity or trading securities.

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

Valuation allowances for deferred tax assets which the Company believes do not meet the “more likely than not” criteria established by SFAS 109 have been established. If the Company is subsequently able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been established, then the Company may be required to recognize these deferred tax assets through a reduction of the valuation allowance which would result in a benefit to its results of operations in the period in which the benefit is determined, excluding the recognition of the portion of the valuation allowance which relates to net deferred tax assets acquired in a business combination.

M&F BANCORP, INC

Executive Overview

The Company generated the majority of its interest and non-interest income in the first nine months of 2008 and 2007 from traditional banking services: lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, and pursuing strategic relationships for deposits.

In September 2008, the Company completed the closure and consolidations of three branches. One branch was a limited service drive-up facility in Charlotte, NC. The services provided by that branch are now provided at the Company’s existing Charlotte branches. Two other branches in Durham, NC were consolidated into a nearby branch. One of the closed branches was a limited service facility. The other, the former main office of MCSB, was located in a leased space within a building sold by MCSB prior to the Company’s acquisition of MCSB. The Company has three full service branches in the city of Durham. The closure and consolidations are expected to reduce costs in the fourth quarter of 2008.

Financial Condition

The asset, liability, and capital growth are primarily the result of the acquisition of MCSB in March 2008, as outlined in Note 2 to the Consolidated Financial Statements.

Total assets increased 23.3%, or $51.8 million, to $274.0 million as of September 30, 2008 from $222.2 million at December 31, 2007. Total assets acquired from MCSB were $64.6 million. Cash and cash equivalents increased $1.8 million or 9.8%, to $20.0 million as of September 30, 2008, compared to $18.2 million at December 31, 2007. Cash acquired from MCSB was $13.9 million. Loans increased 40.3%, or $58.8 million, to $204.9 million as of September 30, 2008, from $146.1 million as of December 31, 2007. Gross loans acquired from MCSB were $43.8 million. The Company continues to increase its loan portfolio through organic growth, achieving a net increase of $16.1 million year to date.

The investment portfolio balance as of September 30, 2008 was $32.6 million compared to $43.6 million as of December 31, 2007, a net decrease of $11.1 million, or 25.4%. The entire investment portfolio was classified as available-for-sale and was comprised of investment-grade securities. No securities were purchased during the three months ended September 30, 2008. Investments acquired from MCSB were $4.1 million.

Deposits increased 28.4%, or $48.9 million, to $220.9 million as of September 30, 2008 from $172.1 million at December 31, 2007. Total deposits acquired from MCSB were $49.3 million.

Federal funds purchased decreased $10.0 million, and other borrowings increased a net of $9.0 million or 64.2% at September 30, 2008 as compared to December 31, 2007. The Company assumed $9.1 million of borrowings from MCSB.

Total shareholders’ equity increased to $25.4 million as of September 30, 2008, compared to $22.2 million as of December 31, 2007. The increase was primarily composed of net income of $1.3 million for the nine months ended September 30, 2008, and an increase in shares issued, net of registration costs, valued at $2.8 million in connection with the MCSB acquisition. The increase was offset by dividends declared of $0.3 million and a change in accounting principle related to split-dollar contract life insurance of $0.2 million, and other comprehensive loss of $0.4 million.

Results of Operations, Three Months Ended September 30, 2008 and 2007

Net income for the three months ended September 30, 2008, decreased $0.3 million, to net income of $0.1 million, compared to net income of $0.4 million for the same period in 2007. For the three months ended September 30, 2008 when compared to the three month period ended September 30, 2007, interest income increased $0.3 million and interest expense decreased $0.4 million resulting in an improvement in net interest income of $0.7 million. The primary driver of the decrease in net income was increased non-interest expense of $1.1 million in the quarter ended September 30, 2008 over the same period in 2007.

Total interest income increased $0.3 million or 7.1%, to $3.9 million for the three months ended September 30, 2008, compared to $3.7 million for the comparable period in 2007. Interest income on loans increased $0.7 million primarily due to an increase in average loans outstanding to $202.2 million from $147.3 million, partially offset by a decrease in yield to 6.8% from 7.5% for the three months ended September 30, 2008 and 2007, respectively. Interest income on securities decreased $0.3 million or 40.9%, when comparing the three months ended September 30, 2008 with the same period in 2007, primarily due to the lower average balances in 2008, partially offset by differences in yields. During 2007 the Company decreased its investment portfolio, with the proceeds used to decrease the Company’s high cost brokered deposit portfolio, resulting in the impact on interest income from investments. In 2008, several of the higher yielding investments have been called by the issuers on call dates, and those investments have been utilized to fund organic loan growth. In addition, in the quarter ended September 30, 2008, the Company sold some out of its municipal bonds at

M&F BANCORP, INC

a small gain. Total interest expense decreased by $0.4 million for the three months ended September 30, 2008 as compared to the same period in 2007, a combination of the decrease in the average cost of interest-bearing deposits of 126 basis points (“bp”) from 3.34% and the 63 bp decrease in the average cost of borrowings from 4.53% to 3.90%.

During the three months ended September 30, 2008, the Company increased its expense for loan loss provision by $0.1 million from the three months ended September 30, 2007. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management has performed a thorough review of both the loan portfolio acquired from MCSB as well as its own loan portfolio, with the assistance of an outside loan review firm. As of September 30, 2008, 41.2% of the total loans outstanding were commercial loans within a unique owner-occupied market in which the Company has specialized lending expertise. This unique market has had minimal historic losses, for example in the last five years, the realized losses to the Company from lending in this market has been less than 9 bp of the average balance outstanding for this portion of the total loan portfolio. In the acquisition, the provision from MCSB was reflected as an increase in the allowances for loan losses on the consolidated balance sheets, but did not affect the expense recorded.

Non-interest income increased slightly in the three months ended September 30, 2008 as compared to the same period in 2007. The increase was primarily a result of a $0.1 million increase in service charge income on the larger deposit base, increased rental income, the gain on sale of securities, and miscellaneous other income during the three months ended September 30, 2008, partially offset by $0.2 million realized gain on the sale of other real estate owned in the quarter ended September 30, 2007.

Non-interest expense increased $1.1 million for the three months ended September 30, 2008 as compared to the same period in 2007. For the quarter ended September 30, 2008, wages and salaries were higher by $0.2 million, occupancy and equipment costs were higher by $0.2 million, professional fees were higher by $0.2 million, information technology was higher by $0.1 million, and miscellaneous other expenses were higher by $0.3 million, compared to the respective expenses in 2007 reflecting the higher costs associated with the larger institution after the acquisition of MCSB, as well as the added costs of dual operating systems and operating facilities that were closed or consolidated in September 2008. The tax benefit was the result of tax-exempt interest income from the investment portfolio as well as tax-exempt bank-owned life insurance income.

M&F BANCORP, INC

	AVERAGE BALANCES AND INTEREST INCOME ANALYSIS For The Three Months Ended September 30,
	2008			2007
dollars in thousands	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense
Assets
Loans(1)	$202,218	6.82%	$3,449	$147,354	7.47%	$2,750
Taxable securities	22,751	5.57%	317	43,185	5.60%	605
Nontaxable securities(2)	13,523	6.27%	212	15,781	6.49%	256
Other	5,289	2.12%	28	12,060	5.01%	151

Total interest-earning assets	243,781	6.57%	4,006	218,380	6.89%	3,762

Cash and due from banks	5,009			4,111
Allowances for loan loss	(2,633)			(2,530)
All other assets	18,419			15,733

Total assets	$264,576			$235,694

Liabilities and Shareholders’ equity
Demand deposits	$51,333	1.39%	$179	$40,244	2.61%	$263
Savings deposits	29,844	0.44%	33	29,662	0.63%	47
Time deposits	89,596	3.01%	675	87,511	4.59%	1,004

Interest-bearing deposits	170,773	2.08%	887	157,417	3.34%	1,314
Borrowings	23,296	3.90%	227	17,752	4.53%	201

Total interest-bearing liabilities	194,069	2.30%	1,114	175,169	3.46%	1,515

Noninterest-bearing deposits	40,812			35,118
Other liabilities	4,383			3,515
Shareholders’ equity	25,312			21,892

Total liabilities and shareholders’ equity	$264,576			$235,694

Net interest income			$2,892			$2,247

Net yield on earning assets (2)(3)		4.75%			4.12%

Interest rate spread(4)		4.27%			3.43%

1.	Non-accrual loans have been included.
2.	Yields on nontaxable securities have been adjusted to a tax equivalent basis using the federal rate of 34.00%.
3.	Net yield on earning assets is computed by dividing net interest earned by total average interest earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC

Results of Operations, Nine Months Ended September 30, 2008 and 2007

Net income for the nine months ended September 30, 2008, increased $0.4 million, or 40.9%, to $1.3 million, compared to net income of $0.9 million for the same period in 2007. The increase is primarily a result of a $1.8 million extraordinary gain from application of a credit excess in the purchase of MCSB. Net income from operations decreased $1.5 million to a loss of $0.5 million primarily as a result of a $2.4 million increase in noninterest expense during the nine month period ended September 30, 2008 compared to the same period in 2007.

Total interest income decreased $0.8 million or 7.2%, to $10.8 million for the nine months ended September 30, 2008, compared to $11.7 million for the comparable period in 2007. Interest income on loans increased $0.7 million in the nine months ended September 30, 2008 compared to the same period in 2007. Interest income on securities decreased $1.0 million or 42.0%, when comparing the nine months ended September 30, 2008 with the same period in 2007. During 2007 the Company decreased its investment portfolio, with the proceeds used to decrease the Company’s high cost brokered deposit portfolio, resulting in the impact on interest income from investments. In 2008, several of the higher yielding investments have been called by the issuers on call dates, and those investments have been used to fund organic loan growth. In addition, in the nine months ended September 30, 2008, the Company sold some out of state municipal bonds at a small gain. Total interest expense decreased by $1.5 million or 30.0% for the nine months ended September 30, 2008 as compared to the same period in 2007. As the result of the balance sheet changes mentioned above, the interest cost of high yield deposits held in 2007 and not in 2008 was the primary driver of this reduction, thus improving the Company’s net interest spread by 47 bp.

During the nine months ended September 30, 2008, the Company increased the loan loss provision by $0.1 million compared with the same period ended September 30, 2007. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management has performed a thorough review of both the loan portfolio acquired from MCSB as well as its own loan portfolio, with the assistance of an outside loan review firm. As of September 30, 2008, 41.2% of the total loans outstanding were commercial loans within a unique owner-occupied market in which the Company has specialized lending expertise. This unique market has had minimal historic losses, for example in the last five years, the realized losses to the Company from lending in this market has been less than 9 bp of the average balance outstanding for this portion of the total loan portfolio. In the acquisition, the provision from MCSB was reflected as an increase in the allowances for loan losses on the consolidated balance sheets, but did not affect the expense recorded.

Non-interest income decreased $0.3 million or 12.7% for the nine months ended September 30, 2008 as compared to the same period in 2007. The decrease in non-interest income was primarily a result of a $0.2 million decrease in realized gain on the sale of other real estate owned and a $0.2 million decrease in net realized gains on sale of available for sale securities, another impact of the balance sheet changes in 2007.

Non-interest expense increased $2.4 million or 31.4% for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase was in part the result of the addition of former MCSB employees, together with Company’s decision to reassess its staffing needs after the acquisition of MCSB, resulting in increased salary expense and the accrual for severance benefits for those employees whose positions were eliminated effective June 30, 2008 totaling $0.4 million. During the nine months ended September 30, 2008, the Company completed a review of premises and equipment and recorded an expense of $0.3 million ($0.2 million net of taxes, or $0.11 per share), for a change in estimated useful lives of long-lived assets. Noninterest expenses also increased due to duplication of systems during the integration of MCSB resulting in increased information technology costs of $0.5 million in the nine months ended September 30, 2008 compared to the same period in 2007. Legal and audit fees increased professional fees by approximately $0.5 million in the nine months ended September 30, 2008.

M&F BANCORP, INC

	AVERAGE BALANCES AND INTEREST INCOME ANALYSIS For The Nine Months Ended September 30,
	2008			2007
dollars in thousands	Average Balance	Average Yield/ Cost	Interest Income/ Expense	Average Balance	Average Yield/ Cost	Interest Income/ Expense
Assets
Loans(1)	$181,523	6.77%	$9,219	$151,329	7.48%	$8,491
Taxable securities	23,631	5.32%	942	44,863	5.62%	1,892
Nontaxable securities(2)	14,653	6.16%	677	15,917	6.38%	762
Other	13,046	2.33%	228	21,134	5.01%	794

Total interest-earning assets	232,853	6.34%	11,066	233,243	6.82%	11,939

Cash and due from banks	4,867			4,277
Allowances for loan loss	(2,364)			(2,506)
All other assets	17,595			15,228

Total assets	$252,951			$250,242

Liabilities and Shareholders’ equity
Demand deposits	$50,637	1.70%	$647	$45,165	2.48%	$839
Savings deposits	29,104	0.48%	104	34,405	1.02%	262
Time deposits	85,198	3.32%	2,120	93,898	4.60%	3,242

Interest-bearing deposits	164,939	2.32%	2,871	173,468	3.34%	4,343
Borrowings	20,150	4.06%	614	17,887	4.61%	618

Total interest-bearing liabilities	185,089	2.51%	3,485	191,355	3.46%	4,961

Noninterest-bearing deposits	39,105			34,549
Other liabilities	4,267			2,466
Shareholders’ equity	24,490			21,872

Total liabilities and shareholders’ equity	$252,951			$250,242

Net interest income			$7,581			$6,978

Net yield on earning assets (2)(3)		4.34%			3.99%

Interest rate spread(4)		3.83%			3.36%

1.	Non-accrual loans have been included.
2.	Yields on nontaxable securities have been adjusted to a tax equivalent basis using the federal rate of 34.00%.
3.	Net yield on earning assets is computed by dividing net interest earned by total average interest earning assets.
4.	The interest rate spread is the interest earning assets rate less the interest earning liabilities rate.

M&F BANCORP, INC

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of a loan, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The allowance for loan losses as of September 30, 2008, was $2.6 million or 1.29% of total loans outstanding, compared with $1.9 million or 1.30% of total loans outstanding as of December 31, 2007. The loan loss allowance as of September 30, 2008, increased $0.7 million from the December 31, 2007 level, as a result of the assumption of loan loss reserves in connection with the MCSB acquisition. Management makes a quarterly assessment of the Company’s delinquency ratios, charge-off history, and the composition of loans in the portfolio, as well as the impact of certain loans achieving unclassified status as of the end of the period. Management also considers nonperforming assets and total classified assets in establishing the allowance for loan losses. As of September 30, 2008, 41.2% of total loans outstanding were commercial loans within a unique market of predominantly owner-occupied real estate. This unique market has had minimal historic losses, for example in the last five years, the realized losses to the Company from lending in this market has been less than 9 bp of the average balance outstanding for this portion of the total loan portfolio. In addition, 17.0% of the total loans outstanding at September 30, 2008, were residential mortgage loans. The Company’s five year history of realized losses in residential mortage markets is 11 bp.

The allowance for loan losses is maintained at a level considered by management to be sufficient to absorb loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of a provision for loan losses and recoveries of previous charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb losses inherent within the portfolio. Loans are charged against the allowance when management determines that a loan is uncollectible based on approved corporate loan policies. Loans determined to be classified as loss are charged to the allowance at 100% of the remaining principal balance.

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

For additional information regarding the allowances for loan losses for the quarter ended September 30, 2008 see Note 5 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans, accruing loans delinquent 90 days or more, and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.

For additional information regarding nonperforming assets as of September 30, 2008 and December 31, 2007, see Note 4 to the Consolidated Financial Statements.

Non-accrual loans increased from $1.5 million as of December 31, 2007 to $4.1 million as of September 30, 2008. Management considers the allowance for loan losses of $2.6 million as of September 30, 2008 to be sufficient to cover the probable loan losses for these loans. Management will continue to monitor all non-accrual loan relationships to gain visibility to improvement or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

No loans were restructured during the nine month periods ended September 30, 2008 and September 30, 2007.

M&F BANCORP, INC

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is defined as the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities with remaining stated maturities of less than one year divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). The Company’s liquidity position decreased from 14.97% as of December 31, 2007 to 10.87% as of September 30, 2008. Management believes that core deposit activity, available borrowing capacity from the FHLB and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”) which enables depositors to receive Federal Deposit Insurance Corporation insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. As of September 30, 2008, the Company had $24.8 million in deposits through this program, of which four deposits totaling $19 million mature in November 2008. In November, the depositor committed to renewing the deposits for one year in the total amount of $20 million.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. As of September 30, 2008, the regulatory capital levels of the Bank were as indicated below:

	September 30, 2008
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
dollars in thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital ( to risk weighted assets)	$25,704	10.96%	$18,756	8.00%	$23,445	10.00%
Tier 1 (to risk weighted assets)	$23,067	9.84%	$9,378	4.00%	$14,067	6.00%
Tier 1 (to Average total assets)	$23,067	8.81%	$10,470	4.00%	$13,087	5.00%

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

None

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

M&F BANCORP, INC

Exhibit (31.1)	Certification of Kim D. Saunders.

Exhibit (31.2)	Certification of Lyn Hittle.

Exhibit (32)	Certification pursuant to 18 U.S.C 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: November 10, 2008	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer