Form 10-K
period 2008-12-31
M&F BANCORP INC /NC/
filed 2009-04-06
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 027307

(Exact name of registrant as specified in charter)

North Carolina	56-1980549
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd. Durham, North Carolina	27707-2800
(Address of Principal Executive Offices)	(Zip Code)

(919) 687-7800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Nonaccelerated filer	☐ (Do not check here if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

M&F BANCORP, INC. AND SUBSIDIARY

The aggregate market value of the registrant’s common stock, no par value per share, as of June 30, 2008, held by those persons deemed by the registrant to be nonaffiliates was approximately $11,440,623 (shares held by nonaffiliates at $7.98 per share). For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

As of March 31, 2009 there were 2,031,337 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2009	Part III

M&F BANCORP, INC. AND SUBSIDIARY

Annual Report on Form 10-K for the Year Ended December 31, 2008

M&F BANCORP, INC. AND SUBSIDIARY

Forward-looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of M&F Bancorp, Inc. (the “Company”) that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements represent expectations and beliefs of the Company, including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (i) in October of 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, followed in February 2009 by the American Recovery and Reinvestment Act of 2009. In addition, the U.S. Department of the Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the banking industry, the exact nature and extent of which cannot be determined at this time; (ii) the strength of the United States economy generally, and the strength of the local economies in which the Company conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on the Company’s loan portfolio and allowance for credit losses; (iii) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (iv) inflation, deflation, interest rate, market and monetary fluctuations; (v) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on the Company’s capital markets and capital management activities; (vi) the timely development of competitive new products and services by the Company and the acceptance of these products and services by new and existing customers; (vii) the willingness of customers to accept third party products marketed by the Company; (viii) the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; (ix) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (x) technological changes; (xi) changes in consumer spending and saving habits; (xii) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (xiii) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (xiv) unanticipated regulatory or judicial proceedings; (xv) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (xvi) adverse changes in financial performance and/or condition of the Company’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (xvii) the Company’s success at managing the risks involved in the foregoing. the Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

PART I

ITEM 1.	BUSINESS

GENERAL

Headquartered in Durham, North Carolina (“NC”), M&F Bancorp, Inc. (the “Company”) is a bank holding company incorporated under the laws of NC in 1999, and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s primary function is to serve as the holding company for its wholly-owned subsidiary, Mechanics and Farmers Bank (the “Bank”), a NC-chartered commercial bank that was organized in 1907 and began operations in 1908. The Company provides services and assistance to the Bank.

As of December 31, 2008, the company had assets of approximately $271.6 million, with gross loans of approximately $208.4 million and deposits of approximately $216.6 million. The Company’s corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800. In addition to its corporate office, the Company has 9 branch offices in NC: three in Durham, two in Raleigh, two in Charlotte, one in Winston-Salem, and one in Greensboro.

On March 28, 2008, the Company completed the acquisition (the “Acquisition”) of Mutual Community Savings Bank, Inc., SSB (“MCSB”), which was merged into the Bank. All non-dissenting MCSB stockholders received one share of the Company’s stock in exchange for each share of MCSB stock tendered. One MCSB shareholder dissented to the Acquisition, and received the fair value of his 18,028 shares of MCSB stock.

The Company’s principal source of income is from dividends declared and paid by the Bank on its issued and outstanding capital stock. The Company uses such income to pay dividends to stockholders and fund its expenses. The majority of the Company’s operations occur at the Bank level. Throughout this Annual Report on Form 10-K, results of operations will be discussed by referring to the Bank’s operations, unless a specific reference is made to the Company and its operating results apart from those of the Bank.

The Bank is a community bank engaged in the general banking business in Wake, Durham, Guilford, Forsyth, and Mecklenburg Counties and the surrounding areas. The Bank is designated by the United States Department of the Treasury (the “Treasury”) as a Community Development Financial Institution (“CDFI”). As defined by the Treasury, a CDFI is a community-based organization that provides credit, financial services, and other related services in low-income urban and rural communities across America. These organizations have a common mission of working toward revitalizing economically depressed communities or communities underserved by mainstream financial institutions and improving the quality of life of those who live and work in these communities. CDFIs operate in communities for the benefit of people who live in them. In turn, these CDFIs provide financing to: residents who want to buy their first home, individuals who may want to start their own business and owners of existing businesses who would like to expand their businesses (helping to create new jobs). In addition, CDFIs work with individuals on improving their credit ratings or helping them to create monthly budgets.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, personal use, home improvement and automobiles; equity lines of credit; credit lines; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler’s checks; and notary services. In addition, the Bank provides automated teller machine access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

GENERAL DESCRIPTION OF MARKET AREAS

The Bank has three offices in Durham, NC, two offices in Raleigh, NC, two offices in Charlotte, NC, one office in Winston-Salem, NC, and one office in Greensboro, NC. All offices are located in metropolitan areas with employment spread primarily among service, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers.

COMPETITION

Commercial banking in North Carolina is extremely competitive. The Bank competes in its market areas with some of the largest banking organizations in the state and the country, other community financial institutions, such as federally and state-chartered savings and loan institutions, credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Bank’s competitors have broader geographic markets, easier access to capital, lower cost of funding, and higher lending limits than the Bank, and are able to provide more services, and make greater use of media advertising.

M&F BANCORP, INC. AND SUBSIDIARY

Despite the strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 100-year legacy, strong local identity and affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purposes enterprises, and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2008, based on the FDIC Summary of Deposits Report, the Bank’s market share of the total deposits in Durham, NC was approximately 1.34%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Company’s operations. However, the Company does serve a specialized niche market (churches), the loss of which could have a material adverse effect on the Company’s operations.

EMPLOYEES

As of December 31, 2008, the Company and the Bank had a total of 94 employees, including 86 full-time equivalent employees. No employees are represented by a collective bargaining unit or agreement. Management considers relations with employees to be good.

EXECUTIVE OFFICERS

Name	Age	Position with Company
Kim D. Saunders	48	President/Chief Executive Officer
Lyn Hittle	55	Senior Vice President/Chief Financial Officer

Kim D. Saunders serves as President and Chief Executive Officer for the Company and the Bank, overseeing the day to day operations of the Bank. Ms. Saunders joined the Company in 2007. She previously served as President and Chief Executive Officer of Consolidated Bank and Trust Company from 2003 to 2007, and Executive Vice President and Chief Lending Officer for City First Bank from 1998 to 2003. Lyn Hittle serves as Senior Vice President and Chief Financial Officer for the Company and the Bank, overseeing the financial operations of the Company and the Bank. Ms. Hittle joined the Company in 2008, previous to which she was the Chief Accounting Officer of Capital Bank in Raleigh, NC from 2007 to 2008, Vice President Finance/Controller for Eos Airlines from 2006 to 2007, and Chief Financial Officer for Harrington Bank in Chapel Hill, NC from 2001 to 2005.

AVAILABLE INFORMATION

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, available free of charge on its internet website www.mfbonline.com, as soon as reasonably practicable after the reports are electronically filed with the SEC. Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are accessible on the SEC’s website at www.sec.gov.

The Company’s corporate governance policies, including its Codes of Ethics and the charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, may be found under the “Investor Relations” section of the Company’s website. The Company elects to disclose any amendments to or waivers of any provisions of its Code of Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

M&F BANCORP, INC. AND SUBSIDIARY

SUPERVISION AND REGULATION

Bank holding companies and commercial banks are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and regulations that apply to the Company and Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provisions cited below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than stockholders of the Company.

Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation may be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

Insured depository institutions under common control are required to reimburse the Federal Deposit Insurance Corporation (the “FDIC”) for any loss suffered by its deposit insurance fund as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interests of the deposit insurance fund. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

Monetary Policy and Economic Controls

The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve, whose actions directly affect the money supply which, in turn, affects banks’ lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks has eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks’ cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, face a significant challenge to maintain acceptable net interest margins.

Company Regulation

General. The Company is a bank holding company registered with the Federal Reserve under the BHCA. As such, the Company is subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to any state requirement that the bank has been organized for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of North Carolina not opted out of the IBBEA. In addition, the IBBEA provides that a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. NC law permits interstate de novo branching where the bank’s home state has reciprocal provisions.

Federal Securities Law. The Company’s common stock is registered with the SEC pursuant to Section 12(g) of the Exchange Act. As a result of that registration, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company. The regulatory compliance burden of being a publicly traded company has increased significantly over the last several years.

M&F BANCORP, INC. AND SUBSIDIARY

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act, (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority presents the Company with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

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

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because Sarbanes-Oxley, for the most part, applies equally to larger and smaller public companies, the Company will be presented with additional challenges as a smaller financial institution seeking to compete with larger financial institutions in its market. In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 9A(T). In June 2008, the SEC announced (with respect to certain categories of reporting companies, including the Company) a delay in requiring the filing of an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting until the first fiscal year ending after December 15, 2009.

Prohibited and permissible activities of Bank Holding Companies. The BHCA generally prohibits a bank holding company, with certain exceptions, from engaging in activities other than banking, or managing or controlling banks or other permissible subsidiaries, and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be closely related to banking. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity may be reasonably expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Banking, operating a thrift institution, extending credit or servicing loans, leasing real or personal property, providing securities brokerage services, providing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance underwriting activities have been determined by regulations of the Federal Reserve to be permissible activities.

Pursuant to delegated authority, the Federal Reserve Bank of Richmond has authority to approve certain activities of holding companies within its district, including the Company, provided the nature of the activity has been approved by the Federal Reserve.

Additional Restrictions and Oversight. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. An example of a prohibited tie-in would be any arrangement that would condition the provision or cost of services on a customer obtaining additional services from the bank holding company or any of its other subsidiaries.

The Federal Reserve may issue cease and desist orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve regulates certain debt obligations, changes in control of bank holding companies, and capital requirements.

M&F BANCORP, INC. AND SUBSIDIARY

As a result of the Company’s ownership of the Bank, the Company is registered under the bank holding company laws of NC. Accordingly, the Company is subject to supervision and regulation by the NC Commissioner of Banks (the “Commissioner”).

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and banks that are members of the Federal Reserve System and that have consolidated assets of $500 million or more. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings, and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable debt securities, a limited amount of other preferred stock, subordinated debt, and loan loss reserves.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (“Leverage Ratio”) of Tier 1 capital to adjusted average quarterly assets less certain amounts equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four percent and five percent.

The guidelines provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, are expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution’s risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company of any specific minimum Leverage Ratio or tangible Tier 1 Leverage Ratio applicable to it.

As of December 31, 2008, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 9.36%, 10.62% and 8.41%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2007 were 13.82%, 14.98% and 9.12%, respectively.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues.

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

Under NC corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than its liabilities. In general, the Company’s ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. The Bank may pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. In addition, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). The Bank is currently restricted from paying dividends to the Company unless it receives advance approval from the FDIC and the Commissioner.

Changes in Control. The BHCA prohibits the Company from acquiring direct or indirect control of more than five percent of the outstanding voting stock or substantially all of the assets of any bank or savings bank or merging or consolidating with another bank holding company or savings bank holding company without prior approval of the Federal Reserve. Similarly, Federal Reserve approval (or, in certain cases, non-disapproval) must be obtained prior to any person acquiring control of the Company. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the Company or controls in any manner the election of a majority of the directors of the Company. Control is presumed to exist if a person acquires more than 10% of any class of voting stock, the stock is registered under Section 12 of the Exchange Act, and the acquirer will be the largest shareholder after the acquisition.

Bank Regulation

The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the FDIC. The FDIC and the Commissioner regularly examine the operations of

M&F BANCORP, INC. AND SUBSIDIARY

banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, capital adequacy, loss reserves and compliance with the CRA as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are subject to state usury laws and certain federal laws concerning interest rates.

Federal Deposit Insurance. The FDIC issues regulations and conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. This supervision and regulation is intended primarily for the protection of depositors. Any insured bank that is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for noncompliance.

The Bank is subject to insurance assessments imposed by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points, on an annual basis, for the first quarter of 2009. During 2007 and 2008, banks paid between 5 and 43 basis points of the value of their domestic deposits for FDIC insurance. Under the final rule, risk-based rates would range between 12 and 50 basis points (annualized) for the first quarter 2009 assessment, depending on the insured institution’s risk category as described above. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. The FDIC has published guidelines under the Reform Act on the adjustment of assessment rates for certain institutions. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. The assessment would be payable on September 30, 2009. On March 5, 2009, the chairman of the FDIC announced that the regulatory agency intends to lower the special assessment from 20 cents to 10 cents per $100 of insured deposits. The approval of this reduction is contingent on whether the U.S. Congress passes legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC. If the special assessment is approved at 10 cents per $100 of insured deposits, the Bank estimates that its assessment will be approximately $0.2 million based on the December 31, 2008 deposits subject to assessment.

In 2008, the FDIC increased the insurance limits under the Deposit Insurance Fund (the “DIF”) up to a maximum of $250,000 from the previous maximum of $100,000 per insured depositor. The new limit is effective until December 31, 2009 when the maximum is scheduled to revert to $100,000, except on certain retirement accounts that are expected to retain the $250,000 limit. The Company and the Bank have “opted in” to the Temporary Liquidity Guarantee Program (“TLGP”), established by the FDIC on October 14, 2008 to provide unlimited FDIC insurance on non-interest bearing deposit accounts and NOW accounts paying interest at a rate no higher than 50 basis points (“bp”). This program continues until December 31, 2009.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) provides for, among other things, (i) publicly available annual financial condition and management reports for certain financial institutions, including audits by independent accountants, (ii) the establishment of uniform accounting standards by federal banking agencies, (iii) the establishment of a “prompt corrective action” system of regulatory supervision and intervention, based on capitalization levels, with greater scrutiny and restrictions placed on depository institutions with lower levels of capital, (iv) additional grounds for the appointment of a conservator or receiver, and (v) restrictions or prohibitions on accepting brokered deposits, except for institutions which significantly exceed minimum capital requirements. FDICIA provides for increased funding of the FDIC insurance funds and the implementation of risk-based premiums.

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be

M&F BANCORP, INC. AND SUBSIDIARY

deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA authorized the FDIC to revise the risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2008.

Community Reinvestment. Under the CRA, as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding”, “satisfactory”, “needs to improve”, or “substantial noncompliance”, and to take that record into account in its evaluation of certain applications by those institutions. The CRA assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received an “outstanding” rating in its last CRA examination, which was conducted during October 2003.

The GLB Act’s “CRA Sunshine Requirements” call for financial institutions to disclose publicly certain written agreements made in fulfillment of the CRA. Banks that are parties to such agreements must report to federal regulators the amount and use of any funds expended under such agreements on an annual basis, along with such other information as regulators may require.

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

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the FHLB of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.18% (or 18 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB of Atlanta under the new activity-based stock ownership requirement. On December 31, 2008, the Bank was in compliance with this requirement.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W. Section 23A places limits on the amount of:

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

M&F BANCORP, INC. AND SUBSIDIARY

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must meet specified collateral requirements. The Bank must comply with other provisions designed to avoid the transfer of low-quality assets from an affiliate.

The Bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit (as discussed below). Section 22(h) prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the Treasury to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Pursuant to authority granted under EESA, the Treasury has created the TARP Capital Purchase Program (“TCPP”) under which the Treasury is investing up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

With limited exceptions, institutions participating in the TCPP are required to issue warrants for common or preferred stock or senior debt to the Treasury. As a CDFI, the Company would not be required to issue warrants if it participates in TARP. If an institution participates in the TCPP or if the Treasury acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives that encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the institution, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. As of December 31, 2008, the Company was not a participant in the TARP or TCPP programs.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase $500 billion to $1 trillion of legacy troubled assets from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. The Company cannot predict at this time the effect that the Financial Stability Plan may have on it or its business, financial condition or results of operations.

Limits on Rates Paid on Deposits and Brokered Deposits. FDIC regulations limit the ability of insured depository institutions to accept, renew or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution’s normal market area. Under these regulations, “well capitalized” depository institutions may accept, renew or roll-over such deposits without restriction, “adequately capitalized” depository institutions may accept, renew or roll-over such deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew, or roll-over such deposits. Definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” are the same as the definitions adopted by the FDIC to implement the prompt corrective action provisions discussed above.

M&F BANCORP, INC. AND SUBSIDIARY

Other. Additional regulations require annual examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state chartered institutions examined by state regulators. Additional regulations establish operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions, as well as compensation standards.

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

Under Chapter 53 of the NC General Statutes, if the capital stock of a NC commercial bank is impaired by losses or otherwise, the Commissioner is authorized to require payment of the deficiency by assessment upon the bank’s stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder, upon 30 days notice, to sell as much as is necessary of the stock of such shareholder to make good the deficiency.

Item 1A.	RISK FACTORS

An investment in the Company’s common stock is subject to risks inherent in the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.

The Company’s business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. As a consequence of the recession that the United States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our businesses:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of our loans and investments;

•

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. During the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, business and results of operations. Declines in the housing market during 2008, with falling home prices and increasing foreclosures and unemployment, have resulted in, and may continue to result in, significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

M&F BANCORP, INC. AND SUBSIDIARY

The soundness of other financial institutions could adversely affect us. Since mid-2007, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results of operations.

There can be no assurance that the EESA and other recently enacted government programs will help stabilize the U.S. financial system. On October 3, 2008, President Bush signed into law the EESA. The Treasury and federal banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system, including the TCPP, in which the Company participated. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s TLGP. The number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, and valuation adjustments on loans. On February 10, 2009, the Secretary of the Treasury announced the Financial Stability Plan, which earmarks the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates. In addition, the ARRA, which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in the TCPP. There can be no assurance, however, as to the actual impact that the EESA, as supplemented by the Financial Stability Plan, the ARRA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA, the ARRA, the Financial Stability Plan and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our businesses, financial condition, results of operations, access to credit or the trading price of our common stock. The EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on our businesses, financial condition or results of operations.

The Company is subject to extensive governmental regulation, which could have an adverse impact on our operations. The banking industry is extensively regulated and supervised under both federal and state law. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company is subject to supervision and periodic examination by the Federal Reserve and the Commissioner. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in the Company, by restricting the Company’s activities, such as: the Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect:

•	The payment of dividends to shareholders;

•	Possible transactions with or acquisitions by other institutions;

•	Desired investments;

•	Loans and interest rates;

•	The level of its allowance for credit losses;

•	Imposing higher capital requirements;

•	Interest rates paid on deposits;

•	The possible expansion of branch offices; and

•	The ability to provide other services.

M&F BANCORP, INC. AND SUBSIDIARY

Our regulatory position is discussed in greater detail under Item 1. “Business—Supervision and Regulation” of this Annual Report on Form 10-K. In addition, the Company will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

We may need to raise additional capital in the future and such capital may not be available when needed or at all. We may need additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

The Company Relies on Dividends from the Bank for Most of its Revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common stock, and interest and principal on its outstanding debt securities. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company’s common stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1 “Business — Supervision and Regulation”.

The Bank may have higher loan losses than the Bank’s allowance for loan losses. The Bank maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense that represents management’s best estimate of probable losses that will be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific loan risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current loan risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for credit losses. Repayment of such loans is generally considered more subject to market risk than residential mortgage loans. In addition, bank regulatory agencies periodically review the Bank’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Bank will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See Provision and Allowance for Loan Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for loan losses.

The Company’s growth strategy may not be successful. As a strategy, the Company seeks to increase the size of its franchise by pursuing business development opportunities. The Company can provide no assurance that it will be successful in increasing the volume of the Company’s loans and deposits at acceptable risk levels and upon acceptable terms, expanding its asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any expansion will be profitable or that the Company will be able to sustain its growth, either through internal growth or through successful expansions of its banking markets, or that the Company will be able to maintain capital sufficient to support its continued growth.

The Bank is Subject to Interest Rate Risk. The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs

M&F BANCORP, INC. AND SUBSIDIARY

could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities. See Asset/Liability Management in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

If the Bank loses key employees with significant business contacts in its market areas, its business may suffer. The Bank’s success is largely dependent on the personal contacts of our officers and employees in its market areas. If the Bank loses key employees temporarily or permanently, this could have a material adverse effect on the business. The Bank could be particularly hurt if its key employees go to work for competitors. The Bank’s future success depends on the continued contributions of its existing senior management personnel, many of whom have significant local experience and contacts in its market areas.

The Company’s operating results and financial condition would likely suffer if there is deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Raleigh, Durham, Winston-Salem, Greensboro, and Charlotte areas of NC. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interest may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect the Company’s financial condition and results of operations. A significant decline in general economic conditions in the Bank’s market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank’s control would also impact these local economic conditions and could have an adverse affect on the Company’s financial condition and results of operations.

The Company is subject to security and operational risks related to the technology the Company uses that could result in a loss of customers, increased costs and other damages which could be material. The Company depends on data processing, software and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure or interruptions or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and servicing or loan origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank’s reputation, subject the Bank to additional regulatory scrutiny or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations and financial condition.

The Bank faces strong competition in our market areas, which may limit our asset growth and profitability. The banking business in the Bank’s market areas is very competitive, and the level of competition facing the Bank may increase further, which may limit the Bank’s asset growth and/or profitability. The Bank experiences competition in both lending and attracting deposits from other banks and nonbank financial institutions located within its market areas, some of which are significantly larger institutions and may have more financial resources than the Bank. Such competitors primarily include national, regional and local financial institutions within the Bank’s market areas. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Bank currently operates. Nonbank competitors for deposits and deposit-type accounts include savings associations, credit unions, savings banks, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, the Bank encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, securities firms and major retail stores that offer competing financial services. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Bank can offer.

The Company could violate debt covenants. The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the Acquisition. The Line of Credit is secured by a pledge of Bank stock. During 2008, the maximum outstanding balance on under the Line of Credit was $0.8 million, with $0.5 million outstanding as of December 31, 2008. The Line of Credit agreement requires the Company to satisfy certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. Also, the lender may declare the Company to be in default, in which case it may accelerate payment of the Line of Credit and sell the pledged Bank stock (subject to its receipt of necessary regulatory approvals). As of December 31, 2008, the Company was not in compliance with some of these requirements, and requested and received a waiver of certain conditions in order to pay its stockholders a dividend for the fourth quarter. In the event that the Company defaults on the Line of Credit again, the lender may choose not to waive the requirements or the default, and choose instead to accelerate payment of the

M&F BANCORP, INC. AND SUBSIDIARY

Line of Credit and sell the pledged Bank stock and/or deny the Company’s request to pay a dividend, any of which would have a material adverse effect on the Company. To mitigate this risk, the Company intends to seek to renegotiate some of the terms of the Line of Credit, but no assurance can be given that it will be successful in so doing.

The Bank is Subject to Environmental Liability Risk Associated with Lending Activities. A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property’s value or limit the Bank’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank’s exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s common stock is not FDIC insured. The Company’s common stock is not a savings or deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental agency and is subject to investment risk, including the possible loss of principal. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any the Company. As a result, holders of the Company’s common stock may lose some or all of their investment.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

At December 31, 2008, the Company conducted its business from the headquarters office in Durham, NC, and its nine branch offices in Durham, Raleigh, Charlotte, Greensboro and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank’s properties as of December 31, 2008. Rent expense incurred by the Bank under ongoing leases totaled approximately $55 thousand for the year ended December 31, 2008. Total rent expense for the year ended December 31, 2008 totaled $166 thousand, which included rental of the former MCSB corporate center which was consolidated into a nearby branch in September 2008.

Address	Services	Owned	Leased
2634 Durham Chapel Hill Blvd Durham, NC	Corporate Offices	✓
116 West Parrish Street Durham, NC	Branch		✓
2705 Durham Chapel Hill Blvd Durham, NC	Branch/ATM	✓
3917 Fayetteville Street Durham, NC	Branch/ATM	✓
13 East Hargett St Raleigh, NC	Branch	✓
1824 Rock Quarry Road Raleigh, NC	Branch/ATM		✓
101 Beatties Ford Road Charlotte, NC	Branch	✓
3225 West Sugar Creek Road Charlotte, NC	Branch		✓
770 Martin Luther King Jr. Drive Winston Salem, NC	Branch/ATM	✓
100 South Murrow Boulevard Greensboro, NC	Branch/ATM	✓

M&F BANCORP, INC. AND SUBSIDIARY

Management considers all properties to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Notes 7 and 9 to the Consolidated Financial Statements, included in Item 8 herein.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MFBP”.

As of March 10, 2009, there were 2,031,337 shares of the Company’s common stock outstanding, which were held by 1,088 stockholders of record, (not including persons or entities whose stock is held in nominee or ‘street’ name through various brokerage firms or banks). The following table shows the high and low sale price of the Company’s common stock for the previous eight quarters, as well as the per share amount of cash dividends paid per share for the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

Quarterly Common Stock Market Price Ranges and Dividends

2008 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$7.75	$8.50	$7.98	$5.75
Low	4.61	5.15	4.00	2.25
Cash dividends declared per share	0.05	0.05	0.05	0.05

2007 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$10.50	$9.25	$10.75	$7.50
Low	8.60	8.61	7.10	4.56
Cash dividends declared per share	0.05	0.05	0.05	0.05

Dividends. See “Item 1. Description of Business – Supervision and Regulation – Dividend and Repurchase Limitations” above for regulatory restrictions, which limit the ability of the Company to pay dividends. The Company entered into a $5.0 million revolving line of credit with a correspondent bank in 2008, primarily to fund the Acquisition. The Company is required to satisfy certain fiscal and regulatory criteria for the term of the line of credit, failing which it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of December 31, 2008, the Company was not in compliance with some of these requirements, and requested and received a waiver of certain conditions in order to pay its stockholders a dividend for the fourth quarter. See Note 10 for a more detailed discussion concerning the line of credit.

Dividend Policy. The Company’s stockholders are entitled to receive such dividends or distributions as the Board of Directors declares in its discretion. During fiscal year 2008, the Company declared and paid to its stockholders dividends totaling $0.20 per share (see chart above for declared quarterly dividends). The Company will continue to pay stockholders in the form of quarterly cash dividends if such cash dividends, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. In 2008, the dividends awarded to stockholders accounted for 43.5% of fully diluted earnings per share. The declaration of any future dividends and the establishment of the record dates related thereto remains subject to further action by the Company’s Board of Directors, as well as the limitations discussed above.

Recent Sales of Unregistered Securities. The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act.

M&F BANCORP, INC. AND SUBSIDIARY

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock within the fourth quarter of 2008.

Equity Compensation Plan. The Company has a stock option plan providing for the issuance of up to 171,000 options to purchase shares of the Company’s stock. As of December 31, 2008, options for 145,800 shares of common stock remained available for future issuance. Grants of options are made by the Board of Directors or the Compensation/Personnel Committee. All grants must be at no less than fair market value on the date of grant, must be exercised no later than 10 years from the date of grant, and may be subject to some vesting provisions. All options outstanding as of December 31, 2008 were fully vested.

The following table sets forth information as of December 31, 2008, regarding equity compensation plans under which equity securities of the Company are authorized for issuance:

Equity Compensation Plans	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Number Exercisable	Weighted Average Exercise Price	Options Available for Future Issuance
Approved by security holders	25,200	1	25,200	$7.84	145,800
Not approved by security holders	—	—	—	n/a	—

Total	25,200	1	25,200	$7.84	145,800

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company, including balance sheet and operational data as of and for the years ended December 31, 2008, 2007, and 2006 portions of which have been derived from, and is qualified by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report, which should be read in conjunction with such Consolidated Financial Statements and notes thereto. The comparability of financial data for these periods has been significantly impacted by the Acquisition of MCSB in 2008.

M&F BANCORP, INC. AND SUBSIDIARY

	As of and for the Years Ended December 31,
(Dollars in thousands)	2008	2007	2006
Selected Balance Sheet Data
Cash and due from banks	$13,776	$18,172		$37,460
Securities	32,503	43,612		53,229
Gross loans	208,411	146,080		161,514
Allowance for loan losses	(2,962)	(1,897)		(2,501)
Total Assets	271,618	222,218		268,008
Deposits	216,567	172,053		223,829
Borrowings	25,046	24,004		17,816
Shareholders’ equity	24,319	22,160		21,762

(Dollars in thousands)
Summary of Operations
Interest income	14,651	15,288		15,460
Interest expense	4,503	6,378		5,689
Net interest income	10,148	8,910		9,771
Provision (credit) for loan losses	823	(299)		(49)
Net interest income after provision for loan losses	9,325	9,209		9,820
Noninterest income	2,366	2,582		2,582
Noninterest expense	13,327	10,719		10,190
Pre-tax net (loss) income before extraordinary gain	(1,636)	1,072		2,212
Income tax (benefit) expense before extraordinary gain	(825)	145		426
Extraordinary gain	1,712	—		—
Net income	901	927		1,786

	For the Years Ended December 31,
	2008	2007	2006
Per Share Data
Before extraordinary gain:
Net (loss) income-basic and diluted	$(0.42)	$0.55		$1.06
Net (loss) income-diluted	(0.42)	0.55
After extraordinary gain:
Net income-basic and diluted	$0.46	$0.55	$ $	1.06 basic, 1.05 diluted
Dividends	0.20	0.20		0.20
Book value per share	11.97	13.15		12.91
Average common shares outstanding	1,948,220	1,685,646		1,685,646

Selected Ratios
Before extraordinary gain:
(Loss) return on average assets	(0.32)%	0.38%		0.72%
(Loss) return on average shareholders’ equity	(3.24)	4.25		8.44
After extraordinary gain:
Return on average assets	0.35%	0.38%		0.72%
Return on average shareholders’ equity	3.59	4.25		8.44

Dividend payout ratio	43.48%	36.36%		18.87%
Average shareholders’ equity to average total assets	9.77	8.85		8.57
Net interest margin (1)	4.44	4.08		4.54

(1)	on a tax equivalent basis

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations and financial condition, liquidity, and capital resources than can be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented elsewhere in this report.

OVERVIEW

The Bank is a full-service state chartered bank conducting business in the four largest urban areas of NC: Raleigh, the State’s Capitol, Durham, Winston-Salem, Greensboro, and Charlotte. Beginning in 2007, the Bank celebrated the 100th anniversary of its founding in 1907 and the opening of its first branch in 1908 on Parrish Street in Durham where the Bank continues to operate a branch. In 1999 the Company was created as a bank holding company. As of December 31, 2008 the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

On March 28, 2008, the Company completed the Acquisition of MCSB, which had opened its original operation in a teller window of the Bank 84 years previously. Additional information about the Acquisition is set forth in Note 2 to the Consolidated Financial Statements, included in Item 8. The Acquisition affects the comparability of the results of operations and balance sheets as of and for the years ended December 31, 2008 and 2007.

The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, rental income, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, marketing, data processing, professional fees, telecommunication and other non-interest expenses.

The Bank’s operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The Bank’s costs of funds are influenced by interest rates on deposits and borrowing rates offered by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing, which in turn is affected by the prevailing interest rates.

EXECUTIVE SUMMARY

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Along with other financial institutions, the Company’s stock price has suffered as a result. Management cannot predict when these market difficulties will subside. While the current economic downturn and the difficulties it presents for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time. The Company’s primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

Because of the current economic situation, U.S. and foreign governments have acted in attempts to stabilize the financial system. For example, the U.S. government enacted the EESA, which, among other things, authorized the Treasury to establish the TARP, of which the TCPP is a part. Under the TCPP, certain qualifying U.S. financial institutions may sell senior preferred stock and warrants to purchase common stock to the Treasury in exchange for a capital infusion. It is not clear at this time what impact these measures will have on the on the Company or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to the Company and its financial operations.

As discussed in more detail below, the following is a brief summary of the Company’s significant results for the year ended December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

•

Net income was $0.9 million for the years ended December 31, 2008 and December 31, 2007. Included in 2008 net income was an extraordinary gain of $1.7 million due to the bargain purchase price from the Acquisition of MCSB. Diluted earnings per share after the extraordinary gain was $0.46 per share. Diluted loss per share before the extraordinary gain was $0.42. Many factors contributed to the operating loss per share in 2008.

•	Net interest income increased due to the higher average loan balances, partially offset by lower rates and higher average balances for interest-bearing deposits.

•	The provision for loan losses increased due to organic growth in loans, the deterioration in the national and local economies, and increasing problem assets, many of which were in the MCSB portfolio.

•

Expenses increased mainly due to the Acquisition, a change in estimated useful lives of fixed assets, severance accruals for a reduction in workforce, maintaining dual core operating systems due to the Acquisition, and higher directors and professional fees.

•	Total assets increased a net of $49.4 million during 2008 due to the following factors:

•	The Acquisition of MCSB added net cash and cash equivalents of $12.7 million, gross loans of $43.8 million, offset by deposits of $49.3 million and borrowings of $9.1 million.

•	The Company experienced net organic loan growth during 2008 of approximately $18.5 million.

•	Net taxes increased $3.0 million, and other assets decreased a net of $0.2 million.

•	These increases were partially offset by the net decreases of $11.1 million in investment securities during 2008 from $43.6 million to $32.5 million at December 31, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, investment and intangible asset values, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

The Company’s significant accounting policies are discussed below and in Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•

Allowance for Loan Losses – The Company records an estimated allowance for loan losses based on known problem loans and estimated risk in the existing loan portfolio. The allowance calculation takes into account historical loss trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•

Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•

Valuation Allowances – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

M&F BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

•

Net income was $0.9 million for the year ended December 31, 2008 and December 31, 2007. Included in net income for the year ended December 31, 2008, was an extraordinary gain of $1.7 million due to the bargain purchase price from the Acquisition of MCSB. Diluted earnings per share after the extraordinary gain for fiscal year 2008 was $0.46 per share. Diluted loss per share before the extraordinary gain was $0.42. Many factors contributed to the operating loss per share in 2008:

•

During the second quarter management conducted an in-depth review of the Company’s fixed assets and recorded an expense in the aggregate amount of $0.3 million, ($0.2 million after tax, or $0.10 cents per share) in connection with a change in estimated useful lives of long-lived assets.

•

To facilitate the transition and integration of MCSB, management elected to add former MCSB employees to the Bank, and to use the transition period during the second quarter to reassess its staffing needs from the larger institution that resulted. Salary expense for the additional MCSB staff was approximately $0.3 million, and an accrual for severance benefits for those Bank employees whose positions were eliminated totaled approximately $0.1 million. The Company was required to operate dual core operating systems for approximately six months and continues to incur expenses for ongoing MCSB customer data retention requirements. Information technology costs increased a total of $0.4 million in 2008 compared to 2007. The Company leased the former MCSB headquarters facility through mid-September, incurring lease expense of approximately $0.1 million. The Company’s occupancy expenses increased a total of $0.6 million in 2008 compared to 2007, in part from the added rental of MCSB’s headquarters, and in part due to the increase in the number of branches from nine to 12 operated by the Company for six months of the year. In September 2008, a part-time branch in Durham, a full-time drive up branch in Charlotte, and the former MCSB headquarters’ branch in Durham were closed or consolidated into nearby branches, returning the total branches to nine.

•

In December 2008, to improve margins, the Bank prepaid two fixed rate loans with the FHLB, incurring a prepayment penalty of $0.2 million. These loans of $3.9 million and $3.0 million carried fixed interest rates of 4.88% and 4.02% respectively. Both had scheduled maturities in the fourth quarter of 2009. The Bank refinanced these loans with a daily floating rate loan, which may be repaid and re-borrowed on a daily basis to meet cash flow requirements. As of December 31, 2008, the interest rate for this daily floating rate loan was 0.46%. The net interest spread increased to 3.96% in 2008 from 3.47% in 2007, resulting in $1.2 million, or 13.9% increase in net interest income before the provision for loan losses. This improvement is attributable to $2.6 million in increased income from the growth in the loan portfolio, partially offset by $1.2 million less loan interest income from lower rates; a lower combined income of $2.0 million from overnight investments in Federal Funds (“Fed Funds”) and investments, $1.3 million of which is attributable to lower average balances; and $1.9 million lower cost of funds mainly attributable to lower rates. Starting in September 2007, the Federal Open Market Committee (“FOMC”) progressively decreased rates from 5.25% to a target range of 0.0% to 0.25% in December 2008. Please refer to the Rate and Volume Table on page 24.

•

During 2008, the Bank experienced net organic loan growth of approximately 12.7% or $18.5 million. Loans acquired from MCSB were $43.9 million, which accounted for 70.4% of the $62.3 million increase in loans outstanding from December 31, 2007 to December 31, 2008. The allowance for loan losses increased 56.1% or $1.1 million from December 31, 2007 to December 31, 2008, of which $0.7 million, or 63.9% of the increase was acquired from MCSB. A combination of the organic growth, the deterioration in the national and local economy which has impacted the Company’s customers, and problem assets acquired from MCSB, contributed to the increases in the allowance.

•

Noninterest income declined approximately $0.2 million in 2008 from 2007 with the following significant changes: service charge revenues increased approximately $0.3 million, offset by approximately $0.5 million in decreases in realized gains from the 2007 levels due to (i) the sale of a loan, (ii) the sale of other real estate owned, and (iii) gains in sales of securities.

•	In addition to the increases in salaries, occupancy, and information technology expenses discussed above, other expenses increased in 2008 by approximately $0.8 million over the 2007 amounts.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding. Net interest income before provision for loan losses increased $1.2 million, or 13.9%, from $8.9 million for the year ended December 31, 2007, to $10.1 million for the year ended December 31, 2008. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2008 were $235.4 million, up 3.6% compared to $227.3 million for the year ended December 31, 2007. On a fully taxable equivalent (“TE”) basis, net interest margin was 4.44% and 4.08% for the years ended December 31, 2008 and 2007, respectively. The net interest spread on a fully TE basis increased by 49 bps to 3.96% for the year ended December 31, 2008 from 3.47% for the year ended December 31, 2007. The yield on average interest-earning assets was 6.36% and 6.91% for the years ended December 31, 2008 and 2007, respectively, a decrease of 55 bps, while the interest rate on average interest-bearing liabilities for those periods was 2.40% and 3.44%, respectively, a decrease of 104 bps.

M&F BANCORP, INC. AND SUBSIDIARY

The Company’s balance sheet remains asset sensitive and, as a result, its interest-earning assets reprice faster than its interest-bearing liabilities. As time deposits mature and reprice, the margin has been and may continue to be negatively impacted based on pricing competition to retain these deposits. With the continuing recession and the uncertainty in the markets, the Company expects to experience margin compression throughout 2009. The Company cannot be certain of the future direction of the benchmark Fed Funds rates as set by the FOMC.

Interest income decreased 4.17% for the year ended December 31, 2008 to $14.7 million, from $15.3 million for the year ended December 31, 2007. The average balances of loans, which had overall yields of 6.72% for the year ended December 31, 2008 and 7.51% for the year ended December 31, 2007, respectively, increased 25.43% from $149.4 million for the year ended December 31, 2007 to $187.4 million for the year ended December 31, 2008. The average balance of investment securities decreased 36.21% from $57.4 million for the year ended December 31, 2007 to $36.6 million for the year ended December 31, 2008. The TE yield on investment securities decreased from 6.51% for the year ended December 31, 2007 to 6.14% for the year ended December 31, 2008. The average balances of federal funds and other short-term investments decreased 44.57% from $20.5 million for the year ended December 31, 2007 to $11.3 million for the year ended December 31, 2008, and the average yield in this category decreased 275 bps from 4.92% to 2.17% over the same time period as a result of the decrease in short-term interest rates during 2008.

Interest expense decreased 29.40% for the year ended December 31, 2008 to $4.5 million, from $6.4 million for the year ended December 31, 2007. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased 0.31% from $167.8 million for the year ended December 31, 2007 to $167.2 million for the year ended December 31, 2008. The average rate paid on interest-bearing deposits decreased 102 bps from 3.32% for the year ended December 31, 2007 to 2.30% for the year ended December 31, 2008, primarily in response to the decreases in rates by the FOMC discussed above.

The average rate on borrowings decreased from 4.56% for the year ended December 31, 2007 to 3.20% for the year ended December 31, 2008. The average borrowings outstanding increased 15.87% from $17.7 million for the year ended December 31, 2007 to $20.5 million for the year ended December 31, 2008. The interest expense on borrowed funds decreased 18.69% from $0.8 million in 2007 to $0.7 million in 2008, reflecting lower rates partially offset by higher average balances. Borrowings assumed from MCSB totaled $9.1 million.

The following table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. In the tables, the amount earned on nontaxable securities is reflected as actual, whereas the rate on nontaxable securities is stated at the TE rate.

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

For the Years Ended December 31, 2008 and 2007

	2008			2007
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$187,433	$12,593	6.72%	$149,436	$11,226	7.51%
Taxable securities(2)	22,530	1,242	5.51	41,498	2,375	5.72
Nontaxable securities(2)(3)	14,057	570	6.14	15,857	681	6.51
Federal funds sold and other interest on short-term investments	11,341	246	2.17	20,461	1,006	4.92

Total interest earning assets	235,361	14,651	6.36%	227,252	15,288	6.91%
Cash and due from banks	2,816			2,550
Other assets	20,838			18,837
Allowance for loan losses	(2,451)			(2,407)

Total assets	$256,564			$246,232

Liabilities and Equity
Savings deposits	$29,236	$134	0.46%	$32,832	$300	0.91%
Interest-bearing demand deposits	50,093	811	1.62	44,220	1,115	2.52
Time deposits	87,920	2,902	3.30	90,723	4,155	4.58

Total interest-bearing deposits	167,249	3,846	2.30	167,774	5,570	3.32
Short term borrowings	—	—	—	—	—	—
Borrowings	20,509	657	3.20	17,700	808	4.56

Total interest-bearing liabilities	187,758	4,503	2.40%	185,474	6,378	3.44%
Non-interest-bearing deposits	39,416			34,717
Other liabilities	4,324			4,238
Total liabilities	231,498			224,429
Shareholders’ equity	25,066			21,803

Total liabilities and shareholders’ equity	$256,564			$246,232

Net interest income		$10,148			$8,910

Non-taxable securities		570			681
Tax equivalent amount at 34.0%		194			232

Tax equivalent adjustment (3)		294			351

Tax equivalent net interest income		$10,441			$9,261

Net interest spread (4)			3.96%			3.47%

Net interest margin (5)		4.44%			4.08%

(1)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(2)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(3)	The tax equivalent rate is computed using a federal tax rate of 34.0%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

The following table shows the Average Balances, Interest Earned or Paid, and Interest Yields/Rates for the years ending December 31, 2007 and 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

For the Years Ended December 31, 2007 and 2006

	2007			2006
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$149,436	$11,226	7.51%	$163,598	$12,349	7.55%
Taxable securities(2)	41,498	2,375	5.72	25,942	1,335	5.15
Nontaxable securities(2)(3)	15,857	681	6.51	10,670	664	9.43
Federal funds sold and other interest on short-term investments	20,461	1,006	4.92	27,654	1,338	4.84

Total interest earning assets	227,252	15,288	6.91%	227,864	15,686	6.92%
Cash and due from banks	2,550			4,078
Other assets	18,837			17,623
Allowance for loan losses	(2,407)			(2,711)

Total assets	$246,232			$246,854

Liabilities and Equity
Savings deposits	$32,832	$300	0.91%	$57,871	$1,089	1.88%
Interest-bearing demand deposits	44,220	1,115	2.52	25,623	261	1.02
Time deposits	90,723	4,155	4.58	82,495	3,534	4.28

Total interest-bearing deposits	167,774	5,570	3.32	165,989	4,884	2.94
Borrowings	17,700	808	4.56	17,599	805	4.57

Total interest-bearing liabilities	185,474	6,378	3.44%	183,588	5,689	3.10%
Non-interest-bearing deposits	34,717			32,147
Other liabilities	4,238			9,952

Total liabilities	224,429			225,687
Shareholders’ equity	21,803			21,167

Total liabilities and shareholders’ equity	$246,232			$246,854

Net interest income		$8,910			$9,997

Non-taxable securities		681			664
Tax equivalent amount at 34.0%		232			226

Tax equivalent adjustment (3)		351			342

Tax equivalent net interest income		$9,261			$10,339

Net interest spread (4)			3.47%			3.82%

Net interest margin (5)		4.08%			4.54%

(1)	Loans receivable include nonaccrual loans for which accrual of interest has not been recorded.
(2)	The average balance for investment securities excludes the effect of their mark-to-market adjustment, if any.
(3)	The tax equivalent rate is computed using a federal tax rate of 34.0%
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents tax equivalent net interest income divided by average interest-earning assets.

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rate, which are changes in the average rate multiplied by the average volume for the previous period;

•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period;

•	The rate/volume variance is allocated entirely to volume; and

•	Total change, which is the sum of the previous columns.

M&F BANCORP, INC. AND SUBSIDIARY

Rate and Volume Variance Analysis

	For the Years Ended December 31, 2008 vs. 2007
(Dollars in thousands)	Rate	Volume	Total (1)
Interest income:
Loans receivable (2) (3)	$(1,186)	$2,553	$1,367
Taxable securities	(87)	(1,046)	(1,133)
Nontaxable securities	(38)	(73)	(111)
Federal funds sold	(562)	(198)	(760)

Total interest income	(1,873)	1,236	(637)
Interest expense:
Interest-bearing deposits	(1,712)	(12)	(1,724)
Borrowed funds	(242)	90	(152)

Total interest expense	(1,953)	78	(1,875)

Net interest income	$80	$1,159	$1,238

(1)	The changes in rates and volumes account for the total changes in interest income and interest expense.
(2)	The interest income that would have been reflected on non-accruing loans is excluded from this analysis.
(3)	Loan fees included in interest income earned on loans for 2008 and 2007 was $0.2 million $0.3 million, respectively.

Provision and Allowance for Loan Losses. The provision for loan losses is the amount charged against earnings for the purpose of establishing an adequate allowance for loan losses. Loan losses are, in turn, charged to this allowance rather than reported as a direct expense. For the year ended December 31, 2008, the allowance for loan losses was $3.0 million compared to $1.9 million for the year ended December 31, 2007, an increase of $1.1 million, which represented approximately 1.42% and 1.30% of total loans outstanding on those respective dates. Nonperforming assets at December 31, 2008 were 2.13% of total assets compared to 0.85 % at December 31, 2007. Nonperforming loans as percentage of total loans at the end of 2008 was 2.77% compared to 1.29% at December 31, 2007.

The amount of the allowance for loan losses is established based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. In 2008, in connection with the MCSB acquisition, the Company added MCSB’s recorded allowance for loan losses, which totaled $0.7 million.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management’s assessment of the risks associated with the different types of lending activities.

	As of December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$124	4.34%	$71	3.82%	$131	2.55%	$121	2.40%	$92	4.29%
Real estate construction	108	3.78	117	6.27	188	7.67	353	12.52	216	8.82
Consumer and other	164	2.25	111	3.92	60	3.19	137	3.13	167	3.55
Real estate mortgage	2,566	89.63	1,598	85.99	2,122	86.59	2,310	81.95	2,037	83.34

	$2,962	100.00%	$1,897	100.00%	$2,501	100.00%	$2,921	100.00%	$2,512	100.00%

The Company experienced $0.4 million in net loans charged-off for the year ended December 31, 2008 compared to $0.3 million in net loan charge-offs for the year ended December 31, 2007. Net loan charge-offs as a percent of average loan balances outstanding increased from 0.20% for the year ended December 31, 2007 to 0.23% for the year ended December 31, 2008.

The following table shows changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category and additions to the allowance that have been charged to expenses.

M&F BANCORP, INC. AND SUBSIDIARY

	As of and for the Years Ended December 31,
(Dollars in thousands)	2008		2007	2006	2005	2004
Average amount of loans outstanding, net of unearned income/expense	$187,433		$149,436	$163,598	$165,147	$162,640
Amount of loans outstanding at year end, net of unearned income	208,411		146,080	161,514	165,228	166,163

Allowance for loan losses:
Balance at beginning of year	1,897		2,501	2,921	2,512	2,276
Adjustment for loans acquired	681		—	—	—	—
Loans charged off:
Commercial	2		6	57	13	67
Real estate construction	—		3	—	—	—
Consumer and other	181		100	129	117	106
Real estate mortgage	299		284	272	190	174

Total charge-offs	482		390	458	320	347

Recoveries of loans previously charged off:
Commercial	—		—	13	0	4
Real estate construction	—		—	—	—	—
Consumer and other	14		16	43	69	26
Real estate mortgage	29		69	31	5	88

Total charge-offs	43		85	87	74	118

Net loans charged off	439		305	371	246	229
Provision (credit) for loan losses	823		(299)	(49)	655	465

Balance at end of year	$2,962	(1)	$1,897	$2,501	$2,921	$2,512

(1)	The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in other liabilities.

The following table shows the breakdown by loan type of nonperforming assets.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2008	2007
Loans contractually past due 90 days or more and/or on nonaccrual status (1)
Commercial	$233	$948
Construction	1,001	—
Consumer	8	—
Real estate mortgage	3,363	595

Total nonaccrual loans	4,605	1,543
Foreclosed properties	1,175	338

Total nonperforming assets	$5,780	$1,881

Accruing loans which are contractually past due 90 days or more	—	—
Nonperforming assets to:
Loans outstanding at end of year	2.77%	1.29%
Total assets at end of year	2.13	0.85
Allowance for loan losses as a percent of nonperforming assets	51.25	100.85

(1)	See Summary of Significant Accounting Policies for a discussion of the Company’s process for classifying loans on nonaccrual status.

The following schedule shows the five year history of non-accruing and nonperforming assets.

	As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Non-accruing loans	$4,605	$1,543	$405	$4,678	$1,546
Loans past 90 days and still accruing	—	—	39	559	2,089
Other real estate owned	1,175	338	951	544	509

Total nonperforming assets	$5,780	$1,881	$1,395	$5,781	$4,144

Nonperforming assets to total loans	2.77%	1.29%	0.86%	3.44%	2.46%
Nonperforming assets to total assets	2.13	0.85	0.52	2.35	1.80
Allowance for loan losses as a percent of nonperforming assets	51.25	100.85	179.28	50.53	60.62

M&F BANCORP, INC. AND SUBSIDIARY

If the $4.6 million in nonaccrual loans had been current in accordance with their original terms, additional gross interest income of $0.3 million would have been recorded for the year ended December 31, 2008.

During 2008, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans as shown in the table below:

(Dollars in thousands)	Loan Balance	Direct charge-off	Adjusted Loan Balance	% Charged-off
Commercial loans	$227	$—	$227	—%
Real estate mortgage	7,912	272	7,640	3.44

Total	$8,139	$272	$7,867	3.34%

The adjustments reduced the loan carrying values as shown, with the offset to the allowance for loan losses.

Loans totaling $10.2 million were classified as impaired as of December 31, 2008 compared to $4.5 million as of December 31, 2007. The majority of the Bank’s nonperforming loans are secured by real estate collateral, which management believes mitigates our exposure to losses compared to those loans that are unsecured or collateralized with other types of assets. All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded. If collateral and other factors support full repayment, or if a direct write-down of the loan balance had been recorded, the allowance is adjusted accordingly. Included in the table below are two troubled debt restructurings as of December 31, 2008 totaling $5.6 million. These borrowers are performing under the revised terms of the loans.

	Impaired Loans As of December 31,
	2008		2007
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Commercial	$8,516	$250	$3,810	$123
Consumer	9	1	26	—
Real estate-mortgage	1,678	—	634	—

	$10,203	$251	$4,470	$123

Noninterest Income. Noninterest income decreased 8.0% to $2.4 million from $2.6 million for years ended December 31, 2008 and 2007, respectively. In the year ended December 31, 2008, service charges increased $0.3 million, however this was more than offset by a net decrease of $0.5 million in a combination of realized gains on sales of securities, the gain from the sale of a loan in 2007, and the gains on sales of other real estate in 2007.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 24.33% to $13.3 million for the year ended December 31, 2008 from $10.7 million for the year ended December 31, 2007. The increase in noninterest expense was impacted by the acquisition and integration of MCSB, a change in estimated useful lives of fixed assets, and severance costs associated with both the Acquisition and the closing/consolidation of branches during the third quarter of 2008. Occupancy expense increased $0.6 million during 2008, of which approximately $0.3 million is attributable to the change in the estimated remaining economic lives of certain long-lived assets.

Salary and employee benefits expenses for the years ended December 31, 2008 and 2007 were $5.7 million and $4.9 million, respectively. The full time equivalent employees increased from 76 as of December 31, 2007 to 86 as of December 31, 2008. During 2008, all former MCSB employees except certain executives, were offered the opportunity to transition to employees of the Bank. At its peak in June 2008, the Bank had 106 employees, of whom four were part-time tellers. Total salaries increased $0.7 million, of which the costs of the added staff approximated $0.3 million. Benefits increased $0.1 million in 2008 compared to 2007, primarily due to higher insurance benefit costs and higher 401(k) contributions. The Company incurred $0.1 million in severance expenses in 2008 related to the reduction in workforce of the Bank’s employees in June 2008.

Occupancy expense increased $0.6 million in the year ended December 31, 2008 over that from the same period in 2007. Depreciation and amortization expenses increased $0.3 million to $0.8 million for the year ended December 31, 2008 from $0.6 million for the year ended December 31, 2007, primarily due to the change in estimated useful lives of computer equipment, which management determined would have become obsolete prior to being fully depreciated. Data processing and communications costs

M&F BANCORP, INC. AND SUBSIDIARY

increased from $0.5 million in 2007 to $0.8 million in 2008, partially due to increased telephone costs of $0.1 million and increased electronic data processing costs of $0.2 million which includes costs associated with the core operating system which was implemented in the second quarter of 2007, as well as the added cost of operating MCSB’s core operating system for six months and the ongoing costs to access required MCSB customer data.

Directors and advisory board fees increased from $0.2 million in 2007 to $0.3 million in 2008 as a result of the Acquisition and the associated increase in the number of Board and committee meetings. Professional fees increased $0.3 million in 2008 over that of 2007, mainly from increased outsourced internal audit services, temporary help hired to fill various positions in the Bank, consultant fees for the Acquisition, and legal fees related to the Acquisition and normal bank operational support.

The Company incurred merger related expenses totaling $0.3 million in 2008, related to pre- and post-integration costs that did not qualify for capitalization. Other expenses increased $0.2 million for the year ended December 31, 2008 over those in the year ended December 31, 2007. In both 2008 and 2007, the Bank pre-paid certain long-term debt. In doing so, the Bank incurred pre-payment penalties of $0.2 million in 2008, and $0.3 million in 2007, in return for improving ongoing net interest margins.

Provision for Income Taxes. The Company recorded an income tax benefit of $0.8 million for the year ended December 31, 2008 compared to an expense of $0.1 million for the year ended December 31, 2007. The decrease in income tax expense is primarily due to the change in pretax earnings which decreased from income of $1.1 million for the year ended December 31, 2007 to an operating loss of $1.6 million for the year ended December 31, 2008. Tax exempt income, consisting of income on municipal bonds, tax exempt interest income on loans, and bank owned life insurance cash surrender value increases, decreased in 2008 by $0.2 million or 11.21% from the 2007 levels. The overall effective rate decreased from 13.5% in 2007 to a tax benefit of 50.3% in 2008 because of these differences and a change in marginal rates.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s assets and liabilities during 2008 and 2007 reflect the assets and liabilities acquired in the MCSB transaction and organic growth as a result of internal business development activities.

Total assets increased from $222.2 million as of December 31, 2007 to $271.6 million as of December 31, 2008. The largest component of asset growth was in loans, which increased by $62.3 million from December 31, 2007 to December 31, 2008. The increase in loans was partially offset by the $11.1 million decrease in investment securities predominantly from sales and calls on call dates. Total liabilities increased from $200.1 million as of December 31, 2007 to $247.3 million as of December 31, 2008, with deposit growth of $44.5 million representing the largest component. Excluding a decrease in Fed Funds purchased of $10.0 million from the December 31, 2007 level, borrowings increased $11.0 million over the respective periods, mainly due to debt acquired from MCSB of $9.1 million.

Total consolidated stockholders’ equity increased from $22.2 million as of December 31, 2007 to $24.3 million as of December 31, 2008. The Acquisition increased common stock by $2.8 million, which reflected the 345,691 shares of MCSB common stock which were exchanged for an equal number shares of the Company’s common stock, net of transaction costs. For the year ended December 31, 2008, the net increase in retained earnings was comprised of $0.9 million of net income less dividends declared of $0.4 million. Accumulated other comprehensive loss, which represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes, was in a net unrealized loss position of $1.4 million at December 31, 2008, a change of $1.0 million from the net unrealized loss of $0.4 million as of December 31, 2007.

Assets

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, Fed Funds sold and short-term investments, decreased $4.4 million from $18.2 million as of December 31, 2007 to $13.8 million as of December 31, 2008. Cash was utilized primarily to fund the $18.5 million organic increase in loans. Net cash acquired from MCSB totaled $12.7 million.

Loan Portfolio. Gross loans were $208.4 million and $146.1 million as of December 31, 2008 and 2007, respectively. This increase reflects net organic loan growth in 2008 of $18.5 million and the loans acquired from MCSB of $43.8 million. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets, could impair the value of collateral and/or our ability to sell such collateral (see Part I – Item 1A. Risk Factors for more information on the risks inherent in a loan portfolio that is dependent on real estate.) The Company has implemented policies and procedures to help mitigate this concentration risk and track the performance of the loans. The following table reflects the composition of the loan portfolio as of December 31, for the years shown below.

M&F BANCORP, INC. AND SUBSIDIARY

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$9,035	4.34%	$5,590	3.82%	$4,142	2.55%	$4,060	2.40%	$7,241	4.29%
Real estate construction	7,877	3.78	9,162	6.27	12,411	7.67	21,109	12.52	14,937	8.82
Consumer	3,686	1.77	4,526	3.10	4,013	2.48	5,125	3.04	6,017	3.55
Real estate mortgage	186,809	89.63	125,611	85.99	140,184	86.59	138,207	81.95	141,091	83.34
Other	1,004	0.48	1,191	0.82	1,137	0.71	147	0.09	7	—

	$208,411	100.00%	$146,080	100.00%	$161,887	100.00%	$168,648	100.00%	$169,293	100.00%

The Company has a concentration of loans in a specialty niche in which the Company has specialized lending experience. As of December 31, 2008, the percentage of loans in this niche, which included construction, mortgage, and lines of credit, totaled 41.2% of the total loan portfolio. Historically the Company has experienced low levels of loan losses in the specialty, however repayment of loans is dependent on voluntary contributions which could be adversely affected by the current economic downturn. Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration.

The following table reflects the maturities of the commercial and construction loan portfolio, and the mix of commercial and construction loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes as of December 31, 2008.

(Dollars in thousands)	Commercial	Construction	Total
Maturity dates:
Due within one year	$5,137	$1,143	$6,280
Due one through five years	79,260	2,086	81,346
Due after five years	27,356	11	27,367

	$111,753	$3,240	$114,993

Loans due after one year:
Fixed rate	$85,440	$1,443	$86,883
Variable rate	21,176	654	21,830

	$106,616	$2,097	$108,713

The Company’s market areas are the Research Triangle area (Raleigh and Durham), the Piedmont Triad (Greensboro and Winston-Salem) and Charlotte, NC. The economic trends of the areas in NC served by the Company are influenced by the significant industries within these regions. The ultimate collectability of the Company’s loan portfolio is susceptible to changes in the market conditions of these geographic regions (see Part I – Item 1A. Risk Factors for more information on the risks inherent in dependence on the economic conditions of certain market areas.)

The Company uses a centralized risk management process to ensure uniform credit underwriting that adheres to Company policy. Lending policies are reviewed on a regular basis to confirm that the Company is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods, including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Company’s customers, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management.

Management charged off loans totaling $0.4 million and $0.3 million, net of recoveries, as uncollectible during 2008 and 2007, respectively. As of December 31, 2008 and 2007, the allowance for loan losses as a percentage of total loans was 1.42% and 1.30%, respectively. Management believes the allowance for loan losses of $3.0 million as of December 31, 2008 provides adequate coverage of the losses estimated to be inherent in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized mortgage obligations (“CMOs”) and municipal bonds, all of which are classified as available for sale. The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth. Securities available for sale are carried at their fair value, and the mark-to-market adjustment was $0.1 million in net unrealized losses for the year ended December 31, 2008. After considering applicable tax benefits, the mark-to-market adjustment decreased total stockholders’ equity by $0.1 million. Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available-for-sale securities.

M&F BANCORP, INC. AND SUBSIDIARY

On December 31, 2008 and 2007, the recorded value of investments totaled $32.5 million and $43.6 million, respectively. Factors affecting the decrease of the investment securities portfolio include loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve. During 2008, the Company reduced its investment portfolio to fund the organic loan growth. Other invested assets include FHLB stock with a carrying value of $1.6 million and $1.1 million as of December 31, 2008 and 2007, respectively.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities portfolio at the dates indicated.

	As of December 31,
	2008	2007
(Dollars in thousands)
Available for sale
U.S. agency securities	$8,365	$17,922
Municipal bonds	12,275	15,825
Mortgage-backed securities	11,863	9,865

	$32,503	$43,612

The following table reflects the debt securities by contractual maturities as of December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

	As of December 31,
(Dollars in thousands)	Fair Value	Average Yield
U.S. agency securities
Due within one year	$3,076	5.84%
Due after one year through five years	2,295	4.73
Due after five years through ten years	2,994	5.22
Due after ten years	—	—

Total U.S. agency securities	$8,365	5.31%

Municipal bonds (1)
Due within one year	$937	6.60%
Due after one year through five years	1,708	6.09
Due after five years through ten years	7,116	6.58
Due after ten years	2,514	6.09

Total municipal bonds	$12,275	6.00%

Mortgage-backed securities
Due within one year	$—	—%
Due after one year through five years	—	—
Due after five years through ten years	609	4.91
Due after ten years	11,254	5.56

Total mortgage-backed securities	$11,863	5.53%

(1)	Tax equivalent yield based on a blended federal and state tax rate of 38.55%.

The following table shows the aggregate book and market values of securities of issuers where the book value of the securities exceeds 10% of stockholders equity as of December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)
Issuer	Book Value	Market Value
Federal Home Loan Bank System	$5,283	$5,337
Federal Home Loan Mortgage Corporation	5,530	5,580
Federal National Mortgage Association	8,317	8,500

	$19,130	$19,417

DEPOSITS AND DEBT

Deposits. Total deposits increased from $172.1 million as of December 31, 2007 to $216.6 million as of December 31, 2008. Of these amounts, $40.0 million and $29.9 million were in the form of noninterest-bearing demand deposits and $176.6 million and $142.2 million were in the form of interest-bearing deposits, as of December 31, 2008 and 2007, respectively. Balances in time deposits of $100,000 and greater, include CDARS® which the Company views as relationship-driven deposits, such amounts were $75.1 million and $38.4 million as of December 31, 2008 and 2007, respectively. Brokered deposits, included in time deposits of $100,000 or less, remained at $0.3 million as of December 31, 2007 and December 31, 2008.

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2008:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$21,186	2.59%
Over three months to six months	7,698	2.92
Over six months to twelve months	36,380	2.99
Over one year to five years	9,837	3.58

	$75,101	2.93%

Debt. As of December 31, 2008 and 2007, the Bank’s outstanding advances with the FHLB were $24.4 million and $13.8 million, respectively. During the year ended December 31, 2008, the maximum outstanding advances were $24.4 million. The Bank had average outstanding borrowings of $20.5 million and $17.7 million with effective costs of borrowing of 3.20% and 4.56% for the years ending December 31, 2008 and 2007, respectively. As of December 31, 2008, approximately $5.8 million are fixed rate advances, and $18.6 million are variable rate advances. Capital leases as of December 31, 2008 of approximately $0.1 million carry a fixed rate.

The Company entered into a $5.0 million line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the Acquisition. The Line of Credit is secured by a pledge of Bank stock. During 2008, the maximum outstanding balances on the Line of Credit was $0.8 million, with $0.5 million outstanding as of December 31, 2008. The Line of Credit agreement has both affirmative and negative covenants. Affirmative covenants include providing certain financial information, timely payment of taxes, and providing a copy of any stock offering document upon printing thereof. Negative covenants include maintaining a certain level of loan to book value, continuing to be well-capitalized, minimum levels of equity capital, annualized earnings and return on average asset ratios, and specific ratios related to the loan portfolio. The Company was not in compliance with some of the loan covenants as of December 31, 2008, and requested and received a waiver of the covenants from the lender to pay its stockholders a dividend for the fourth quarter. The Line of Credit carries an interest rate of Wall Street Journal prime minus 100 bp, interest only is payable until 2010, after which principal and interest will become payable annually.

OTHER

Capital Resources. Total stockholders’ equity as of December 31, 2008 and 2007, including unrealized gains and/or losses net of taxes on available-for-sale securities and deferred pension liability, was $24.3 million and $22.2 million, respectively. The Company rewarded its stockholders with cash dividends of $0.20 per share, totaling $0.4 million and $0.3 million, respectively, for the years ended December 31, 2008 and 2007.

As of December 31, 2008, the Company had a leverage ratio of 8.41%, a Tier 1 capital ratio of 9.36%, and a risk-based capital ratio of 10.62%. As of December 31, 2008, the Bank had a leverage ratio of 8.47%, a Tier 1 capital ratio of 9.42%, and a risk-based capital ratio of 10.68%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 16. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

M&F BANCORP, INC. AND SUBSIDIARY

Asset/Liability Management. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity and capital adequacy. Measurement and monitoring of liquidity, interest rate risk and capital adequacy are performed centrally through the Bank Board’s Asset/Liability Committee, and reported under guidelines established by management, the Bank’s Board of Directors and regulators (see Item 7A. Quantitative and Qualitative Disclosures about Market Risk for information about interest rate risk).

Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve to ensure that it meets those requirements. The Commissioner notified the Bank in the fourth quarter of 2008 that it would require weekly reporting of daily liquidity-related balances. As of December 31, 2008, the Company met all of its liquidity and reporting requirements.

The Company had $13.8 million in cash and cash equivalents as of December 31, 2008. The Company’s principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $172.6 million, or 63.56%, of total assets as of December 31, 2008. As of December 31, 2007, core deposits and equity capital totaled $155.8 million, or 70.11%, of total assets.

The Company’s liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $1.5 million of liquidity for the year ended December 31, 2008, compared to $0.4 million for the year ended December 31, 2007. The principal elements of operating activities are net income, increased by significant noncash expenses including the provision for loan losses, depreciation and amortization. In 2008, the Company used a net decrease in investments of $15.3 million and net cash from the Acquisition of $12.7 million, to fund $20.2 million in net new loan growth, and to compensate for a $4.7 million net decrease in deposits, and the $8.4 million net decrease in borrowings and Fed Funds purchased.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2008, the Company had $3.9 million of investment securities that mature in the next 12 months, although the mortgage-backed securities will have principal reductions, and agency securities may be called by the issuers. During 2008, the Company purchased $4.0 million of investment securities. Also during 2008, repayments on mortgage-backed securities were $1.5 million, and $17.7 million of investment securities were sold or redeemed.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2008, the Bank had a maximum borrowing capacity of $26.5 million through the FHLB of Atlanta. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets or 18 times the amount of FHLB stock owned.

As of December 31, 2008, the Bank owned $1.6 million worth of FHLB stock or 6.6% percent of its outstanding advances of $24.4 million. Borrowings and letters of credit are collateralized by a blanket lien by the FHLB on the Bank’s qualifying assets.

Off Balance Sheet Arrangements. The Company has liquidity from other sources such as federal funds lines and brokered CDs. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. In addition, during 2008 the Company secured a letter of credit in the amount of $2.0 million from the FHLB which provides collateral for public deposits. The letter of credit is an off-balance sheet source funding unless drawn.

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total Commitments
Less than one year	$781	$9,931	$10,712
One to three years	300	4,774	5,074
Three to five years	—	2,279	2,279
More than five years	—	1,111	1,111

Total Commitments	$1,081	$18,095	$19,176

Effects of Inflation. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results in terms of historic dollars

M&F BANCORP, INC. AND SUBSIDIARY

without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years; however, the effect of inflation on interest rates can materially impact Bank operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

Recent Accounting Developments. Please refer to Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 1. Summary of Significant Accounting Policies for a discussion of recent accounting developments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company strives to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of asset and liability accounts to maintain a balanced maturity mix of assets and liabilities. The goal of these activities is the development of maturity and re-pricing opportunities in the Company’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Bank’s Asset/Liability Committee (“ALCO”), made up of members of management and the Bank Board, monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to monitor fixed- and variable-rate mixes under several interest rate shock scenarios.

The asset/liability management process is intended to accomplish relatively stable net interest margins and liquidity by coordinating the amounts, maturities, or re-pricing opportunities of earning assets, deposits and borrowed funds. The ALCO has the responsibility to determine and achieve appropriate volumes and combinations of earning assets and interest-bearing liabilities, and ensure an adequate level of liquidity and capital, within the context of corporate performance objectives. The ALCO sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review the Company’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts balance sheet management strategies intended to ensure that the potential impact of earnings and liquidity as a result of fluctuations in interest rates is within acceptable guidelines.

As a financial institution, most of the Company’s assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies’ balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions the Federal Reserve takes to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, the Company believes it is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary or deflationary trends.

The Company utilizes an asset liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2008 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank’s Board of Directors.

The table below measures the impact on net interest income of an immediate 200 basis points change in interest rates over the 12 months following the interest rate change. Actual results could differ from these estimates.

As of 12/31/2008
Basis point change:	Net Interest Margin	Economic Value of Equity
-200	(7.97)%	12.32%
+200	2.87%	8.48%
No rate change:	4.13%	9.56%

M&F BANCORP, INC. AND SUBSIDIARY

The table below presents the Company’s ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2008. This ratio measures an entity’s balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
1 year	1.02
1-3 years	0.99
3-5 years	1.06
5-15 years	1.21
Over 15 years	1.25

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

M&F BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” and Emerging Issues Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
Frederick, Maryland
April 6, 2009

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(Dollars in thousands)	2008	2007
ASSETS

Cash and cash equivalents	$13,776	$18,172
Investment securities available for sale, at fair value	32,503	43,612
Other invested assets	1,613	1,103

Loans	208,411	146,080
Allowances for loan losses	(2,962)	(1,897)

Loans, net	205,449	144,183

Interest receivable	1,278	1,409
Bank premises and equipment, net	4,973	5,637
Cash surrender value of bank-owned life insurance	5,298	4,952
Other real estate owned	1,175	338
Income taxes, net	4,272	1,297
Other assets	1,281	1,515

TOTAL ASSETS	$271,618	$222,218

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Interest-bearing deposits	$176,585	$142,186
Noninterest-bearing deposits	39,982	29,867

Total deposits	216,567	172,053

Federal funds purchased	—	10,000
Other borrowings	25,046	14,004
Other liabilities	5,686	4,001

Total liabilities	247,299	200,058

COMMITMENTS AND CONTINGENCIES (NOTES 9, 10, 16 AND 18)

Stockholders’ equity:
Common stock, no par value, 5,000,000 shares authorized; 2,031,337 and 1,685,646 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	8,732	5,901
Retained earnings	16,972	16,617
Accumulated other comprehensive loss	(1,385)	(358)

Total stockholders’ equity	24,319	22,160

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,618	$222,218

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in thousands except per share data)	2008	2007
Interest income:
Loans, including fees	$12,593	$11,226
Investment securities, including dividends
Taxable	1,242	2,375
Tax-exempt	570	681
Other	246	1,006

Total interest income	14,651	15,288

Interest expense:
Deposits	3,846	5,570
Borrowings	657	808

Total interest expense	4,503	6,378

Net interest income	10,148	8,910
Less provision (credit) for loan losses	823	(299)

Net interest income after provision for loan losses	9,325	9,209

Noninterest income:
Service charges	1,772	1,496
Rental income	306	307
Cash surrender value of life insurance	206	212
Realized gain on sale of loan	—	97
Realized gain on sale of securities	61	203
Realized gain on sale of other real estate owned	3	262
Other income	18	5

Total noninterest income	2,366	2,582

Noninterest expense:
Salaries and employee benefits	5,736	4,923
Occupancy and equipment	2,353	1,765
Directors fees	259	191
Marketing	525	573
Professional fees	1,311	1,024
Information technology	848	455
Merger related expenses	348	—
Other	1,947	1,788

Total noninterest expense	13,327	10,719

Income (loss) before income taxes	(1,636)	1,072
Income tax (benefit) expense	(825)	145

Income (loss) before extraordinary gain from acquisition	(811)	927
Extraordinary gain, bargain purchase from acquisition	1,712	—

Net income	$901	$927

Basic and diluted earnings per share of common stock:
Income (loss) before extraordinary gain from acquisition	$(0.42)	$0.55
Extraordinary gain, bargain purchase from acquisition	$0.88	$—

Net income	$0.46	$0.55

Weighted average shares of common stock outstanding:
Basic	1,948,220	1,685,646
Diluted	1,948,220	1,686,150
Dividends per share of common stock	$0.20	$0.20

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in thousands)	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2006	1,685,646	$5,901	$16,027	$(166)	$21,762
Comprehensive income:
Net income			927		927
Other comprehensive loss				(192)	(192)

Total comprehensive income					735

Dividends declared ($0.20 per share)			(337)		(337)

Balances as of December 31, 2007	1,685,646	$5,901	$16,617	$(358)	$22,895

Balances as of December 31, 2007 (as previously reported)	1,685,646	$5,901	$16,617	$(358)	$22,160
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008			(158)		(158)

Balances as of January 1, 2008, following adoption of EITF Issue 06-04	1,685,646	5,901	16,459	(358)	22,002

Comprehensive income:
Net income			—		—
Other comprehensive loss				(1,027)	(1,027)

Total comprehensive loss					(1,027)

Acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)	345,691	2,831			2,831
Dividends declared ($0.20 per share)			1		1

Balances as of December 31, 2008	$2,031,337	$8,732	$16,460	$(1,385)	$23,807

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008 AND 2007

(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$901	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, bargain purchase from acquisition	(1,712)	—
Provision (credit) for loan losses	823	(299)
Depreciation and amortization	840	535
Loss from disposals of bank premises and equipment	15	—
Investment amortization (accretion), net	14	(103)
Purchase accounting amortization and accretion, net	(115)	—
Deferred income tax provision (benefit)	(479)	91
Deferred loan origination fees, net	289	(178)
Impairment—non-marketable equity security	—	—
Gains on sale of available for sale securities	(61)	(259)
Gain on sale of land available for sale	—	—
Gain on sale of loan	—	(97)
Gain on sale of other real estate owned	—	(262)
Increase in cash surrender value of life insurance	(206)	(212)
Other than temporary decline in value-other asset	—	56
Impairment of other real estate owned	—	11
Changes in:
Accrued interest receivable and other assets	562	397
Other liabilities	146	(231)

Net cash provided by operating activities	1,017	376

Cash flows from investing activities:
Cash received in acquisition of MCSB, net	12,697	—
Activity in available-for-sale securities:
Sales	2,050	2,746
Maturities, prepayments and calls	12,102	31,719
Principal collections	5,037	1,511
Purchases	(3,956)	(26,148)
Net (increase) decrease in loans	(20,184)	13,556
Proceeds from sale of loans	—	1,835
Purchases of bank premises and equipment	(192)	(291)
Proceeds from maturity of bank-owned life insurance policies	—	473
Proceeds from sale of other real estate owned	—	859

Net cash provided by investing activities	7,554	26,260

(continued on next page)

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollars in thousands)	2008	2007
Consolidated Statements of Cash Flows, Continued

Cash flows from financing activities:
Net decrease in deposits	(4,721)	(51,775)
Net change in federal funds purchased	(10,000)	10,000
Proceeds from other borrowings	33,563	5,000
Repayments of other borrowings	(31,421)	(8,812)
Cash dividends	(388)	(337)

Net cash used in financing activities	(12,967)	(45,924)

Net decrease in cash and cash equivalents	(4,396)	(19,288)

Cash and cash equivalents as of the beginning of the period	18,172	37,460

Cash and cash equivalents as of the end of the period	$13,776	$18,172

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$4,604	$5,473
Income taxes	312	607

SUPPLEMENTAL DISCLOSURE FOR ACQUISITION:

Fair value of assets acquired
Cash and cash equivalents	$13,916
Investment securities	4,139
Loans, net	43,201
Other assets	3,312

	64,568
Fair value of liabilities assumed
Deposits	49,317
Other borrowings	9,062
Other liabilities	427

	58,806
Extraordinary gain, bargain purchase	1,712

	60,518

Net cost of acquisition	4,050
Less: common stock issued for acquisition	2,831

Cash paid for acquisition, net	$1,219

Cash and cash equivalents acquired with acquisition	$13,916
Cash paid for acquisition, net	1,219

Net cash received in acquisition	$12,697

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—M&F Bancorp, Inc. (the “Company”) is a bank holding company, and the parent company of Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank incorporated in North Carolina (“NC”) in 1907, which began operations in 1908. The Bank has nine offices in NC: three in Durham, two in Raleigh, two in Charlotte and one each in Greensboro and Winston-Salem. The Company, headquartered in Durham, operates as a single business segment and offers a wide variety of consumer and commercial banking services and products almost exclusively in NC.

Basis of Presentation—The Consolidated Financial Statements include the accounts and transactions of the Company and the Bank, its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassification—Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation. This has no impact to reported amounts of net income or equity.

Segment Reporting—Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that an enterprise report selected information about operating segments in its financial reports issued to its stockholders. Based on an analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-maker uses consolidated results to make operating and strategic decisions, and therefore, the Company is not required to disclose any additional segment information.

Cash and Cash Equivalents—Substantially all of the cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value. Cash equivalents include (i) demand deposits with original maturities of 90 days or less at other financial institutions totaling $4.5 million and $6.2 million, at December 31, 2008 and 2007, respectively, and (ii) federal funds (“Fed Funds”) sold totaling $9.3 million and $12.0 million, at December 31, 2008 and 2007, respectively.

The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers’ deposits as a reserve. As of December 31, 2008 and 2007, average required balances for the Bank, restricted for this purpose, were $1.8 million and $1.6 million, respectively, are included in cash and cash equivalents on the Consolidated Balance Sheets as of December 31, 2008 and 2007.

Investment Securities—Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from consolidated earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of investment securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of sale. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity, or when the debt securities are called.

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other than temporary result in write-downs of the individual securities to their respective fair value. The related write-downs are included in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2008 or 2007, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2008 and 2007.

Other Invested Assets—Other invested assets includes investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock and non-marketable equity securities, which are carried at historical cost, as adjusted for any other than temporary impairment loss.

Loans—Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net deferred loan origination fees and costs. Deferred loan fees and costs are amortized to interest income over the contractual life of the loan using the interest method. Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is credited to income as earned and is accrued only if deemed collectible.

Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the interest method. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded as income when collected.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Income Recognition on Impaired and Nonaccrual Loans—Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if full repayment of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charged off balances have been fully recovered.

Allowances for Loan Losses—The allowance for loan losses is a valuation allowance which is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The Bank maintains an allowance for loan losses to provide for estimated probable losses that are inherent in the loan portfolio. The allowance is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the allowance include the combination of a quantitative historical loss history by loan type, a qualitative analysis, and a specific allowance method for impaired loans. The qualitative analysis are patterned after the guidelines provided under SEC Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and economic and business conditions and developments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans and troubled debt restructurings, and other loan modifications;

•	Changes in the quality of the loan review system and the degree of oversight by the Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

A specific loss allowance is established for loans based on significant conditions or circumstances related to the specific credit. The specific allowance amounts are determined by a method prescribed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The loans identified as impaired are accounted for in accordance with one of three valuations: (1) the present value of future cash flows discounted at the loan’s effective interest rate; (2) the loan’s observable market price, or (3) the fair value of the collateral, if the loan is collateral dependent. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible within the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

For commercial business, real estate and certain consumer loans, the measurement of loan impairment is based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. Most consumer loans are evaluated for impairment on a collective basis, because these loans are smaller balance and homogeneous. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The adequacy of the allowance for loan losses is determined by management based on an evaluation and review of the credit quality of the loan portfolio, consideration of the historical loan loss experience, relevant internal and external factors that affect loan collectability, and other pertinent factors.

Internal loan reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.

The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company and the Bank are subject to periodic examination by their federal and state examiners, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

Bank Premises and Equipment, Net—Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 30 to 50 years for premises and 3 to 15 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Rights under capital leases are amortized over the minimum committed term pursuant to the lease on a straight-line basis. Maintenance and repairs are charged to operations as incurred. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.

Cash Surrender Value of Life Insurance—The Company and the Bank maintain life insurance on certain current and former officers and directors, with the Company and the Bank as owner and beneficiary. The related cash surrender value of the policies at December 31, 2008 and 2007 was $5.3 million and $5.0 million, respectively. Income from these policies and changes in the net cash surrender value are recorded in noninterest income.

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

Other Real Estate Owned—Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of acquisition are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other expenses. As of December 31, 2008 and 2007, there was $1.2 million and $0.3 million, respectively, of foreclosed properties included in other real estate owned on the consolidated balance sheet. Foreclosed properties exclude bank-owned property held for sale at December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Earnings Per Share—Earnings per share are calculated on the basis of the weighted-average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares outstanding of common stock plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share.

Advertising Costs—Adverting is expensed as incurred.

Operating Leases—The expense associated with operating leases is recognized on a straight-line basis over the minimum term of each lease (see Note 9).

Stock-Based Compensation—The Company accounts for its stock based compensation plan under the provisions of SFAS No. 123(R) Share-based Payment (“SFAS 123(R)”), which requires recognizing expense for options granted equal to the grant-date fair value over their vesting period. SFAS No. 123(R) amends SFAS No. 95 Statement of Cash Flows, and requires excess tax benefits arising from increases in the value of equity instruments issued under stock-based payment arrangements to be treated as cash inflows from financing activities. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. No stock-based compensation has been granted during the years ending December 31, 2008 and 2007.

Income Taxes—Provisions for income taxes are based on amounts reported in the consolidated statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred tax asset and liability balances reflect temporary differences at the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2008, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on clear and unambiguous tax law. The Company’s federal and state income tax returns are subject to review and examination by government authorities. The Company’s consolidated federal income tax return for 2006 is now under examination by the Internal Revenue Service. In the opinion of management, any future adjustments which may result from this examination should not have a material effect on the Company’s Consolidated Financial Statements.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Comprehensive Income—The Company follows SFAS No. 130, Reporting Comprehensive Income, (“SFAS No. 130”) which establishes standards for reporting and displaying comprehensive (loss) income and its components (revenues, expenses, gains, and losses) in general-purpose financial statements. Comprehensive (loss) income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss consists of net income and other comprehensive loss. The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company’s other comprehensive income (loss) and accumulated comprehensive loss as of and for the years ended December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008	2007
Net income	$901	$927

Items of other comprehensive (loss) income, before tax:
Unrealized (losses) gains on securities available for sale, net	(55)	160
Reclassification adjustments for losses (gains) included in income before income tax benefit (expense)	(61)	(203)
Adjustments relating to defined benefit plans	(1,555)	(271)

Other comprehensive (loss) income before tax benefit	(1,671)	(314)
Less: Changes in deferred income taxes related to change in unrealized (losses) gains on securities available for sale	(45)	(17)
Less: Changes in deferred income taxes related to change in adjustments relating to defined benefit plans	(599)	(105)

Other comprehensive (loss) income, net of taxes	(1,027)	(192)

Total comprehensive (loss) income	$(126)	$735

The components of accumulated other comprehensive loss at December 31 are as follows:

(Dollars in thousands)	2008	2007
Unrealized gains on securities available for sale	$136	$252
Related income taxes	(52)	(97)

Net unrealized gains on available for sale securities	84	155

Unrecognized net actuarial loss and prior service cost of defined benefit plans	(2,390)	(835)
Related income taxes	921	322

Net unrecognized actuarial loss and prior service cost of defined benefit plans	(1,469)	(513)

Accumulated other comprehensive loss	$(1,385)	$(358)

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the Consolidated Financial Statements as of December 31, 2008 or 2007.

Fair Values of Financial Instruments— In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company beginning January 1, 2008. Certain requirements of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for other requirements of SFAS No. 157, which is elective, has been deferred for one year by the FASB. On January 1, 2008, the Company adopted SFAS No. 157 and did not elect the deferral provisions, which has not had a material impact on the Company’s financial condition or results of operations.

In October 2008, the FASB issued a Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. FSP 157-3 provides an illustrative example to follow in the case of non-forced liquidations or distressed transactions for items requiring significant adjustments using unobservable inputs to determine fair value at the measurement date. FSP 157-3 is effective on issuance, and has not had a material impact on the Company’s financial condition or results of operations.

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under U.S. Generally Accepted Accounting Principles (“GAAP”), and enhances disclosures about fair value measurements. This standard applies whenever other standards

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). This standard requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities and derivatives are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under this Standard, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy.

These levels are:

•	Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

•

Level 2 – Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets, and valuations are based on observable market data in those markets.

•

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

For more information on the Company’s fair value measurements, see Note 19 to the Consolidated Financial Statements.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other than temporary impairment of investment securities, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other accounting for incentive compensation, profit sharing and post-retirement benefits. Actual results could differ from those estimates.

Significant Group Concentrations—Most of the Bank’s activities are with customers located within the state of NC. The Bank does have concentrations with respect to loans and deposits as outlined in Notes 5 and 8.

Financial Instruments—In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments, consisting of commitments to extend credit and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

New Accounting Pronouncements

The FASB has issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. (“SFAS no. 132(R)-1”). This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Per the FSP, the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of:

•	How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

•	The major categories of plan assets;

•	The inputs and valuation techniques used to measure the fair value of plan assets;

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

•	The effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and

•	Significant concentrations of risk within plan assets.

The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009, with earlier application permitted.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS no. 159”). SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159, which has not had a material impact on the Company’s financial condition or results of operations because the Company has not elected to include any items under its provisions.

In December 2007, the FASB issued Statement of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”).”). SFAS No. 160 establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re-characterized as non-controlling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures. This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company does not expect adoption of SFAS No. 160 to have any impact on its financial position, results of operation, or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This Statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Auditing (United States) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

2. ACQUISITION OF MUTUAL COMMUNITY SAVINGS BANK, INC. SSB (“MCSB”)

On March 28, 2008 the Company completed the acquisition of 100% of the outstanding stock of MCSB (the “Acquisition”). The Consolidated Statements of Income do not include the operations for MCSB prior to the Acquisition. Management considers that MCSB’s customer base complements that of the Bank. MCSB had been started by many of the same founders as that of the Bank, and began its operations from a teller window of the Bank’s original office in Durham, NC.

The Acquisition was accounted for as a purchase by the Company of MCSB using the purchase method of accounting; accordingly, the assets and liabilities of MCSB have been recorded at their respective fair values on the date the Acquisition was completed. The Acquisition was effected by the issuance of shares of the Company’s common stock to MCSB stockholders, subject to the assertion of dissenters’ rights. Except where dissenters’ rights were asserted, each share of MCSB common stock was exchanged for one share of the Company’s common stock. The shares of the Company’s common stock issued were recorded at $8.73 per share. This represented the average of the closing share prices of the Company’s common stock on the day of, and for the period two days prior and two days after August 10, 2007, the day of the announcement of the Acquisition.

In the Acquisition, stockholders of MCSB received 345,691 shares of the Company’s stock valued at $3.0 million, a liability was established for dissenters’ rights payments totaling $0.2 million, and purchase price consideration was reduced by registration costs of

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

$0.2 million. In addition, the Company incurred $1.1 million in direct acquisition costs. Included in this amount was a severance benefit for MCSB employees terminated within 60 days after the Acquisition, equal to two weeks salary plus a further one week’s salary for each year of credited service with MCSB in excess of two years, with the minimum severance of four weeks’ salary. The purchase price allocation is as follows:

(Dollars in thousands)	Amount
Cash and cash equivalents	$13,916
Investment securities	4,139
Loans, gross	43,882
Allowance for loan losses	(681)

Loans, net	43,201

Other assets	3,312
Deposits	(49,317)
Other borrowings	(9,062)
Other liabilities	(427)
Extraordinary gain, bargain purchase	(1,712)

Cost of acquisition	$4,050

The aggregate value of the Company’s common stock exchanged and cash consideration paid was less than the fair value of the net assets of MCSB, resulting in a “bargain purchase price” which was allocated on a pro rata basis against amounts assigned to the acquired assets except (i) financial assets other than investments accounted for by the equity method, (ii) assets to be disposed of by sale, (iii) deferred tax assets, (iv) prepaid assets relating to pension or other postretirement benefits, and (v) any other current assets. The bargain purchase price remaining after reducing to zero the amounts that otherwise would have been assigned to those assets has been recognized as an extraordinary gain in the Company’s Statements of Income. In accordance with the purchase method of accounting, the Company’s financial statements for periods before consummation of the Acquisition were not restated to reflect MCSB’s historical financial position or results of operations.

The results of the fair market valuation indicated that there were no core deposit intangibles, and in accordance with SFAS No. 141, the fair value of premises and equipment of $1.0 million was eliminated against the initial calculation of the bargain purchase price. The remaining credit was recorded as an extraordinary gain.

The following pro-forma information, for the years ended December 31, 2008 and 2007, reflects the Company’s estimated consolidated results of operations as if the Acquisition occurred at January 1, 2008 and 2007, unadjusted for any anticipated cost savings resulting from the Acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the Acquisition taken place at the beginning of the periods presented, nor of future results.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Pro Forma Consolidated Results of Operations For the Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007
Net interest income	$10,583	$11,171
Provision for loan losses	(980)	332
Noninterest income	4,232	3,591
Noninterest expense	(14,431)	(14,546)

Net income (loss) after taxes and before extraordinary gain	229	(711)
Extraordinary gain, bargain purchase	1,712	—

Net income (loss)	$1,941	$(711)

Income per share of common stock before extraordinary gain:
Basic and diluted	$0.11	$(0.35)

Income per share of common stock after extraordinary gain:
Basic and diluted	$0.96	$(0.35)

Weighted average shares of common stock:
Basic and diluted	2,031,337	2,031,337

3. INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and Fed Funds sold in compliance with various restrictions in the policy. As of December 31, 2008 and 2007, all investment securities are classified as available for sale.

Our available for sale securities totaled $32.5 million as of December 31, 2008. Securities with an amortized cost of $1.4 million were pledged to the Federal Reserve as required or permitted by law and an additional $18.0 million in investments are pledged to public housing authorities in NC and the state treasurer as collateral for public deposits at December 31, 2008. Our investment portfolio consists of mortgage backed securities including two Collateralized Mortgage Obligations, agency securities, and municipal bonds.

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008
Available for sale:
U.S. agency obligations	$10,269	$144	$(135)	$10,278
Municipal bonds	12,335	175	(235)	12,275
Mortgage-backed securities	9,763	202	(15)	9,950

Total at December 31, 2008	$32,367	$521	$(385)	$32,503

2007
Available for sale:
U.S. agency obligations	$17,749	$175	$(2)	$17,922
Municipal bonds	15,778	191	(144)	15,825
Mortgage-backed securities	9,833	41	(9)	9,865

Total at December 31, 2007	$43,360	$407	$(155)	$43,612

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Sales and calls of securities available for sale for the year ended December 31, 2008 resulted in aggregate gross realized gains of $0.07 and aggregate gross realized losses of $0.01 million.

The amortized cost and estimated market values of securities as of December 31, 2008 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Mortgage-backed securities, which are not due at a single maturity date, are grouped based upon the final payment date. The mortgage-backed securities may mature earlier because of principal prepayments.

	As of December 31, 2008
(Dollars in thousands)	Fair Value	Amortized Cost
U.S. agency securities
Due within one year	$3,076	$3,005
Due after one year through five years	2,295	2,279
Due after five years through ten years	2,994	3,047
Due after ten years	—	—

Total U.S. agency securities	$8,365	$8,331

Municipal bonds
Due within one year	$937	$930
Due after one year through five years	1,708	1,709
Due after five years through ten years	7,116	7,143
Due after ten years	2,514	2,553

Total municipal bonds	$12,275	$12,335

Mortgage-backed securities
Due within one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	609	599
Due after ten years	11,254	11,102

Total mortgage-backed securities	$11,863	$11,701

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2008 and December 31, 2007, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
Available for sale:
U.S. agency obligations	$2,994	$(53)	$—	$—	$2,994	$(53)
Municipal bonds	1,691	(51)	2,380	(184)	4,071	(235)
Mortgage-backed securities	1,467	(97)	—	—	1,467	(97)

Total at December 31, 2008	$6,152	$(201)	$2,380	$(184)	$8,532	$(385)

2007
Available for sale:
U.S. agency obligations	$1,500	$(2)	$—	$—	$1,500	$(2)
Municipal bonds	2,730	(37)	2,570	(107)	5,300	(144)
Mortgage-backed securities	1,126	(1)	972	(8)	2,098	(9)

Total at December 31, 2007	$5,356	$(40)	$3,542	$(115)	$8,898	$(155)

All securities owned as of December 31, 2008 and 2007 are investment grade. The unrealized losses are attributable to changes in market interest rates. The Bank evaluates securities for other than temporary impairment on at least a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Bank believes that all of the unrealized losses are temporary in nature. As of December 31, 2008 and 2007, the Bank held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position. These investments were in U.S. government sponsored agencies, state and county municipals and mortgage-backed securities. It is expected that the securities would not be settled at a price less than the remaining principal balance upon maturity. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

4. FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.18% of its total assets as of December 31st of the prior year (up to a maximum of $26.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2008 and 2007 was $1.6 million and $1.1 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, therefore, cost approximates market as of December 31, 2008 and 2007.

5. LOANS

The composition of the loan portfolio by loan classification as of December 31, 2008 and 2007 is as follows:

	2008		2007
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$9,035	4.34%	$5,590	3.82%
Real estate construction	7,877	3.78	9,162	6.27
Consumer	3,686	1.77	4,526	3.10
Real estate mortgage	186,809	89.63	125,611	85.99
Other	1,004	0.48	1,191	0.82

	$208,411	100.00%	$146,080	100.00%

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Summaries of information pertaining to impaired and nonaccrual loans is as follows:

(Dollars in thousands)	2008	2007
Impaired loans without a valuation allowance	$3,718	$3,438
Impaired loans with a valuation allowance	6,486	1,032
Total impaired loans including troubled debt restructurings	10,204	4,470
Valuation allowance related to impaired loans	250	123
Average investment in impaired loans	7,912	3,712
Total non-accrual loans (included in impaired loans)	4,607	1,543

Unrecognized income on impaired loans as of December 31, 2008 and 2007 was $0.3 million and $0.1 million, respectively. Disclosure of interest income recognized on a cash basis on impaired loans is not provided, as it was deemed to be impractical by management. As of December 31, 2008 and 2007, there were no loans past due greater than 90 days still accruing interest.

During 2008, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans. The adjusted loan balance for impaired loans within the portfolio at December 31, 2008 is shown in the table below:

(Dollars in thousands)	Loan Balance	Direct charge-off	Adjusted Loan Balance	% Charged-off
Commercial loans	$1,310	$172	$1,138	13.13%
Consumer loans	21	16	5	76.19
Real estate mortgage loans	608	53	555	8.72

Total	$1,939	$241	$1,698	12.43%

At December 31, 2008, the Bank had $5.6 million in loans that, due to the financial condition of the borrowers, the Bank granted concessions to the original terms of the loans to increase the probability of collectability of the loan principal and interest. The Bank applied the provisions of FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan—and Amendment of FASB Statements No. 5 and 15 (“SFAS 114”). These loans are considered troubled debt restructurings and are included in the loans identified as impaired. The troubled debt restructurings are performing under the new terms as of December 31, 2008. The allowance for loan losses related to these loans as of December 31, 2008 and included in the impaired loans table above was $0.1 million. There were no restructured loans as of December 31, 2007.

During 2007, the Bank sold a commercial real estate loan of $1.7 million resulting in a realized gain of $0.1 million. Realized gains on the sale of loans are included in noninterest income within the Company’s Consolidated Statements of Income.

6. ALLOWANCES FOR LOAN LOSSES

Changes in the allowances for loan losses as of and for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007
Balance at beginning of year	$1,897	$2,501
Charge-offs	(482)	(390)
Recoveries	43	85

Net loans charged-off	(439)	(305)
Adjustment for loans acquired	681	—
Provision (credit) for loan losses	823	(299)

	$2,962	$1,897

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

7. BANK PREMISES AND EQUIPMENT

During the second quarter of 2008, management conducted an in-depth review of the company’s fixed assets and identified an error in its previous disclosures of the Company’s estimate of the useful lives for premises, erroneously stating that the estimated useful lives for premises, “range from 15 to 30 years”, whereas in practice the estimated useful lives for premises has ranged from 40 to 50 years. As such, this error had no impact on the Company’s financial position or results of operations. The Board of the Company’s subsidiary has approved an updated policy with estimated useful lives for premises ranging from 30 to 50 years.

In addition, the review of the Company’s fixed assets identified that estimated useful lives of some assets should be revised. This resulted in computer hardware and software being expensed in the quarter ended June 30, 2008 in the aggregate amount of $0.3 million, and other assets expensed in the aggregate amount of $0.03 million, which expenses are reflected in the results of operations in occupancy and equipment for the year ended December 31, 2008. These changes in estimate have been applied prospectively, and reduced net fixed assets in 2008 by $0.3 million. The adjustment reduced net income by $0.2 million after tax, or $0.10 cents per share for the year ended December 31, 2008.

A summary of bank premises and equipment, net as of December 31, 2008 and 2007 is as follows:

(Dollars in thousands)	2008	2007
Land	$752	$763
Buildings and leasehold improvements	6,735	6,693
Capital lease	101	280
Furniture and equipment	4,457	4,913

	12,045	12,649
Less accumulated depreciation and amortization	7,072	7,012

	$4,973	$5,637

Total depreciation expense, including the amount recorded in the change in estimate of useful lives discussed above, was $0.8 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

8. DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. During 2008, deposits grew a net of $44.5 million. The Acquisition was responsible for increasing total deposits by $49.3 million, while the organic deposit base decreased by a net of $4.8 million. Although the Bank’s deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature.

The following shows the maturity schedule of all time deposits as of December 31, 2008:

(Dollars in thousands)	Maturities
2009	$86,354
2010	12,182
2011	2,110
2012	233
2013	116
Thereafter	—

$100,995

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Principal maturities of time deposits of $100,000 or more as of December 31, 2008 and 2007 are as follows:

	December 31,
(Dollars in thousands)	2008 Amount	2007 Amount
Three months or less	$21,186	$37,878
Over three months to twelve months	44,078	11,739
One to five years	9,837	1,459

	$75,101	$51,076

In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, may be deposit customers.

As of December 31, 2008 the Bank had one deposit relationship and as of December 31, 2007 the Bank had two deposit relationships with individual balances in excess of five percent of total deposits. These relationships had aggregate deposits of $20.0 million and $27.4 million as of December 31, 2008 and 2007, respectively.

9. LEASES

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

(Dollars in thousands)	Amount
2009	$65
2010	63
2011	50
2012	6
2013	6
Thereafter	16

$206

Rent expense for all operating leases amounted to approximately $0.2 million in 2008 and $0.05 million in 2007. During 2008, the Bank leased the former MCSB main facility through mid-September. The expense for that lease was $0.1 million.

10. BORROWINGS

Borrowings as of December 31, 2007 consisted of FHLB borrowings of $14.0 million with rates ranging from 0.5% to 4.6%. A capital lease of $0.2 million at an effective rate of 5.72% comprised the remaining balance. Interest expense on advances from FHLB for the years ended December 31, 2008 and 2007 was $0.7 million. In October 2008, upon the maturity of a fixed rate term loan, the Bank refinanced the principal balance of $10.0 million with a Daily Rate Credit (“DRC”) loan that carries a variable interest rate indexed to the prime rate minus 100 basis points (“bp”). In December 2008, to take advantage of the falling interest rate environment, the Bank refinanced two fixed rate term loans totaling $6.9 million into DRC loans. To complete the transaction, the Bank incurred early repayment penalties of $0.2 million which expense is reflected in other expenses for the year ended December 31, 2008. As of December 31, 2008, the DRC loans totaling $18.6 million had an effective interest rate of 0.46 bp. The maximum FHLB advances outstanding for the year ended December 31, 2008 was $25.6 million. The Bank has the availability of borrowing an additional $0.1 million from the FHLB of Atlanta, as of December 31, 2008. Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB, qualifying loans, and other securities totaling $26.5 million and $12.1 million as of December 31, 2008 and 2007, respectively.

The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the Acquisition. The Line of Credit is secured by Bank stock. During 2008, the maximum outstanding balance on under the Line of Credit was $0.8 million, with $0.5 million outstanding as of December 31, 2008. The Line of Credit bears an interest rate of Wall Street Journal Prime minus 100 bp. Interest only is payable until 2010, after which principal and interest become payable annually through the final due date in 2020. The Line of Credit agreement requires the Company to meet certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of December 31, 2008, the Company was not in compliance with some of these requirements, and requested and received a waiver letter in order to pay its stockholders a dividend for the fourth quarter.

Scheduled maturities of borrowings as of December 31, 2008 were as follows:

(Dollars in thousands)	Capital Leases	Long Term Debt	Total
2009	$58	$18,635	$18,693
2010	61	220	281
2011	27	321	348
2012	—	22	22
2013	—	5,021	5,021
2014 & thereafter	—	681	681

	$146	$24,900	$25,046

(Dollars in thousands)	Amount	Maturity Date	Rate
Daily Rate Credit (1)	$18,615	2009	0.46%
Capital leases	146	2011	5.72
Fixed Rate Note	5,000	2013	4.10
Fixed Rate Note	785	2020	0.50
Line of Credit (1)	500	2020	2.00

	$25,046

(1)	Variable rates as of December 31, 2008.

11. INCOME TAXES

The components of the income tax (benefit) expense for the years ended December 31, 2008 and 2007, follows:

(Dollars in thousands)	2008	2007
Income tax (benefit) expense:
Current	$(346)	$54
Deferred	(479)	91

Total	$(825)	$145

A reconciliation of reported income tax expense for the years ended December 31, 2008 and 2007, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2008	2007
Statutory federal income tax rate	34%	34%

Tax (benefit) expense at statutory rate	$(556)	$365
Increase (decrease) in income taxes resulting from:
State income taxes net of federal tax benefit	16	20
Tax exempt interest income	(201)	(241)
Disallowed interest expense	17	27
Cash surrender value of life insurance	(67)	(72)
Adjustment to prior years provisions	—	26
Other	(34)	20

Total	$(825)	$145

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The tax effect of the cumulative temporary differences and carryforwards that gave rise to the deferred tax assets and liabilities as of December 31, 2008 and 2007 and included in Income taxes, net within the Consolidated Balance Sheets are as follows:

	December 31,
(Dollars in thousands)	2008	2007
Deferred tax assets:
Accrued pension expense	$483	$440
Adjustments, defined benefits plans	921	322
Deferred loan fees	110	75
Excess book over tax bad debt expense	1,142	731
Federal net operating loss carryforward	825	—
State net economic loss carryforward	178	118
Impairment on investment	43	43
Deferred gain on sale of other real estate owned	44	27
Premises and equipment	465	—
Alternative minimum tax	28	88
Other, net	37	33

Total deferred tax assets	4,276	1,877
Valuation allowance for deferred tax assets	(164)	(118)

Net of valuation allowance deferred tax assets	4,112	1,759

Deferred tax liabilities:
Premises and equipment	—	(488)
Mark to market adjustment- loans	(253)	—
Other	(147)	—
Unrealized gains on securities available for sale	(53)	(97)

Total deferred tax liabilities	(453)	(585)

Net deferred tax assets	$3,659	$1,174

During 2008, $1.4 million of the change in the net deferred tax assets was assumed or generated in connection with the acquisition of MCSB. The company has federal net operating loss carryforwards of approximately $2.4 million at December 31, 2008 which can be used to offset future taxable income. These carryforwards start to expire in 2027, state net economic losses contain amounts which the company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established.

The Company’s consolidated federal income tax return for 2006 is now under examination by the Internal Revenue Service. In the opinion of management, any future adjustments which may result from this examination should not have a material effect on the Company’s Consolidated Financial Statements.

12. STOCK-BASED COMPENSATION

Stock Option Plan—The Company has a stock option plan, approved in 1999 (the “Option Plan”), under which the Company may grant options to selected officers of the Company and the Bank for up to 171,000 shares of common stock. Under the Option Plan, the exercise price of each option may not be less than the fair market value of the Company’s stock on the date of grant, and the maximum term of each option is 10 years. Options vest over 5 years based on years of service and become 100% vested otherwise, at either age 55 with 30 years of service, or at age 65.

As of and for the years ended December 31, 2008 and 2007, there were 25,200 stock options outstanding with an exercise price of $7.84. No options were granted, exercised, or terminated during the respective periods.

No stock compensation expense was incurred during 2008 or 2007 because all options granted had vested prior to January 1, 2006, the effective date of SFAS No. 123(R)’s adoption. There is no aggregate intrinsic value at December 31, 2008, as the exercise price is greater than the market price. There is approximately 12 months of contractual life remaining on the outstanding options.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

13. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Bank may determine to be appropriate. There were no contributions to the plan for the years ended December 31, 2008 and December 31, 2007. The Cash Balance Plan is not fully funded as of December 31, 2008, and the Bank expects to provide $0.2 million in funding to the Plan in 2009. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The following table shows the type of assets held in the Cash Balance Plan:

	Cash Balance Plan As of December 31,
Asset Category	2008	2007
Equity securities	53.9%	67.8%
Debt securities	39.3	27.5
Real estate	—	0.1
All other assets	6.8	4.6

Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals’ pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank have purchased bank owned life insurance (“BOLI”) in the aggregate amount of approximately $13.0 million face value and $5.3 million cash value as of December 31, 2008, covering all the participants in the SERP. Increases in the cash value of the policies totaled $0.3 million and $0.2 million for the years ended December 31, 2008 and 2007 respectively. The Company and Bank have the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Company and Bank, to fund the benefits payable under the SERP. The Bank expects contributions to be approximately $0.0 million for the year ending December 31, 2008.

The following tables show information for the Cash Balance Plan and SERP as of and for the years ended December 31, 2008 and 2007:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2008	2007	2008	2007	2008	2007
Service costs	$107	$128	$—	$—	$107	$128
Interest cost	249	213	115	110	$364	$323
Expected return on Plan assets	(302)	(306)	—	—	$(302)	$(306)

Amortization of prior service cost and recognized net actuarial losses	14	(14)	5	5	$19	$(9)

Net periodic pension cost	$68	$21	$120	$115	$188	$136

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2008	2007	2008	2007	2008	2007
Change in projected benefit obligations:
Benefit obligation at beginning of year	$4,404	$4,117	$2,005	$2,085	$6,409	$6,202
Service cost	107	128	—	—	$107	$128
Interest cost	249	213	115	110	$364	$323
Actuarial (gain) loss	21	142	11	(36)	$32	$106
Benefits and expenses paid	(255)	(196)	(154)	(154)	$(409)	$(350)

Benefit obligation at end of year	4,526	4,404	1,977	2,005	6,503	6,409

Change in plan assets:
Fair value of plan assets at beginning of year	4,572	4,618	—	—	4,572	4,618
Actual return on plan assets	(1,238)	150	—	—	(1,238)	150
Employer contributions	—	—	154	154	154	154
Benefits and expenses paid	(255)	(196)	(154)	(154)	(409)	(350)

Fair value of plan assets at year end	3,079	4,572	—	—	3,079	4,572

Funded status - over (under) funded	$(1,448)	$168	$(1,977)	$(2,005)	$(3,425)	$(1,837)

Due to the change in the fair value of the plan’s assets we have a liability for the Cash Balance Plan of $1.4 million, which is included in Other Liabilities within the Consolidated Balance Sheets, as of December 31, 2008. For December 31, 2007 we had a prepaid pension cost of $0.2 million which was included in Other Assets within the Consolidated Balance Sheets. The accrued liability and accumulated benefit obligations for the SERP of $2.0 million as of December 31, 2008 and 2007 respectively, is included in Other Liabilities within the Consolidated Balance Sheets.

Amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost are as follows:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2008	2007	2008	2007	2008	2007
Unrecognized net actuarial loss	2,300	768	65	53	2,365	821
Unrecognized prior service cost	11	(4)	14	18	25	14

Total amount included in accumulated other comprehensive loss	$2,311	$764	$79	$71	$2,390	$835

Weighted average assumptions as of December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	7.00	7.00	n/a	n/a
Rate of compensation increase	3.00	4.00	3.00	4.00

	Cash Balance Plan	SERP	Total
Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2009:
Net actuarial loss	$180	$—	$180
Prior service cost	2	5	7

Total expected to be recognized	$182	$5	$187

Assets expected to be returned to the Company in 2009	$—	$—	$—

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The estimated benefit payments for the Cash Balance Plan and SERP are shown below.

(Dollars in thousands)
For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL
2009	$566	$154	$720
2010	330	153	$483
2011	374	152	$526
2012	358	150	$508
2013	345	149	$494
Thereafter	1,663	717	2,380

	$3,636	$1,475	$5,111

401(k) Plan—The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary and employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100%, up to a maximum of 6%, of each employee’s compensation. The Bank’s contributions to the 401(k) plan were $0.2 million for 2008 and 2007, respectively.

Deferred Compensation Plan—The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, provides for certain management employees to defer compensation in order to provide retirement and death benefits on behalf of such employees. The plan allows certain management employees to receive the balance of the 6% Bank match on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2008 and 2007, the amount of the deferred compensation plan liability was $0.3 million and $0.5 million, respectively.

Postretirement Benefits—The Bank provides certain postretirement benefits to select executive officers. As of December 31, 2008 and 2007, the amount of the liability for these benefits was approximately $0.3 million and $0.2 million, respectively. The Bank recognized expense related to the post retirement benefits of $0.0 million and $0.02 million for the years ended December 31, 2008 and 2007, respectively.

Split Dollar Benefits—In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. As of January 1, 2008, a $0.2 million liability for the split dollar benefit was recorded in connection with the adoption of EITF Issue No. 06-4, with the offset reflected as a cumulative-effect adjustment to retained earnings. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2008, $0.2 million is recorded in other liabilities for the split dollar benefit.

14. RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any securities or the contracts to issue shares of common stock were exercised or converted into or resulted in the issuance of common stock. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. Stock options were anti-dilutive in 2008. The following table displays the EPS reconciliation for the years ended December 31, 2008 and 2007.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	For the Year Ended December 31,
	2008	2007
Weighted average shares	1,948,220	1,685,646
Effect of dilutive stock options	—	504

Dilutive potential average common shares	1,948,220	1,686,150

(Loss) earnings per share before extraordinary gain
Basic	$(0.42)	$0.55
Diluted	(0.42)	0.55

Earnings per share after extraordinary gain
Basic	$0.46	$0.55
Diluted	$0.46	$0.55

15. RELATED PARTY TRANSACTIONS

In the ordinary course of business certain of the Company’s and Bank’s directors and executive officers, including their immediate families and companies in which they have an interest, may be loan customers. Those transactions do not involve more than the normal risk of collectability nor do they present any unfavorable features. Total loans to such groups totaled $2.8 million as of December 31, 2008 and $2.9 million as of December 31, 2007. A $0.1 million commercial line of credit to a family member of a director was issued in 2008. Unused lines available to be drawn were $0.2 million and $2.6 million as of December 31, 2008 and 2007, respectively. The following table shows the related party transactions during 2008.

Beginning Balance	$2,853
Draws	428
Repayments	$512

Ending Balance	$2,769

Certain of the Bank’s directors, officers, immediate families, companies, and major stockholders have deposits with the Bank, for which the rates and terms are consistent with those of non-related parties. Approximately $1.5 million from these persons and entities was on deposit as of December 31, 2008.

The Bank rents the land on which a branch is located from a major shareholder, and rented from another major shareholder a part-time branch which was consolidated into a nearby branch in September 2008. The total rent expenses incurred for the land and the branch in 2008 was approximately $0.01 million.

16. REGULATION AND REGULATORY RESTRICTIONS

Historically, the primary source of capital has primarily been the retention of earnings, net of dividends paid to stockholders. The Company and the Bank seek to maintain capital at a level sufficient to assure stockholders, customers, and regulators that the Bank and the Company are financially sound. The primary source of funds for the payment of dividends by the Company is dividends received from the Bank. The Bank, as a NC commercial bank, may pay dividends only out of undivided profits as determined pursuant to NC General Statutes Section 53-87. As of December 31, 2008, the Bank had undivided profits, as defined, of $16.8 million. Dividends paid by the Bank to the Company may be limited due to maintaining capital requirements imposed by banking regulators. Currently the Bank must obtain State and Federal regulators’ approval prior to paying any dividends to the Company which is the Bank’s sole shareholder.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 are presented in the following tables:

	December 31, 2008
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital ( to risk weighted assets)
The Company	$24,826	10.60%	$18,728	8.00%	$23,411	10.00%
The Bank	$24,936	10.67%	$18,700	8.00%	$23,375	10.00%

Tier 1 (to risk weighted assets)
The Company	$21,904	9.36%	$9,364	4.00%	$14,046	6.00%
The Bank	$22,014	9.42%	$9,350	4.00%	$14,025	6.00%

Tier 1 (to Average total assets)
The Company	$21,904	8.41%	$10,413	4.00%	$13,016	5.00%
The Bank	$22,014	8.47%	$10,399	4.00%	$12,999	5.00%

	December 31, 2007
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital ( to risk weighted assets)
The Company	$24,403	14.98%	$13,084	8.00%	n/a
The Bank	$24,129	14.78%	$13,059	8.00%	$16,324	10.00%

Tier 1 (to risk weighted assets)
The Company	$22,517	13.82%	$6,542	4.00%	n/a
The Bank	$22,243	13.63%	$6,530	4.00%	$9,795	6.00%

Tier 1 (to Average total assets)
The Company	$22,517	9.12%	$9,880	4.00%	n/a
The Bank	$22,243	9.02%	$9,868	4.00%	$12,334	5.00%

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

17. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (parent company only) is as follows:

Condensed Balance Sheets:	As of December 31,
(Dollars in thousands)	2008	2007
Assets:
Cash and cash equivalents	$314	$368
Investment in subsidiary Bank	24,429	21,885
Other assets	345	197

Total Assets	$25,088	$22,450

Liabilities and Shareholders’ Equity:
Total liabilities	$769	$290
Shareholders’ equity	24,319	22,160

Total Liabilities and Shareholders’ Equity	$25,088	$22,450

Condensed Statements of Operations:	For the Years Ended December 31,
(Dollars in thousands)	2008	2007
Dividends received	$816	$737
Undistributed net earnings of subsidiary	739	530
Income (expenses), net	(654)	(340)

Net income	$901	$927

Condensed Cash Flows:	For the Years Ended December 31,
(Dollars in thousands)	2008	2007
Cash Flows from operating activities:
Net income	$901	$927
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net earnings of subsidiary	(739)	(530)
Decrease (increase) in other assets	(148)	(3)
Increase in other liabilities	320	78

Net cash provided by operating activities	334	472

Cash flows used in financing activities-dividends paid	(388)	(337)

Net increase in cash and cash equivalents	(54)	135

Cash and cash equivalents at beginning of year	368	233

Cash and cash equivalents at end of year	$314	$368

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

18. COMMITMENTS AND CONTINGENCIES

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

The Bank’s exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank utilizes the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the counter parties. Collateral varies and may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2008 and 2007, respectively, are commitments to extend credit (including availability of lines of credit), standby letters of credit, and financial guarantees written. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan. Commitments outstanding at December 31, 2008 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total Commitments
Less than 1 year	$781	$9,931	$10,712
1-3 years	300	4,774	5,074
3-5 years	—	2,279	2,279
More than 5 years	—	1,111	1,111

Total Commitments	$1,081	$18,095	$19,176

19. FAIR VALUE MEASUREMENT

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these instruments at December 31, 2008.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities. The Company has Level 2 securities at December 31, 2008.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has Level 3 assets and liabilities at December 31, 2008.

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

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands) Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Available for sale securities	$32,503	$—	$32,503	$—
Other invested assets			1,613

Non-recurring:
Other invested assets	166	—	—	166
Other real estate owned	1,175	—	—	1,175
Impaired loans	9,635	—	—	9,635

Total	$43,479	$—	$34,116	$10,976

The Company discloses estimated fair values for its significant financial instruments in accordance with SFAS 107, “Disclosures about Fair Value of Financial Instruments”. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

Cash and Cash Equivalents: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Other Invested Assets: The carrying value of other invested assets approximates fair value based on redemption provisions.

Loans (other than impaired): Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage and other consumer. Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans is typically calculated by discounting scheduled cash flows through their estimated maturity, using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans. The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions.

For all loans, assumptions regarding the characteristics and segregation of loans, maturities, credit risk, cash flows, and discount rates are judgmentally determined using specific borrower and other available information.

Accrued Interest Receivable and Payable: The fair value of interest receivable and payable is estimated to approximate the carrying amounts.

Deposits: The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to the carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowings: The fair value of borrowings is based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for similar advances or borrowings.

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2008 and 2007, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$13,776	$13,776	$18,172	$18,172
Marketable securities	32,503	32,503	43,612	43,612
Other invested assets	1,613	1,613	1,103	1,103
Loans, net of allowances for loan losses	205,449	209,780	144,183	143,839
Accrued interest receivable	1,278	1,278	1,235	1,235

Liabilities:
Deposits	$216,567	$217,971	$172,053	$172,328
Federal funds purchased	—	—	10,000	10,000
Other borrowings	25,046	24,793	14,004	13,310
Accrued interest payable	343	343	444	444

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

•

Alternative funding rates are based on FHLB “Fixed Rate Credit Advance” rates for terms equal to the expected average economic life of deposits. Lower comparable rates have the effect of reducing the calculated core deposit intangible premium (Level 2 input).

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

FHLB Borrowing Valuation: A discounted cash flow analysis was utilized to determine the present value of the borrowings from the FHLB acquired in the transaction pursuant to SFAS No. 107 as amended by SFAS No. 157. The fair value of borrowed funds due within one year is the amount payable at the reporting date. The fair value of long term borrowed funds is estimated by discounting the future cash flows using the current rates at which similar loans could be obtained with similar credit ratings and for the same remaining maturities. FHLB advances are unique in that funds are available to member banks based on established size limitations and are not subject to pricing variations based on traditional credit ratings of the borrower as in a typical borrower/lender relationship. Consequently, the fair value adjustment only needs to take into account interest rate variations from the last date of pricing until the next re-pricing date in the case of adjustable rate credits and the next maturity date in the case of a fixed rate credit. Given the ready market information available to all member banks, this has been reflected in the table below as a Level 2.

The following table gives the fair values recorded as of the Acquisition date of MCSB:

(Dollars in thousands) Description	MCSB Acquisition at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loans, gross	$43,779	$—	$43,779	$—
Time deposits	(20,633)	—	—	(20,633)
Borrowings	(9,062)	—	(9,062)	—

Total	$14,084	$—	$34,717	$(20,633)

Note: Fair values as provided in appraisal reports prepared by external valuation experts for the acquisition of MCSB .

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for the Company as of December 31, 2008 is effective.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors and Executive Officers – The information required by this Item regarding the Company’s directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I—Election of Directors–Nominees, “ and “Proposal I—Election of Directors–Executive Officers,” in the Company’s Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during June 2009, which sections are incorporated herein by reference.

(b)	Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c)

Code of Ethics – The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s

M&F BANCORP, INC. AND SUBSIDIARY

Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company’s website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

(d)	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

(e)	Corporate Governance – The information required by this Item regarding the Company’s audit committee and procedures by which stockholders may recommend nominees to the Company’s Board of Directors is set forth in the Proxy Statement under the section captioned “The Board of Directors and Its Committees”, which section is incorporated herein by reference.

(f)	Audit Committee – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit (3)(i)	Articles of Incorporation of the Company incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit (3)(ii)	Amended Bylaws of the Company, adopted by the Board of the Company on September 22, 2004, incorporated by reference to Exhibit 3 (i) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3)(iii)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(v) to the Form 8K filed with the SEC on April 6, 2009.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit (4)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit (10)(i)i)	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company, and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC January 18, 2007.

Exhibit 10(ii)	Agreement and Plan of Reorganization and Merger by and among the Company, the Bank and MCSB, dated August 9, 2007, incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit (21)	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Form 10-KSB, filed with the SEC on March 31, 2006.

Exhibit (23)	Consent of McGladrey & Pullen, LLP

Exhibit (31)(i)	Certification of Kim D. Saunders.

Exhibit (31)(ii)	Certification of Lyn Hittle

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.

M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: April 6, 2009	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders	President and Chief Executive Officer	April 6, 2009
Kim D. Saunders	(Principal Executive Officer)

/s/ Lyn Hittle	Chief Financial Officer	April 6, 2009
Lyn Hittle	(Principal Financial Officer)

/s/ James A. Stewart	Chairman of the Board	April 6, 2009
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	April 6, 2009
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	April 6, 2009
Michael L. Lawrence

/s/ Joseph M. Sansom	Director	April 6, 2009
Joseph M. Sansom

/s/ Aaron L. Spaulding	Director	April 6, 2009
Aaron L. Spaulding

/s/ James H. Speed, Jr.	Director	April 6, 2009
James H. Speed, Jr.

M&F BANCORP, INC. AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
Exhibit (23)	Consent of McGladrey & Pullen, LLP

Exhibit (31.1)	Certification of Kim D. Saunders

Exhibit (31.2)	Certification of Lyn Hittle

Exhibit (32)	Certification pursuant to 18 U.S.C. Section 1350.