Form 10-K/A
period 2008-12-31
M&F BANCORP INC /NC/
filed 2009-04-24
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT No. 1

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 000-27307

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

Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Nonaccelerated filer ☐	Smaller reporting company ☑
(Do not check here if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

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

As of March 31, 2009 there were 2,031,337 shares outstanding of the registrant’s common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE
Document Incorporated	Where
11. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2009.	Part III

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on April 6, 2009 (the “Original Filing”). The Registrant is filing this Amendment solely to correct typographical errors in the Consolidated Statements of Changes in Stockholders Equity in the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except for the amendments described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC after the filing of the Original Filing.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007
				Accumulated
	Number			Other
	of	Common	Retained	Comprehensive
(Dollars in thousands)	Shares	Stock	Earnings	Loss	Total

Balances as of December 31, 2006	1,685,646	$ 5,901	$ 16,027	$ (166)	$ 21,762
Comprehensive income:
Net income			927		927
Other comprehensive loss				(192)	(192)
Total comprehensive income					735
Dividends declared ($0.20 per share)			(337)		(337)

Balances as of December 31, 2007	1,685,646	$ 5,901	$ 16,617	$ (358)	$ 22,895

Balances as of December 31, 2007 (as previously reported)	1,685,646	$ 5,901	$ 16,617	$ (358)	$ 22,160
Adjustment to reflect adoption of EITF Issue 06-04
effective January 1, 2008			(158)		(158)
Balances as of January 1, 2008, following adoption of EITF Issue 06-04	1,685,646	5,901	16,459	(358)	22,002
Comprehensive income:
Net income			901		901
Other comprehensive loss				(1,027)	(1,027)
Total comprehensive loss					(126)
Acquisition of Mutual Community Savings
Bank, Inc., SSB ("MCSB")	345,691	2,831			2,831
Dividends declared ($0.20 per share)			(388)		(388)

Balances as of December 31, 2008	$ 2,031,337	$ 8,732	$ 16,972	$ (1,385)	$ 24,319

PART IV

ITEM 15.  EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit 3(i)	Articles of Incorporation of the Company incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.
Exhibit 3(ii)
Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(iii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.
Exhibit 4	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.
Exhibit 10(i)	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.
Exhibit 10(ii)
Agreement and Plan of Reorganization and Merger by and among the Company, the Bank and MCSB, dated August 9, 2007, incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Form 10-KSB, filed with the SEC on March 31, 2006.
Exhibit 23 *	Consent of McGladrey & Pullen, LLP.
Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.
* Previously filed as an exhibit to the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   M&F Bancorp, Inc.

Date:  April 24, 2009                                                                           By: /s/ Kim D. Saunders

           Kim D. Saunders

           President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.