Form 10-Q
period 2009-03-31
M&F BANCORP INC /NC/
filed 2009-05-13
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 0-27307

North Carolina		56-1980549
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd., Durham, NC 27707-2800
(Address of Principal Executive Offices)

(919) 687-7800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  o                                                   Accelerated filer  ☐                                                Non-accelerated filer  o                                                 Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  o    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 13, 2009, there were 2,031,227 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC

  i

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS

Cash and cash equivalents	$5,504	$13,776
Investment securities available for sale, at fair value	27,245	32,503
Other invested assets	747	1,613
Loans	211,436	208,411
Allowances for loan losses	(3,032)	(2,962)
Loans, net	208,404	205,449
Interest receivable	1,161	1,278
Bank premises and equipment, net	4,883	4,973
Cash surrender value of bank-owned life insurance	5,346	5,298
Other real estate owned	1,175	1,175
Income taxes, net	3,915	4,272
Other assets	1,245	1,281
TOTAL ASSETS	$259,625	$271,618
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$182,358	$176,585
Noninterest-bearing deposits	40,766	39,982
Total deposits	223,124	216,567
Other borrowings	6,412	25,046
Other liabilities	5,366	5,686
Total liabilities	234,902	247,299
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common stock, no par value, 5,000,000 shares authorized; 2,031,337 shares issued and outstanding as of March 31, 2009 and December 31, 2008.	8,732	8,732
Retained earnings	17,278	16,972
Accumulated other comprehensive loss	(1,287)	(1,385)
Total stockholders' equity	24,723	24,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$259,625	$271,618

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
(Dollars in thousands except per share data)	2009	2008
Interest income:
Loans, including fees	$ 3,280	$ 2,529
Investment securities, including dividends
Taxable	220	336
Tax-exempt	126	156
Other	8	91
Total interest income	3,634	3,112
Interest expense:
Deposits	863	970
Borrowings	34	152
Total interest expense	897	1,122
Net interest income	2,737	1,990
Less provision for loan losses	59	17
Net interest income after provision for loan losses	2,678	1,973
Noninterest income:
Service charges	423	343
Rental income	69	61
Cash surrender value of life insurance	48	49
Realized gain on sale of securities	62	5
Realized gain (loss) on sale of other real estate owned	1	(3)
Other income (loss)	1	(2)
Total noninterest income	604	453
Noninterest expense:
Salaries and employee benefits	1,502	1,216
Occupancy and equipment	488	379
Directors fees	84	73
Marketing	41	165
Professional fees	244	338
Information technology	156	174
Acquisition-related expenses	-	177
Other	363	278
Total noninterest expense	2,878	2,800
Income (loss) before income taxes	404	(374)
Income tax expense (benefit)	98	(173)
Income (loss) before extraordinary gain from acquisition	306	(201)
Extraordinary gain, bargain purchase from acquisition	-	1,775
Net income	$ 306	$ 1,574

Basic and diluted earnings per share of common stock:
Income (loss) before extraordinary gain from acquisition	$ 0.15	$ (0.12)
Extraordinary gain, bargain purchase from acquisition	-	1.05
Net income	$ 0.15	$ 0.93
Weighted average shares of common stock outstanding:
Basic	2,031,337	1,697,042
Diluted	2,031,337	1,697,042
Dividends per share of common stock	$ -	$ 0.05

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)				Accumulated
	Number			Other
	of	Common	Retained	Comprehensive
(Dollars in thousands)	Shares	Stock	Earnings	Loss	Total
Balances as of January 1, 2008	1,685,646	$ 5,901	$ 16,459	$ (358)	$ 22,002
Comprehensive income:
Net income			1,574		1,574
Other comprehensive income				194	194
Total comprehensive income					1,768
Acquisition of Mutual Community Savings
Bank, Inc., SSB ("MCSB")	345,691	2,831			2,831
Dividends declared ($0.05 per share)			(84)		(84)
Balances as of March 31, 2008	2,031,337	$ 8,732	$ 17,949	$ (164)	$ 26,517

Balances as of January 1, 2009	2,031,337	$ 8,732	$ 16,972	$ (1,385)	$ 24,319
Comprehensive income:
Net income			306		306
Other comprehensive income				98	98
Total comprehensive income					404

Balances as of March 31, 2009	2,031,337	$ 8,732	$ 17,278	$ (1,287)	$ 24,723
See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$ 306	$ 1,574
Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary gain, bargain purchase from acquisition	-	(1,775)
Provision for loan losses	59	17
Depreciation and amortization	164	106
Amortization of premiums/discounts on investments, net	6	6
Purchase accounting amortization and accretion, net	43	-
Deferred loan origination fees, net	24	(2)
Gains on sale of available for sale securities	(62)	(5)
(Gain) loss on sale of other real estate owned	(1)	3
Increase in cash surrender value of life insurance	(48)	(49)
Changes in:
Accrued interest receivable and other assets	449	724
Other liabilities	(322)	(366)
Net cash provided by operating activities	618	233
Cash flows from investing activities:
Cash received in acquisition of MCSB, net	-	13,916
Activity in available-for-sale securities:
Sales	4,165	-
Maturities, prepayments and calls	2,914	7,367
Principal collections	1,348	640
Purchases	(2,086)	-
Net increase in loans	(3,081)	(4,295)
Purchases of bank premises and equipment	(73)	(66)
Proceeds from sale of other real estate owned	-	29
Net cash provided by investing activities	3,187	17,591
Cash flows from financing activities:
Net decrease in deposits	6,557	322
Proceeds from other borrowings	32,400	300
Repayments of other borrowings	(51,034)	(10,018)
Cash dividends	-	(84)
Net cash used in financing activities	(12,077)	(9,480)

Net (decrease) increase in cash and cash equivalents	(8,272)	8,344

Cash and cash equivalents as of the beginning of the period	13,776	18,172

Cash and cash equivalents as of the end of the period	$ 5,504	$ 26,516

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$ 820	$ 844
Income taxes	-	70

See notes to consolidated financial statements.

M&F BANCORP, INC
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements are unaudited except for the balance sheet as of December 31, 2008, which was derived from the Company’s audited consolidated Annual Report on Form 10-K.

The Consolidated Financial Statements included herein do not include all the information and notes required by U.S. GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

Reclassification—Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2008 have been reclassified to conform to the 2009 presentation. This has no impact on reported amounts of net income.  The common stock from the Acquisition of Mutual Community Savings Bank (“MCSB”) has been changed from the amount reported on Form 10-Q as of March 31, 2008, to agree to the common stock reported in the annual report filed on Form 10-K as of December 31, 2008.  The change is reflective of the reserve for the dissenting shareholder.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. (“SFAS No. 132(R)-1”). This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Per the FSP, the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of:

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

The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009, with earlier application permitted.  The Company does not expect the adoption of SFAS No. 123(R)-1 to have a significant impact on the Company’s financial condition or results of operations.

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

M&F BANCORP, INC

SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be re-characterized as non-controlling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  On January 1, 2009, the Company adopted SFAS No. 160, which has not had a significant impact on the Company’s financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement shall be effective 60 days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to Auditing (United States) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a significant impact on the Company’s financial condition or results of operations.

On April 9, 2009, the FASB issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities:

•
FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP No. 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same.  As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions.  Additionally, FSP No. 157-4 amends FASB Statement No. 157’s required disclosures.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, although early adoption is permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP No. 157-4 will have a significant impact on the Company’s financial condition or results of operations.

•
FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”), amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods.  The new standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company does not expect the adoption of FSP No. 107-1 and APB 28-1 will have a significant impact on the Company’s financial condition or results of operations.

•
FASB Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements.  FSP No. 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment.  FSP No. 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income.  Additionally, FSP No. 115-2 and 124-2 enhances required

M&F BANCORP, INC

disclosures of existing guidelines.  FSP No. 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and will be applied to all existing and new investments in debt securities.  The Company does not expect the adoption of FSP No. 115-2 and 124-2 will have a significant impact on the Company’s financial condition or results of operations.

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a significant impact on the Company’s financial condition or results of operations.

2.	Acquisition of MCSB

The following pro-forma information, for the three months ended March 31, 2008, reflects the Company’s estimated consolidated results of operations as if the acquisition occurred at January 1, 2008, unadjusted for any anticipated cost savings resulting from the acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

(Unaudited)	Pro Forma Consolidated
Results of Operations
For the Three Months Ended
March 31,
2008
(Dollars in thousands, except per share data)

Net interest income	$2,391
Provision for loan losses	174
Noninterest income	2,347
Noninterest expense	3,898
Tax expense (benefit)	(173)
Net income after taxes and before extraordinary gain	839
Extraordinary gain, bargain purchase	1,775
Net income (loss)	$2,614

Income per share of common stock before extraordinary gain:
Basic and diluted	$0.49

Income per share of common stock after extraordinary gain:
Basic and diluted	$1.54

Weighted average shares of common stock:
Basic and diluted	1,697,042

3.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during each reporting period plus the dilutive effect of outstanding stock options. The weighted average shares and effect of dilutive stock options are included in the following table, which provides a reconciliation of the number of shares between the computation of basic EPS and diluted EPS:

M&F BANCORP, INC

(Unaudited)	For the Three Months Ended
	March 31,

	2009	2008

Weighted average shares	2,031,337	1,697,042
Effect of dilutive stock options	-	-

Dilutive potential average common shares	2,031,337	1,697,042

(Loss) earnings per share before extraordinary gain
Basic and diluted	$0.15	($0.12)

Earnings per share after extraordinary gain
Basic and diluted	$0.15	$0.93

The Company had 25,200 options outstanding as of March 31, 2009 and 2008.  Options outstanding were anti-dilutive for the three month periods ended March 31, 2009 and 2008.

4.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina which include Raleigh, Durham, Charlotte, Winston-Salem, and Greensboro.  The Company’s loans, classified by type are as follows:

(Unaudited)	March 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$9,257	4.38%	$9,035	4.34%
Real estate construction	9,509	4.50	7,877	3.78
Consumer	2,725	1.29	3,686	1.77
Commercial real estate	140,596	66.50	141,512	67.90
Consumer real estate mortgage	45,702	21.62	45,297	21.73
Other	3,647	1.71	1,004	0.48
	$211,436	100.00%	$208,411	100.00%
Nonperforming assets were as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
	(Unaudited)
Loans contractually past due 90 days or more and/or on nonaccrual status
Commercial	$ -	$233
Real estate construction	1,000	1,001
Consumer	5	8
Commercial real estate	1,259	1,285
Consumer real estate mortgage	2,613	2,079
Total nonaccrual loans	4,877	4,606
Foreclosed properties	1,175	1,175
Total nonperforming assets	$6,052	$5,781
Accruing loans which are contractually past due 90 days or more		-
Nonperforming assets to:
Loans outstanding at end of period	2.86%	2.77%
Total assets at end of period	2.33	2.13
Allowance for loan losses as a percent of nonperforming assets	50.10	51.24

The Company’s total allowance for loan losses to nonperforming assets decreased from 51.25% to 50.09%, while nonaccrual loans increased $0.3 million from $4.6 million to $4.9 million between December 31, 2008 and March 31, 2009.  The real estate construction and commercial loan portfolios are predominately owner-occupied in a unique faith-based market in which the Company has specialized lending expertise.  The Company’s loan portfolio has no acquisition and development loans.

M&F BANCORP, INC

The Company acquired $1.6 million in nonaccrual loans in the acquisition of MCSB, and evaluated the risk of loss and the underlying collateral for each loan to ensure adequacy of allowance coverage. It is the opinion of management that the allowance adequately addresses the risk of loss for nonaccrual and impaired loans in the Company’s portfolio.

5.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

(Unaudited)	Ended March 31,
(Dollars in thousands)	2009		2008
Allowance for loan losses:
Balance at beginning of year	$2,962		$1,897
Adjustment for loans acquired	-		681
Loans charged off:
Consumer	-		3
Consumer real estate mortgage	1		-
Other	13		17
Total charge-offs	14		20
Recoveries of loans previously charged off:
Commercial	$18		$-
Consumer	1		1
Consumer real estate mortgage	2		3
Other	4		2
Total recoveries	25		6
Net loans (recovered) charged off	(11)		14
Provision for loan losses	59		17
Ending balance	$3,032	(1)	$2,581

(1) The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in Other Liabilities.

6.	Common Stock Dividends

On April 6, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share to all shareholders of record as of April 17, 2009, which was paid on April 24, 2009.  The dividend was accrued as of the April 6 declaration date and, accordingly, will reduce shareholders equity by approximately $0.05 million in the second quarter of 2009.

7.	Investment Impairment

The Company has received information relative to its minority interest in a Trust indicating that the Trust may have an impairment of its goodwill.  As of March 31, 2009, the Trust has not completed its financial statement audit and therefore management of the Trust cannot definitely conclude that a goodwill impairment exists or to what degree potential impairment will be recognized. Based upon these facts and circumstances, management of the Company has determined that an impairment charge to its Trust investment as of March 31, 2009 is not a readily determinable estimate; however, if a goodwill impairment is ultimately identified by the Trust, this may result in an Other Than Temporary Impairment of the Company’s assets in future periods. The carrying value, which is stated at cost less a previous impairment charge, and included in Other Assets on the Consolidated Balance Sheets, is $0.2 million as of March 31, 2009.

8.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan (the “Cash Balance Plan”) for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan (the “SERP Plan”) that provides benefits to certain current and former executives. The Company has not made any contributions during the three months ended March 31, 2009.

M&F BANCORP, INC

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended March 31, 2009 and 2008 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008

Service cost	$29	27	$-	$-	$29	$27
Interest cost	63	62	28	29	91	91
Expected return on plan assets	(50)	(76)	-	-	(50)	(76)
Amortization of prior service costs	-	(4)	1	1	1	(3)
Amortization of net loss	45	7	-	-	45	7
Net periodic cost	$87	$16	$29	$30	$116	$46

The Company provides post-retirement benefits to certain former executive officers.  In 2008, a liability was established to record certain split-dollar insurance contract benefits to specified current and former executive officers. As of March 31, 2009, the amount of this liability was $0.2 million and is reflected in Other Liabilities.

9.	Comprehensive Income
	For the Three Months Ended
(Unaudited)	March 31,
(Dollars in thousands)	2009	2008

Net income	$306	$1,574
Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net	222	322
Reclassification adjustments for gains
included in income before income tax expense	(62)	(5)
Other comprehensive income before tax expense	160	317
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	62	123
Other comprehensive income, net of taxes	98	194
Total comprehensive income	$404	$1,768

Comprehensive loss includes net income and all other changes to the Company’s equity, with the exception of transactions with shareholders.  The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

10.	Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Company elected not to delay the application of SFAS No. 157 to non-financial assets and non-financial liabilities, as allowed by FASB Staff Position SFAS 157-2. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

M&F BANCORP, INC

Fair value measurements for assets and liabilities where there exists limited or no observable market data are based primarily upon estimates, and are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these assets and liabilities at March 31, 2009.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.  The Company has Level 2 securities at March 31, 2009.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has Level 3 assets and liabilities at March 31, 2009.

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

M&F BANCORP, INC

 The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of March 31, 2009.

(Unaudited)		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Available for sale securities	$27,245	$-	$27,245	$-
Other invested assets	747	-	747	-
Non-recurring:
Other invested assets	166	-	-	166
Other real estate owned	1,175	-	-	1,175
Impaired loans	4,877	-	-	4,877
Total	$34,210	$-	$27,992	$6,218

11.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of March 31, 2009 and December 31, 2008, the Company had outstanding loan commitments (including available lines of credit) of approximately $21.3 million and $19.1 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.3 million and $1.1 million as of March 31, 2009 and December 31, 2008, respectively. These lines of credit, standby letters of credit, and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit.  As of March 31, 2009 and December 31, 2008, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans.  Available amounts on home equity lines as of March 31, 2009 and December 31, 2008 were approximately $1.9 million and $2.2 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.0 million and $1.1 million as of March 31, 2009 and December 31, 2008, respectively.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of March 31, 2009, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $12.6 million from three money center banks.  The Fed Funds Lines are renewed annually.  Interest rates are stated as variable on a daily basis.  No amounts were outstanding under the Fed Funds Lines as of March 31, 2009. The Company utilizes its Fed Funds Lines periodically.

As of March 31, 2009, the Company has additional borrowing capacity at the Federal Home Loan Bank of Atlanta (“FHLB”) of $14.6 million.

Letters of Credit

In October 2008, the Company secured a $2.0 million letter of credit with FHLB to use as collateral for public deposits.  The letter of credit is secured by the Company’s collateral with FHLB and is renewable annually.

Debt Covenants

The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the acquisition of MCSB. The Line of Credit is secured by Bank stock.  During the quarter ended March 31, 2009

M&F BANCORP, INC

the outstanding balance on the Line of Credit was $0.5 million. The Line of Credit bears an interest rate of Wall Street Journal Prime minus 100 basis points (“bp”).  Interest only is payable until 2010, after which principal and interest become payable annually through the final due date in 2020. The Line of Credit agreement requires the Company to meet certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of March 31, 2009, the Company was not in compliance with some of these requirements, and requested and received an authorization to pay its stockholders a dividend for the first quarter. The Company has requested but not received a waiver from the lender for the covenant violations.

12.	Subsequent Events

On May 1, 2009, the Office of Comptroller of the Currency closed Silverton Bank and the Federal Deposit Insurance Corporation (“FDIC”) was named receiver, creating a temporary bridge bank, Silverton Bridge Bank, N.A., to manage Silverton's ongoing operations.  During the conference call for clients of Silverton Bank that was held by the FDIC on Saturday, May 2nd, it was emphasized that the bank is still being marketed for sale by the FDIC, and that it would be “business as usual” for about 60 days to enable its correspondent banks to transition their relationships.  The Company has limited transactions with Silverton, mainly through credit card processing for merchant customers.  The Company does not anticipate that the receivership will cause it or its customers to incur a loss or interruption of services.

M&F BANCORP, INC

ITEM 2:  Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three months ended March 31, 2009, compared with the same period in 2008. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three Month Period Ended March 31, 2009

Net income from operations improved by $0.5 million for the quarter ended March 31, 2009 from that for the same period in 2008.  Compared with the quarter ended March 31, 2008, net interest income for the quarter ended March 31, 2009 improved $0.7 million, and the net interest margin for the quarter ended March 31, 2009 improved 28 basis points (“bp”).  Other non-interest income increased $0.2 million, other non-interest expense increased $0.1 million, and income tax expense increased $0.3 million in the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.  In 2008 the Company recorded a non-recurring extraordinary gain from the bargain purchase price in the Acquisition of Mutual Community Savings Bank (“MCSB”) which resulted in the net income for the quarter ended March 31, 2009 being $1.3 million lower than that of the quarter ended March 31, 2008.

M&F BANCORP, INC

(Unaudited)	As of and for the Three Months
	Ended March 31,
(Dollars in thousands)	2009	2008
Selected Balance Sheet Data
Cash and due from banks	$5,504	$26,516
Securities	27,245	40,140
Gross loans	211,436	193,396
Allowance for loan losses	(3,032)	(2,582)
Total Assets	259,625	276,929
Deposits	223,124	221,690
Borrowings	6,412	23,348
Shareholders' equity	24,723	26,675

(Dollars in thousands)
Summary of Operations
Interest income	3,634	3,112
Interest expense	897	1,122
Net interest income	2,737	1,990
Provision for loan losses	59	17
Net interest income after provision for loan losses	2,678	1,973
Noninterest income	604	453
Noninterest expense	2,878	2,800
Pre-tax net (loss) income before extraordinary gain	404	(374)
Income tax (benefit) expense before extraordinary gain	98	(173)
Extraordinary gain	-	1,775
Net income	306	1,574

	For the Three Months Ended
	March 31,
	2009	2008
Per Share Data
Before extraordinary gain:
Net (loss) income-basic and diluted	$0.15	$(0.12)
After extraordinary gain:
Net income-basic and diluted	$0.15	$0.93
Dividends (1)	-	0.05
Book value per share	12.17	15.72
Average common shares outstanding	2,031,337	1,697,042

Selected Ratios
Before extraordinary gain:
Return (loss) on average assets	0.46%	(0.37)%
Return (loss) on average shareholders' equity	4.94	(3.60)
After extraordinary gain:
Return on average assets	0.46%	0.72%
Return on average shareholders' equity	4.94	7.05
Average shareholders' equity to average total assets	9.38	10.14
Net interest margin (2)	4.60	4.32

(1) see Note 6 of the Consolidated Financial Statements
(2) on a tax equivalent basis

M&F BANCORP, INC

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of M&F Bancorp, Inc. (the "Company") that are considered "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements represent expectations and beliefs of the Company, including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation: (i) in October of 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, followed in February 2009 by the American Recovery and Reinvestment Act of 2009. In addition, the U.S. Department of the Treasury and federal banking regulators are implementing a number of programs to address capital and liquidity issues in the banking system, all of which may have significant effects on the Company and the banking industry, the exact nature and extent of which cannot be determined at this time; (ii) the strength of the United States economy generally, and the strength of the local economies in which the Company conducts operations, may be different than expected, resulting in, among other things, a continued deterioration in credit quality, including the resultant effect on the Company’s loan portfolio and allowance for credit losses; (iii) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”); (iv) inflation, deflation, interest rate, market and monetary fluctuations; (v) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate and market liquidity conditions) and the impact of such conditions on the Company’s capital markets and capital management activities; (vi) the timely development of competitive new products and services by the Company and the acceptance of these products and services by new and existing customers; (vii) the willingness of customers to accept third party products marketed by the Company; (viii) the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa; (ix) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking and securities); (x) technological changes; (xi) changes in consumer spending and saving habits; (xii) the effect of corporate restructurings, acquisitions and/or dispositions, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (xiii) the current stresses in the financial and real estate markets, including possible continued deterioration in property values; (xiv) unanticipated regulatory or judicial proceedings; (xv) the impact of changes in accounting policies by the Securities and Exchange Commission (the “SEC”); (xvi) adverse changes in financial performance and/or condition of the Company’s borrowers which could impact repayment of such borrowers’ outstanding loans; and (xvii) the Company’s success at managing the risks involved in the foregoing. The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2008. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

M&F BANCORP, INC

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

Executive Overview

The Company generated the majority of its interest and non-interest income in the first three months of 2009 and 2008 from traditional banking services: lending and deposit services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, and pursuing strategic relationships for deposits.

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

Financial Condition

Total assets decreased 4.4%, or $12.0 million, to $259.6 million as of March 31, 2009 from $271.6 million at December 31, 2008. Cash and cash equivalents decreased $8.3 million or 60%, to $5.5 million as of March 31, 2009, compared to $13.8 million at December 31, 2008. Investment securities decreased $5.3 million from $32.5 million at December 31, 2008 to $27.2 million at March 31, 2009. The decreases in cash, cash equivalents and investments were utilized to decrease the Company’s borrowings from $25.0 million at December 31, 2008 to $6.4 million at March 31, 2009. The Company has been closely managing liquidity and borrowings to optimize its net interest margin. Loans increased 1.5%, or $3.0 million, to $211.4 million as of March 31, 2009, from $208.4 million as of December 31, 2008.   The Company continues to increase its loan portfolio through organic growth.

The entire investment portfolio was classified as available-for-sale and was comprised of investment-grade securities. Securities with a book value of $2.1 million were purchased and securities with a book value of $4.2 million were sold during the three months ended March 31, 2009.

M&F BANCORP, INC

Deposits increased 3.0%, or $6.6 million, to $223.1 million as of March 31, 2009 from $216.6 million at December 31, 2008.
Total stockholders’ equity increased to $24.7 million as of March 31, 2009, compared to $24.3 million as of December 31, 2008.  The increase was due to net income of $0.3 million and other comprehensive income of $0.1 million for the three months ended March 31, 2009.  The Company did not declare a dividend during the quarter ended March 31, 2009, the dividend, which was declared in April, will be reflected in stockholders’ equity in the second quarter of 2009.

Results of Operations, Three Months Ended March 31, 2009 and 2008

Net income from operations for the three months ended March 31, 2009 increased $0.5 million to $0.3 million from a loss from operations of $0.2 million for the same period in 2008. Net income for the three months ended March 31, 2009, decreased $1.3 million, to net income of $0.3 million, compared to net income of $1.6 million for the quarter ended March 31, 2008, which reflected the extraordinary gain of $1.8 million from the acquisition of MCSB. For the three months ended March 31, 2009 when compared to the same period in 2008, interest income increased 16.8%, or $0.5 million, and interest expense decreased 20.1%, or $0.2 million, resulting in an improvement in net interest income of 37.6%, or $0.7 million.

Interest income on loans increased $0.8 million primarily due to an increase in average loans outstanding to $208.7 million from $149.2 million, partially offset by a decrease in yield to 6.29% from 6.89% for the three months ended March 31, 2009 and 2008, respectively.  Interest income on securities decreased $0.1 million or 29.5%, when comparing the three months ended March 31, 2009 with the same period in 2008, primarily due to the lower average balances as well as lower yields on taxable securities in 2009, partially offset by higher yields on tax exempt securities in 2009. In 2008, several of the higher yielding investments were called by the issuers on call dates, the proceeds of which were utilized to fund organic loan growth.  In addition, in the quarter ended March 31, 2009, the Company sold some of its investments at a gain, the proceeds of which were used to fund loan growth and decrease the Company’s reliance on borrowed funds. Total interest expense decreased 20.1%, or $0.2 million, for the three months ended March 31, 2009 as compared to the same period in 2008, reflecting an 81 bp decrease from 2.69% to 1.88% in the average cost of interest-bearing deposits and the 284 bp decrease in the average cost of borrowings from 4.22% to 1.38% as well as the decrease in average borrowings from $14.4 million in the quarter ended March 31, 2008 to $9.8 million in the same period in 2009.

During the three months ended March 31, 2009, the Company increased its expense for loan loss provision slightly from the three months ended March 31, 2008. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income increased $0.2 million in the three months ended March 31, 2009 as compared to the same period in 2008, mainly due to an increase in realized gain on the sale of securities.

Non-interest expense increased $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008.  For the quarter ended March 31, 2009, salaries and employee benefits were $0.3 million higher, reflecting $0.1 million increased cost for post-retirement benefits, $0.1 million in additional wages resulting from the increase in the number of employees following the acquisition of MCSB and annual wage increases in 2008, and higher costs for post-retirement benefits in 2009. Occupancy and equipment costs were $0.1 million higher, and miscellaneous other expenses were higher by $0.1 million, compared to the respective expenses in 2008.  For the quarter ended March 31, 2009, marketing costs were $0.1 million lower than the 2008 level, and in the quarter ended March 31, 2008, the Company incurred $0.2 million in acquisition-related expenses.

M&F BANCORP, INC

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)	2009			2008
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$208,672	$3,280	6.29%	$149,217	$2,569	6.89%
Taxable securities (2)	19,925	220	4.42	26,044	336	5.16
Nontaxable securities (2) (3)	12,173	126	6.27	15,449	157	6.16
Federal funds sold and other interest on short-term investments	3,198	8	1.00	4,808	91	7.57
Total interest earning assets	243,968	3,634	6.05%	195,518	3,153	6.66%
Cash and due from banks	6,055			10,959
Other assets	17,143			15,473
Allowance for loan losses	(2,973)			(1,816)
Total assets	$264,193			$220,134

Liabilities and Equity
Savings deposits	$30,403	$25	0.33%	$27,144	$37	0.55%
Interest-bearing demand deposits	48,687	132	1.08	42,894	224	2.09
Time deposits	104,283	704	2.70	74,233	708	3.82
Total interest-bearing deposits	183,373	861	1.88	144,271	969	2.69
Borrowings	9,837	34	1.38	14,400	152	4.22
Total interest-bearing liabilities	193,210	895	1.85%	158,671	1,121	2.83%
Non-interest-bearing deposits	41,238			34,999
Other liabilities	4,960			4,143
Total liabilities	239,408			197,813
Shareholders' equity	24,785			22,321
Total liabilities and shareholders' equity	$264,193			$220,134

Net interest income		$2,739			$2,032

Tax equivalent adjustment (3)		65			81
Tax equivalent net interest income		$2,804			$2,113
Net interest spread (4)			4.20%			3.83%
Net interest margin (5)		4.60%			4.32%

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

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of loans in the portfolio, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The allowance for loan losses as of March 31, 2009, was $3.0 million or 1.43% of total loans outstanding, compared with 1.42% of total loans outstanding as of December 31, 2008. Management makes a quarterly assessment of the Company’s delinquency ratios, charge-off history, and the composition of loans in the portfolio, as well as the impact of certain loans achieving nonaccrual status as of the end of the period.  Management also considers nonperforming assets and total classified assets in establishing the allowance for loan losses. Residential mortgage loans comprised 26.0% of the total loans outstanding at March 31, 2009.  The Company’s seven year history of realized losses in residential mortgages is 14 bp.   As of March 31, 2009, 41.0% of the total loans outstanding were commercial loans within a unique market in which the Company has specialized lending expertise. The Company’s seven year history of realized losses in this market to the average commercial loans outstanding during that period is 1 bp.

The allowance for loan losses is maintained at a level considered by management to be sufficient to absorb loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of a provision for loan losses and recoveries of previous charge-offs, and decreased by loans charged off.

M&F BANCORP, INC

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

As of March 31, 2009, loans totaling $10.4 million were classified as impaired, of which $5.6 million were classified as “Troubled Debts”.  The Troubled Debts were restructured during 2008 and represent loans to two borrowers. Of the $3.0 million allowance for loan losses as of March 31, 2009, $0.2 million is specifically reserved for these loans. The majority of the Company’s nonperforming assets are secured by real estate collateral, which management believes mitigates the Company’s exposure to losses as compared to those loans that are unsecured or collateralized with other types of assets.  All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded.  If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly.

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

For additional information regarding the allowances for loan losses for the quarter ended March 31, 2009 see Note 5 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.

For additional information regarding nonperforming assets as of March 31, 2009 and December 31, 2008, see Note 4 to the Consolidated Financial Statements.

Non-accrual loans increased from $4.6 million as of December 31, 2008 to $4.9 million as of March 31, 2009.  Management will continue to monitor all non-accrual loan relationships to identify any improvements or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral. Management considers the allowance for loan losses of $3.0 million as of March 31, 2009 to be sufficient to cover the probable loan losses inherent in its loan portfolio.

No loans were restructured during the three month periods ended March 31, 2009 and March 31, 2008.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities with remaining stated maturities of less than one year divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, available borrowing capacity from the FHLB of Atlanta, and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”) which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  As of March 31, 2009, the Company had $36.8 million in deposits through this program, of which five deposits totaling $26.0 million mature in November 2009.

M&F BANCORP, INC

There is no guarantee that the Company will be able to maintain or replace these deposits.  The Company has access to other funding sources if these deposits are not retained.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. As of March 31, 2009, the regulatory capital levels of the Bank are as indicated below:

(Unaudited)	March 31, 2009

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$26,351	11.20%	$18,831	8.00%	$23,538	10.00%
The Bank	$26,496	11.29%	$18,778	8.00%	$23,472	10.00%

Tier 1 (to risk weighted assets)
The Company	$23,409	9.95%	$9,415	4.00%	$14,123	6.00%
The Bank	$23,562	10.04%	$9,389	4.00%	$14,083	6.00%

Tier 1 (to Average total assets)
The Company	$23,409	8.84%	$10,594	4.00%	$13,243	5.00%
The Bank	$23,562	8.92%	$10,568	4.00%	$13,210	5.00%

The Company has recalculated its capital ratios as of December 31, 2008, based on its review of the regulatory guidance for the calculation of disallowed deferred tax assets.  The following table shows these updated capital ratios as of December 31, 2008:

(Unaudited)	December 31, 2008

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$26,094	11.02%	$18,946	8.00%	$23,683	10.00%
The Bank	$26,189	11.07%	$18,918	8.00%	$23,647	10.00%

Tier 1 (to risk weighted assets)
The Company	$23,134	9.77%	$9,473	4.00%	$14,210	6.00%
The Bank	$23,233	9.82%	$9,459	4.00%	$14,188	6.00%

Tier 1 (to Average total assets)
The Company	$23,134	8.84%	$10,462	4.00%	$13,078	5.00%
The Bank	$23,233	8.89%	$10,448	4.00%	$13,060	5.00%

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

M&F BANCORP, INC
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

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

Not applicable.

Item 1a – Risk Factors

There were no material changes in the risk factors as previously disclosed in Item 1A to Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

Not applicable.

Item 6 — Exhibits

Exhibit No.	Exhibit Description
Exhibit (3) (i)	Articles of Incorporation of the Company incorporated by reference to Exhibit (3) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.
Exhibit (3) (ii)
Amended Articles of Incorporation of the Company, adopted by the Shareholders of the Company on May 3, 2000, incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit (3) (iii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.
Exhibit (10) (i)	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

M&F BANCORP, INC

Exhibit (10) (ii)
Agreement and Plan of Reorganization and Merger by and among the Company, the Bank and MCSB, dated August 9, 2007, incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on August 10, 2007.

Exhibit (31) (i)	Certification of Kim D. Saunders.
Exhibit (31) (ii)	Certification of Lyn Hittle.
Exhibit (32)	Certification pursuant to 18 U.S.C 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
Date:	May 13, 2009	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	May 13, 2009	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer