Form 10-Q
period 2009-06-30
M&F BANCORP INC /NC/
filed 2009-08-14
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission file number 000-27307

North Carolina		56-1980549
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd., Durham, NC 27707-2800
(Address of Principal Executive Offices)

(919) 687-7800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  ⁭                 Accelerated filer  ☐                    Non-accelerated filer  ☐                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 11, 2009, there were 2,031,337 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC

Table of Contents

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$16,182	$13,776
Investment securities available for sale, at fair value	22,111	32,503
Other invested assets	747	1,613
Loans	212,724	208,411
Allowances for loan losses	(3,156)	(2,962)
Loans, net	209,568	205,449
Interest receivable	992	1,278
Bank premises and equipment, net	4,750	4,973
Cash surrender value of bank-owned life insurance	5,400	5,298
Other real estate owned	1,175	1,175
Deferred tax assets and taxes receivable, net	4,018	4,272
Other assets	1,019	1,281
TOTAL ASSETS	$265,962	$271,618
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$178,479	$176,585
Noninterest-bearing deposits	39,486	39,982
Total deposits	217,965	216,567
Other borrowings	5,893	25,046
Other liabilities	5,681	5,686
Total liabilities	229,539	247,299
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common stock, no par value, 10,000,000 shares authorized as of June 30, 2009 and 5,000,000 authorized as of December 31, 2008; 2,031,337 shares issued and outstanding as of June 30, 2009 and December 31, 2008.	8,732	8,732
Preferred stock- Series A, $1000 liquidation value, 11,735 shares issued and outstanding as of June 30, 2009, no shares issued or outstanding as of December 31, 2008	11,717	-
Retained earnings	17,300	16,972
Accumulated other comprehensive loss	(1,326)	(1,385)
Total stockholders' equity	36,423	24,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$265,962	$271,618

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2009	2008	2009	2008
Interest income:
Loans, including fees	$3,254	$3,274	$6,534	$5,803
Investment securities, including dividends
Taxable	149	323	369	659
Tax-exempt	109	156	235	313
Other	3	109	11	200
Total interest income	3,515	3,862	7,149	6,975
Interest expense:
Deposits	745	1,019	1,608	1,990
Borrowings	12	235	46	388
Total interest expense	757	1,254	1,654	2,378
Net interest income	2,758	2,608	5,495	4,597
Less provision for loan losses	122	45	181	63
Net interest income after provision for loan losses	2,636	2,563	5,314	4,534
Noninterest income:
Service charges	429	464	852	808
Rental income	31	86	100	147
Cash surrender value of life insurance	54	50	102	99
Realized gain on sale of securities	47	-	109	5
Realized gain (loss) on sale of real estate owned	14	-	15	(3)
Impairment of other assets	(74)	-	(74)	-
Other income	21	23	18	20
Total noninterest income	522	623	1,122	1,076
Noninterest expense:
Salaries and employee benefits	1,607	1,652	3,109	2,869
Occupancy and equipment	428	830	917	1,209
Directors fees	90	64	174	136
Marketing	66	233	108	398
Professional fees	257	373	501	711
Information technology	149	279	304	452
Acquisition-related expenses	-	21	-	198
Other	414	409	773	688
Total noninterest expense	3,011	3,861	5,886	6,661
Income (loss) before income taxes	147	(675)	550	(1,051)
Income tax expense (benefit)	15	(282)	114	(456)
Income (loss) before extraordinary gain from acquisition	132	(393)	436	(595)
Extraordinary gain, bargain purchase from acquisition	-	41	-	1,816
Net income (loss)	$132	$(352)	$436	$1,221
Less preferred stock dividends	(7)	-	(7)	-
Net income (loss) available to common stockholders	$125	$(352)	$429	$1,221
Basic and diluted earnings (loss) per share of common stock:
Income (loss) before extraordinary gain from acquisition	$0.06	$(0.19)	$0.21	$(0.32)
Extraordinary gain, bargain purchase from acquisition	-	0.02	-	0.97
Net income (loss)	$0.06	$(0.17)	$0.21	$0.65
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	1,864,190

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)					Accumulated
	Number				Other
	of	Common	Preferred	Retained	Comprehensive
(Dollars in thousands)	Shares	Stock	Stock	Earnings	Loss	Total

Balances as of January 1, 2008	1,685,646	$5,901	-	$16,459	$(358)	$22,002
Comprehensive income:
Net income			-	1,221		1,221
Other comprehensive loss					(162)	(162)
Total comprehensive income						1,059
Acquisition of Mutual Community
Savings Bank, Inc., SSB ("MCSB")	345,691	2,831				2,831
Dividends declared ($0.10 per share)			-	(184)		(184)
Balances as of June 30, 2008	2,031,337	$8,732	$-	$17,496	$(520)	$25,708

Balances as of January 1, 2009	2,031,337	$8,732	$-	$16,972	$(1,385)	$24,319
Issuance of preferred stock, net of issuance costs of $0.018			11,717			11,717
Comprehensive income:
Net income				436		436
Other comprehensive income					59	59
Total comprehensive income						495
Dividends declared on preferred stock				(7)		(7)
Dividends declared on common stock ($0.05 per share)			-	(101)		(101)
Balances as of June 30, 2009	2,031,337	$8,732	$11,717	$17,300	$(1,326)	$36,423
See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$436	$1,221
Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary gain, bargain purchase from acquisition	-	(1,816)
Provision for loan losses	181	63
Depreciation and amortization	306	517
Amortization of premiums/discounts on investments, net	6	6
Purchase accounting amortization and accretion, net	(17)	(9)
Deferred loan origination fees and costs, net	(72)	10
Impairment of other assets	74	-
Gains on sale of available for sale securities	(109)	(5)
Increase in cash surrender value of life insurance	(102)	(99)
Changes in:
Accrued interest receivable and other assets	664	(74)
Other liabilities	(5)	(1,003)
Net cash provided by (used in) operating activities	1,362	(1,189)
Cash flows from investing activities:
Cash received in acquisition of MCSB, net	-	13,916
Activity in available-for-sale securities:
Sales	6,559	-
Maturities, prepayments and calls	4,319	8,493
Principal collections	3,660	1,451
Purchases	(3,082)	(1,072)
Net increase in loans	(4,211)	(8,663)
Purchases of bank premises and equipment	(83)	(126)
Proceeds from sale of other assets	28	-
Proceeds from sale of real estate owned	-	3
Net cash provided by investing activities	7,190	14,002
Cash flows from financing activities:
Net increase (decrease) in deposits	1,398	(2,002)
Net change in federal funds purchased	-	(10,000)
Net decrease from other borrowings	(19,153)	(36)
Issuance of preferred stock, net of issuance costs of $0.018	11,717	-
Cash dividends	(108)	(184)
Net cash used in financing activities	(6,146)	(12,222)
Net increase in cash and cash equivalents	2,406	591
Cash and cash equivalents as of the beginning of the period	13,776	18,172
Cash and cash equivalents as of the end of the period	$16,182	$18,763
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,562	$2,132
Income taxes	96	130
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

Reclassification—Certain amounts in the Consolidated Financial Statements for the three and six months ended June 30, 2008 have been reclassified to conform to the 2009 presentation. These reclassifications have had no impact on reported amounts of net income.

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

The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009, with earlier application permitted.  The Company does not expect the adoption of SFAS No. 132(R)-1 to have a significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company has adopted SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. This standard will change our accounting treatment for business combinations on a prospective basis.

M&F BANCORP, INC

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

The FASB issued FASB Statement 165, Subsequent Events (“ASC 855”, Subsequent Events) (“FAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. GAAP. Prior to the issuance of ASC 855, these requirements were included in the auditing standards in AICPA AU section 560, Subsequent Events. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. ASC 855 is effective prospectively for interim or annual reporting periods ending after June 15, 2009. ASC 855 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or were available to be issued. Entities must also disclose the nature and financial statement effect of non-recognized subsequent events if the omission of such disclosure would cause the financial statements to be misleading. If an entity cannot estimate the financial statement effect of these events, that fact should be disclosed along with the nature of each event. The Company has adopted FAS 165, and a new disclosure is included herein (Note 13).

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”), which replaced SFAS No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP to be applied by nongovernmental entities, in addition to rules, interpretative releases, and Staff Accounting Bulletins of the Securities and Exchange Commission (“SEC”).  This standard will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The FASB will not issue new standards in the form of Statements, Staff Positions, or Emerging Issues Task Force Abstracts, and will not consider Accounting Standards updates as authoritative.  FASB SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which became effective in November 2008, identified sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP, with a hierarchy for users to apply.  With the effective date of the Codification, all of its content will carry the same level of authority, and the Hierarchy will be modified to include only two levels of U.S. GAAP:  authoritative and non-authoritative, effectively superseding SFAS No. 162.  The adoption of SFAS 168 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On April 9, 2009, the FASB issued as final the following three staff positions related to mark-to-market accounting and accounting for impaired securities, all of which were adopted by the Company as of the effective date of June 15, 2009:

•
FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”), provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  Additionally, FSP No. 157-4 provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 stresses that even though there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used to measure the fair value of the asset or liability, the main objective of fair value accounting measurements remains the same.  As defined by the FSP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date under current market conditions.  Additionally, FSP No. 157-4 amends FASB Statement No. 157’s required disclosures.  The adoption of FSP No. 157-4 did not have a material effect on the Company’s consolidated financial position or results of operations.

M&F BANCORP, INC

•
FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”), amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods.  The adoption of FAS No. 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial position or results of operations, although new disclosures as required by FAS No. 107-1 and APB 28-1 are included herein (Note 10).

•
FASB Staff Position No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. 115-2 and 124-2”), amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in debt and equity securities in the financial statements.  FSP No. 115-2 and 124-2 does not amend existing recognition and measurement criteria related to other-than-temporary impairment.  FSP No. 115-2 and 124-2 requires that unless there is an intent or requirement to sell a debt security, only the amount of the estimated credit loss is recorded through earnings, while the remaining mark-to-market loss is recognized as a component of equity through other comprehensive income.  Additionally, FSP No. 115-2 and 124-2 enhances required disclosures of existing guidelines.  The adoption of FSP No. 115-2 and 124-2 did not have a material effect on the Company’s consolidated financial position or results of operations, although new disclosures as required by FSP No. 115-2 and 124-2 are included herein (Note 11).

In April 2009, the SEC issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.” SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a significant impact on the Company’s financial condition or results of operations. SAB 111 was adopted by the Company as of the effective date of June 15, 2009

2.	Preferred Stock--U.S. Treasury Department’s Capital Purchase Program

Under the Emergency Economic Stabilization Act of 2008, as amended, the U.S. Treasury Department (the “Treasury”) implemented the Troubled Asset Relief Program, of which the Capital Purchase Program (“CPP”) is a part. Under the CPP, certain U.S. qualifying financial institutions may sell senior preferred stock and warrants to the Treasury. Eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 5% of the institution’s risk-weighted assets.  In order to participate in the CPP, the Company’s stockholders approved an amendment to the Company’s articles of incorporation to authorize the issuance of shares of preferred stock.

The Treasury has discretion to exempt certain financial institutions from having to issue warrants.  The Treasury elected to exercise its discretion in favor of those financial institutions that are certified as Community Development Financial Institutions (“CDFI”), and for whom the CPP investment is $50 million or less. Accordingly, because the Bank is a CDFI, the Company was exempted from issuing warrants.

In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”), constituting 5% of the Company’s risk-weighted assets. As a condition of the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until the earlier of June 2012 or until the Treasury no longer owns any of the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to the Company’s common stock and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividends with respect to stock of common stock or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). Further, the company is restricted from increasing its quarterly dividends on its common stock above $.05 per share.  The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock, and certain rights to vote to elect two directors to the Board of the Company. Prior to June, 2012, the Series A Preferred Stock may only be redeemed with the proceeds from one or more qualified equity offerings of at least $2.9 million. The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

M&F BANCORP, INC

The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements.

The difference between the initial value allocated to the Series A Preferred Stock of $11.717 million and the liquidation value of $11.735 million will be charged to professional fees and accreted to preferred stock over the first five years of the contract. Thus, at the end of the five year accretion period, the preferred stock balance will equal the liquidation value of $11.735 million.

3.	Acquisition of Mutual Community Savings Bank (“MCSB”)

The following pro-forma information, for the three and six months ended June 30, 2008, reflects the Company’s estimated consolidated results of operations as if the acquisition of MCSB occurred at January 1, 2008, unadjusted for any anticipated cost savings resulting from the acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

(Unaudited)	Pro Forma Consolidated
	Results of Operations
	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2008	2008
(Dollars in thousands, except per share data)

Net interest income	$2,535	$4,926
Provision for loan losses	49	223
Noninterest income	654	3,001
Noninterest expense	3,858	7,913
Tax benefit	(290)	(463)
Net (loss) income after taxes and before extraordinary gain	(428)	254
Extraordinary gain, bargain purchase	41	1,816
Net (loss) income	$(387)	$2,070

(Loss) Income per share of common stock before extraordinary gain:
Basic and diluted	$(0.21)	$0.14

(Loss) Income per share of common stock after extraordinary gain:
Basic and diluted	$(0.19)	$1.11

Weighted average shares of common stock:
Basic and diluted	2,031,337	1,864,190

4.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the reporting periods. Diluted earnings per share computations are based upon the weighted average number of shares outstanding during each reporting period plus the dilutive effect of outstanding stock options. The Company had 25,200 options outstanding as of June 30, 2009 and 2008.  Options outstanding were anti-dilutive for the three and six month periods ended June 30, 2009 and June 30, 2008.

M&F BANCORP, INC

(Unaudited)	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average shares	2,031,337	2,031,337	2,031,337	1,864,190
Effect of dilutive stock options	-	-	-	-

Dilutive potential average common shares	2,031,337	2,031,337	2,031,337	1,864,190

Earnings (loss) per share before extraordinary gain
Basic and diluted	$0.06	($0.19)	$0.21	($0.32)

Earnings (loss) per share after extraordinary gain
Basic and diluted	$0.06	($0.17)	$0.21	$0.65

5.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina which include Raleigh, Durham, Charlotte, Winston-Salem, and Greensboro.  The Company’s loans, classified by type are as follows:

(Unaudited)	June 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$8,851	4.16%	$9,035	4.34%
Real estate construction	11,618	5.46	7,877	3.78
Consumer	2,647	1.24	3,686	1.77
Commercial real estate	139,289	65.49	141,512	67.90
Consumer real estate mortgage	45,991	21.62	45,297	21.73
Other	4,328	2.03	1,004	0.48
	$212,724	100.00%	$208,411	100.00%

Nonperforming assets were as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
	(Unaudited)
Loans contractually past due 90 days or more and/or on nonaccrual status
Commercial	$2,024	$233
Real estate construction	1,716	1,001
Consumer	7	8
Commercial real estate	4,150	1,285
Consumer real estate mortgage	2,577	2,079
Total nonaccrual loans	10,474	4,606
Other real estate owned	1,175	1,175
Total nonperforming assets	$11,649	$5,781

Nonperforming assets to:
Loans outstanding at end of period	5.48%	2.77%
Total assets at end of period	4.38	2.13
Allowance for loan losses as a percent of nonperforming assets	27.09	51.24

(1) See Summary of Significant Accounting Policies for a discussion of the Company's process for classifying loans on nonaccrual status.

M&F BANCORP, INC

Allowances for Loan Losses

Allowances for loan losses consisted of the following:

	As of and for the Six Months
(Unaudited)	Ended June 30,
	2009		2008
(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$2,962		$1,897
Adjustment for loans acquired	-		681
Loans charged off:
Commercial	-		2
Consumer	1		1
Consumer real estate mortgage	1		-
Other	28		31
Total charge-offs	30		34
Recoveries of loans previously charged off:
Commercial	$18		$-
Consumer	12		1
Consumer real estate mortgage	4		6
Other	9		4
Total recoveries	43		11
Net loans (recovered) charged off	(13)		23
Provision for loan losses	181		63
Ending balance	$3,156	(1)	$2,618
(1) The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in Other Liabilities.

6.	Common Stock Dividends

On April 6, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share to all stockholders of record as of April 17, 2009, which was paid on April 24, 2009.  The dividend was accrued as of the April 6 declaration date and, accordingly, reduced stockholders equity by approximately $0.05 million in the second quarter of 2009.  On June 23, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.025 per share to all stockholders of record as of July 9, 2009, which was paid on July 16, 2009.  The dividend was accrued as of the June 23, 2009 declaration date and, accordingly, reduced stockholders equity by approximately $0.05 million in the second quarter of 2009.

7.	Other Asset Impairment

The Company periodically evaluates investments in non-marketable securities, included in other assets on the Balance Sheets, for any impairment which would be deemed other than temporary.  As part of its evaluation, and based on information received from the trust company in which the Company had a recorded value of $0.2 million, the Company determined the fair value of the other asset was less than the recorded value and that the decline in fair value was not temporary in nature.  As a result, the Company recorded a charge to earnings, reflected in “other income” on the accompanying Consolidated Statements of Income.  This charge to earnings of $0.1 million was recorded during the three and six months ended June 30, 2009.

8.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan (the “Cash Balance Plan”) for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan (the “SERP Plan”) that provides benefits to certain current and former executives. The Company had not made any contributions during the three and six months ended June 30, 2009 and June 30, 2008.

M&F BANCORP, INC

The Company provides post-retirement benefits to certain former executive officers.  In 2008, a liability of $0.2 million was established to record certain split-dollar insurance contract benefits to specified current and former executive officers. As of June 30, 2009, the amount of this liability was $0.2 million and is reflected in Other Liabilities.

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended June 30, 2009 and 2008 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008
Service cost	$28	$27	$28	$29	$56	$56
Interest cost	63	62	-	-	63	62
Expected return on plan assets	(50)	(76)	-	-	(50)	(76)
Amortization of net loss	45	4	1	1	46	5
Net periodic cost	$86	$17	$29	$30	$115	$47

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the six months ended June 30, 2009 and 2008 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008
Service cost	$57	$54	$57	$58	$114	$112
Interest cost	127	125	-	-	127	125
Expected return on plan assets	(101)	(151)	-	-	(101)	(151)
Amortization of net loss	91	7	2	2	93	9
Net periodic cost	$174	$35	$59	$60	$233	$95

9.	Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders.  The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

	For the Six Months Ended
(Unaudited)	June 30,
(Dollars in thousands)	2009	2008
Net income	$436	$1,221
Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale, net	204	(258)
Reclassification adjustments for gains
included in income before income tax expense	(109)	(5)
Other comprehensive income (loss) before tax expense	95	(263)
Less: Changes in deferred income taxes related to change in unrealized
gains on securities available for sale	36	(101)
Other comprehensive income (loss), net of taxes	59	(162)
Total comprehensive income	$495	$1,059

M&F BANCORP, INC

10.	Fair Value Measurement

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

Estimated fair values have been determined by the Company using the best available data and an estimation methodology suitable for each category of financial instruments.  Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts.  There may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets.

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

For cash and cash equivalents, including cash and due from banks and federal funds sold, the recorded book values of $16.2 million and $13.8 million as of June 30, 2009 and December 31, 2008 respectively, approximate fair values.  Securities available-for-sale are recorded at fair value on a recurring basis. The estimated fair values of demand deposits are, by definition, equal to the amount payable on the demand deposit at the reporting dates.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these assets and liabilities at June 30, 2009.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.  The Company has Level 2 securities at June 30, 2009.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company has Level 3 assets and liabilities at June 30, 2009.

M&F BANCORP, INC

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

Other invested assets:  Other invested assets is comprised of stock in the Federal Home Loan Bank of Atlanta.  The fair value approximates the carrying value.

Other real estate owned:  Other real estate owned, consisting principally of foreclosed loans, are adjusted to fair value, less estimated costs to sell, upon transfer of the loans to other real estate owned.  Subsequently, these foreclosed assets in other real estate owned are carried at the lower of the carrying value or the fair value, less costs to sell.  Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral.  The Company records the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

(Unaudited)		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Available for sale securities	$22,111	$-	$22,111	$-
Other invested assets	747	-	747	-
Non-recurring:
Other invested assets	92	-	-	92
Other real estate owned	1,175	-	-	1,175
Impaired loans	10,474	-	-	10,474
Total	$34,599	$-	$22,858	$11,741

The changes in the Company’s Level 3 assets are listed below:

(Unaudited)	Other invested assets	Other real estate owned	Impaired loans
(Dollars in thousands)
Beginning balance (December 31, 2008)	$166	$1,175	$4,605
Transfers in	-	-	6,384
Other than temporary impairment	(74)	-	-
Transfers out (payments/deletions)	-	-	(515)
Ending Balance (June 30, 2009)	$92	$1,175	$10,474

The Company discloses estimated fair value for its significant financial instruments in accordance with SFAS 107, Disclosures about Fair Value of Financial Instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The methodologies for other financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below.

Cash and Cash Equivalents:  The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Other Invested Assets:  The carrying value of other invested assets approximates fair value based on redemption provisions.

M&F BANCORP, INC

Loans (other than impaired loans): Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, residential mortgage, and other consumer.  Each loan category is further segmented into groups by fixed and adjustable rate interest terms and by performing and non-performing categories.

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

Deposits  The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to the carrying amount.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

Borrowings:  The fair value of borrowings is based on the discounted value of estimated cash flows.  The discounted rate is estimated using market rates currently offered for similar advances or borrowings.

Off-Balance Sheet Instruments:  Since the majority of the Company’s off-balance sheet instruments consist of non-fee-producing, variable rate commitments, the Company has determined they do not have a distinguishable fair value.

As of June 30, 2009 and December 31, 2008, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	June 30, 2009		December 31, 2008
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$16,182	$16,182	$13,776	$13,776
Marketable securities	22,111	22,111	32,503	32,503
Other invested assets	747	747	1,613	1,613
Loans, net of allowances for loan losses	209,568	214,610	205,449	209,780
Accrued interest receivable	992	992	1,278	1,278
Liabilities:
Deposits	$217,965	$218,742	$216,567	$217,971
Other borrowings	5,893	5,276	25,046	24,793
Accrued interest payable	435	435	343	343

M&F BANCORP, INC

11.	Investments

Investment securities represent the second largest component of earning assets.  The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized debt securities and municipal bonds, all of which are classified as available for sale.  The available for sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth.  Securities available for sale are carried at their fair value, and the mark-to-market adjustment was a $0.2 million unrealized gain as of June 30, 2009 and $0.1 million unrealized gain as of December 31, 2008.  After considering applicable tax benefits, the mark-to-market adjustment increased stockholders’ equity by $0.1 million at June 30, 2009, and decreased stockholders’ equity by $0.1 million at December 31, 2008.  Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available for sale securities.

On June 30, 2009 and December 31, 2008, the recorded value of investments totaled $22.1 million and $32.5 million, respectively.  Other invested assets include Federal Home Loan Bank of Atlanta (“FHLB”) stock with a carrying value of $0.8 million and $1.6 million as of June 30, 2009 and December 31, 2008, respectively.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary.  The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities at the dates indicated.

	As of
	June 30,	December 31,
	2009	2008
(Dollars in thousands)
Available for sale
U.S. agency securities	$967	$8,365
Municipal bonds	9,806	12,275
Mortgage-backed securities	11,338	11,863
	$22,111	$32,503

M&F BANCORP, INC

The following table reflects the debt securities by contractual maturities as of June 30, 2009 and December 31, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

(Dollars in thousands)	As of June 30, 2009		As of December 31, 2008
(Unaudited)	Fair Value	Average Yield	Fair Value	Average Yield
U.S. agency securities
Due within one year	$-	-%	$3,076	5.84%
Due after one year through five years	-	-	2,295	4.73
Due after five years through ten years	967	5.00	2,994	5.22
Due after ten years	-	-	-	-
Total U.S. agency securities	$967	5.00%	$8,365	5.31%
Municipal bonds (1)
Due within one year	$349	5.42%	$937	6.60%
Due after one year through five years	2,222	5.71	1,708	6.09
Due after five years through ten years	4,835	6.11	7,116	6.58
Due after ten years	2,400	5.80	2,514	6.09
Total municipal bonds	$9,806	5.93%	$12,275	6.00%
Mortgage-backed securities
Due within one year	$-	-%	$-	-%
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	609	4.91
Due after ten years	11,338	5.29	11,254	5.56
Total mortgage-backed securities	$11,338	5.29%	$11,863	5.53%
(1) Tax equivalent yield based on a blended federal and state tax rate of 38.55%.

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
(Unaudited)
June 30, 2009
Available for sale:
U.S. agency securities	$1,000		$(33)	$967
Municipal bonds	9,802	132	(128)	9,806
Mortgage-backed securities	11,077	289	(28)	11,338

Total at June 30, 2009	$21,879	$421	$(189)	$22,111

December 31, 2008
Available for sale:
U.S. agency securities	$8,331	$87	$(53)	$8,365
Municipal bonds	12,335	175	(235)	12,275
Mortgage-backed securities	11,701	259	(97)	11,863

Total at December 31, 2008	$32,367	$521	$(385)	$32,503

M&F BANCORP, INC

As of June 30, 2009 and December 31, 2008, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Unaudited)
June 30, 2009
Available for sale:
U.S. agency obligations	$967	($33)	$26	$-	$994	($33)
Municipal bonds and other	1,930	(10)	2,722	(118)	4,652	(128)
Mortgage-backed securities	827	(3)	356	(25)	1,183	(28)
Total at June 30, 2009	$3,724	($46)	$3,105	($143)	$6,829	($189)

December 31, 2008
Available for sale:
U.S. agency obligations	$2,994	($53)	$-	$-	$2,994	($53)
Municipal bonds and other	1,691	(51)	2,380	(184)	4,071	(235)
Mortgage-backed securities	1,467	(97)	-	-	1,467	(97)
Total at December 31, 2008	$6,152	($201)	$2,380	($184)	$8,532	($385)

12.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of June 30, 2009 and December 31, 2008, the Company had outstanding loan commitments (including available lines of credit) of approximately $26.3 million and $19.1 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.3 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively. These lines of credit, standby letters of credit, and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit.  As of June 30, 2009 and December 31, 2008, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans.  Available amounts on home equity lines as of June 30, 2009 and December 31, 2008 were approximately $1.9 million and $2.2 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.0 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of June 30, 2009, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $7.6 million from two banks.  The Fed Funds Lines are renewed annually.  Interest rates are stated as variable on a daily basis.  No amounts were outstanding under the Fed Funds Lines as of June 30, 2009. The Company utilizes its Fed Funds Lines periodically.

As of June 30, 2009, the Company has additional borrowing capacity at the FHLB of $12.7 million.

M&F BANCORP, INC

Letters of Credit

In October 2008, the Company secured a $2.0 million letter of credit with FHLB to use as collateral for public deposits.  The letter of credit is secured by the Company’s collateral with FHLB and is renewable annually.

Debt Covenants

The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the acquisition of MCSB. The Line of Credit is secured by Bank stock. On June 26, 2009, the Company repaid in full the outstanding balance on the line of credit ($0.5 million).  The Line of Credit bears an interest rate of Wall Street Journal Prime minus 100 basis points (“bp”).  Interest only is payable until 2010, after which principal and interest become payable annually through the final due date in 2020. The Line of Credit agreement requires the Company to meet certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of June 30, 2009, the Company was not in compliance with some of these requirements, and requested and received an authorization to pay its stockholders a dividend for the second quarter. The Company has requested but not received a waiver from the lender for the covenant violations.

13.	Subsequent Events

The Company evaluated subsequent events through the date of issuance of the financial statements August 14, 2009.  No subsequent events were identified that required recognition in the financial statements.

On August 14, 2009 the Company agreed to sell approximately $3.9 million in residential mortgage loans during the third quarter 2009.  The Company will retain the servicing rights for those mortgages.  A small gain will be recognized in the third quarter 2009.

M&F BANCORP, INC

14.	ITEM 2: Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three and six months ended June 30, 2009, compared with the same period in 2008. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three and Six Month Periods Ended June 30, 2009

Net income from operations improved by $0.5 million for the quarter ended June 30, 2009 to $0.1 million from the loss of $0.4 million (before the extraordinary gain) for the same period in 2008.  Compared with the quarter ended June 30, 2008, net interest income for the quarter ended June 30, 2009 improved 5.8% or $0.2 million, and the net interest margin for the quarter ended June 30, 2009 improved 30 basis points (“bp”).  Other non-interest income decreased $0.1 million, other non-interest expense decreased $0.8 million, and income tax expense increased $0.3 million in the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008.

Net income from operations improved by $1.0 million for the six months ended June 30, 2009 to $0.4 million from a loss from operations of $0.6 million (before the extraordinary gain) for the same period in 2008.  Compared with the six months ended June 30, 2008, net interest income for the six months ended June 30, 2009 improved 19.5% or $0.9 million, and the net interest margin for the six months ended June 30, 2009 improved 38 bp.  Other non-interest income increased slightly, other non-interest expense decreased 11.6% or $0.8 million, and income tax expense increased $0.6 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  Net income for the six months ended June 30, 2009 was $0.4 million, a reduction of $0.8 million from the six months ended June 30, 2008.  Net income for the six months ended June 30, 2008 included a $1.8 million non-recurring extraordinary gain from the bargain purchase price from the acquisition of Mutual Community Savings Bank (“MCSB”).

Selected Financial Data:

(Unaudited)
	As of June 30,
(Dollars in thousands)	2009	2008
Selected Balance Sheet Data
Cash and due from banks	$16,182	$18,763
Securities	22,111	38,697
Gross loans	212,724	197,699
Allowance for loan losses	(3,156)	(2,618)
Total Assets	265,962	272,634
Deposits	217,965	219,327
Borrowings	5,893	23,019
Stockholders' equity	36,423	25,708

M&F BANCORP, INC

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Unaudited)	2009	2008	2009	2008
(Dollars in thousands)
Summary of Operations
Interest income	$3,515	$3,862	$7,149	$6,975
Interest expense	757	1,254	1,654	2,378
Net interest income	2,758	2,608	5,495	4,597
Provision for loan losses	122	45	181	63
Net interest income after provision for loan losses	2,636	2,563	5,314	4,534
Noninterest income	522	623	1,122	1,076
Noninterest expense	3,011	3,861	5,886	6,661
Pre-tax net income (loss) before extraordinary gain	147	(675)	550	(1,051)
Income tax expense (benefit) before extraordinary gain	15	(282)	114	(456)
Extraordinary (loss) gain	-	41	-	1,816
Net income (loss)	132	(352)	436	1,221
Preferred stock dividends	(7)	-	(7)	-
Net income (loss) available to common stockholders	$125	$(352)	$429	$1,221

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Per Share Data
Before extraordinary gain:
Net (loss) income-basic and diluted	$0.06	$(0.19)	$0.21	$(0.32)
After extraordinary gain:
Net income-basic and diluted	$0.06	$(0.17)	$0.21	$0.65
Dividends (1)	0.05	0.05	0.05	0.10
Book value per share	17.93	12.66	17.93	13.79
Average common shares outstanding	2,031,337	2,031,337	2,031,337	1,864,190
Average for the period:
Assets	257,656	277,718	256,374	248,926
Loans	212,454	194,755	212,778	171,986
Deposits	220,970	222,561	218,762	200,915
Stockholders' equity	25,525	26,353	26,443	24,337
Selected Ratios
Before extraordinary gain:
Return (loss) on average assets (annualized)	0.20%	(0.51)%	0.34%	0.98%
Return (loss) on average stockholders' equity (annualized)	2.07	(5.34)	6.60	20.07
Average stockholders' equity to average total assets	9.91	9.49	10.31	9.78

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

Executive Overview

The Company generated the majority of its interest and non-interest income in the first three and six months of 2009 and 2008 from traditional lending and deposit banking services. The Company continued to execute management’s strategy of targeting commercial businesses, diversifying the customer base, and pursuing strategic relationships for deposits.

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

Issuance of Preferred Stock to the United States Treasury (the “Treasury”)

In June 2009, the Company entered into a Securities Purchase Agreement (the "CPP") with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”), constituting 5% of the Company’s risk-weighted assets. As a condition of the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until the earlier of June 2012 or until the Treasury no longer owns any of the Series A Preferred Stock.

Financial Condition

Total assets decreased 2.1%, or $5.6 million, to $266.0 million as of June 30, 2009 from $271.6 million as of December 31, 2008. Cash and cash equivalents increased $2.4 million or 17.5%, to $16.2 million as of June 30, 2009, compared to $13.8 million as of December 31, 2008.  The capital infusion of $11.7 million from the U.S. Treasury’s Capital Purchase Program was received on June 26, 2009.  Investment securities decreased $10.4 million from $32.5 million as of December 31, 2008 to $22.1 million as of June 30, 2009.  During the six months ended June 30, 2009, the Company paid down debt by $19.2 million, increased loans by 2.1% or $4.3 million, and increased deposits by $1.4 million.  Other assets comprised of interest receivable, bank premises and equipment, bank-owned life insurance, other real estate owned, income taxes, and other miscellaneous assets, decreased a total of $0.9 million during the six months ended June 30, 2009.

M&F BANCORP, INC

The entire investment portfolio is classified as available-for-sale and is comprised of investment-grade securities. Securities with a book value of $3.1 million were purchased, securities with a book value of $6.6 million were sold, and securities with a book value of $3.5 million were called during the six months ended June 30, 2009.  Principal payments of $3.6 million were received during the six month period.  Factors affecting the decrease of the investment securities portfolio inlcude loan growth, the interest rates available for reinvesting maturing securities, and changes in the interest rate yield curve.  During 2009, the Company reduced its investment portfolio to fund the organic loan growth and pay down short-term debt.

Deposits increased 0.6%, or $1.4 million, to $218.0 million as of June 30, 2009 from $216.6 million as of December 31, 2008.

Total stockholders’ equity increased to $36.3 million as of June 30, 2009, compared to $24.3 million as of December 31, 2008.  The increase was due to the issuance of preferred stock of $11.7 million, net income of $0.4 million and other comprehensive income of $0.1 million for the six months ended June 30, 2009.  The Company recorded dividends totaling $0.1 million during the six months ended June 30, 2009, which included a preferred stock dividend for the period from June 26, 2009 to June 30, 2009, and two $0.025 per share dividends to common stockholders.

Results of Operations, Three Months Ended June 30, 2009 and 2008

Net income from operations for the three months ended June 30, 2009 increased $0.5 million to $0.1 million from a loss from operations of $0.4 million for the same period in 2008. For the three months ended June 30, 2009 when compared to the same period in 2008, interest income decreased 9.0%, or $0.3 million, and interest expense decreased 39.6%, or $0.5 million, resulting in an overall improvement in net interest income of 5.8%, or $0.2 million.

Interest income on loans increased slightly--average loans outstanding increased to $212.5 million from $194.8 million, partially offset by a decrease in yield to 6.13% from 6.72% for the three months ended June 30, 2009 and 2008, respectively.  Interest income on securities decreased $0.2 million or 46.1%, when comparing the three months ended June 30, 2009 with the same period in 2008, primarily due to the lower average balances as well as lower yields on taxable securities in 2009, partially offset by higher yields on tax exempt securities in 2009. In 2008, several of the higher yielding investments were called by the issuers on call dates, the proceeds of which were utilized to fund organic loan growth.  In addition, in the quarter ended June 30, 2009, the Company sold some of its investments at a gain, the proceeds of which were also used to fund loan growth and paydown debt.

Total interest expense decreased 39.6%, or $0.5 million, for the three months ended June 30, 2009 as compared to the same period in 2008, reflecting a 62 bp decrease from 2.26% to 1.64% in the average cost of interest-bearing deposits, and interest expense on borrowed funds decreased $0.2 million or 94.9% during the three months ended June 30, 2009 from the same period in 2008, primarily due to lower average balances for the three months ending June 30, 2009 of $6.0 million compared to $23.0 million for the same period in 2008.  In addition, the average rate decreased from 4.09% in the quarter ended June 30, 2008 to 0.8% in the quarter ended June 30, 2009.  The Company has made a concerted effort to decrease the use of borrowed funds while closely managing its liquidity in order to maximize its net interest margin in 2009.

During the three months ended June 30, 2009, the Company increased its expense for loan loss provision $0.1 million from the three months ended June 30, 2008, primarily due to the valuation for one restructured loan. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income decreased $0.1 million in the three months ended June 30, 2009 as compared to the same period in 2008, mainly due to the other-than-temporary impairment recorded on the Company’s minority interest in a Trust (Note 7).

M&F BANCORP, INC

Non-interest expense decreased $0.8 million for the three months ended June 30, 2009 as compared to the same period in 2008.  During the three month period ending June 30, 2009 the Company recorded a $0.1 million in expense for the FDIC Special Assessment that will be payable by September 30, 2009.  During the three months ending June 30, 2008 and 2009, the Company recorded expenses for severance benefits for employees being affected by branch closures and other staff reductions of $0.4 million and $0.1 million, respectively.  In the quarter ended June 30, 2008, the Company completed a review of its fixed asset system and recorded a change in estimate of $0.3 million in expense reflected in occupancy and equipment expense. In 2008, the Company had three additional branches, two of the locations were leased, and the related expenses were included in occupancy and equipment, which was reduced by an additional $0.1 million.  Marketing expenses in 2008 included costs of communications to former MCSB customers whose relationships and accounts were transitioned to the Bank with the acquisition of MCSB on March 28, 2008.  In the absence of any additional acquisition communication, marketing expenses were reduced by $0.2 million.  Other expenses in 2008 were higher due to the acquisition of MCSB and related costs, such as professional fees, duplicate core operating systems, and duplicate personnel expenses to ensure the smooth transition of the customer data and accounts.  In 2009, the professional fees and information technology ("IT") expenses were both reduced by $0.1 million.  In the quarter ended June 30, 2009, the impact of cost savings initiatives, headcount reductions, and the absence of additional acquisition activity are reflected in the lower costs.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2009 and 2008
(Unaudited)	2009			2008
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	212,454	$3,254	6.13%	194,755	$3,274	6.72%
Taxable securities (2)	13,214	149	4.51	25,161	323	5.13
Nontaxable securities (2) (3)	4,139	109	6.95	7,931	156	5.19
Federal funds sold and other interest on short-term investments	3,376	3	0.36	9,314	109	4.68
Total interest earning assets	233,183	3,515	5.95%	237,161	3,862	6.47%
Cash and due from banks	4,378			17,639
Other assets	23,151			25,581
Allowance for loan losses	(3,056)			(2,663)
Total assets	$257,656			$277,718
Liabilities and Equity
Savings deposits	$30,047	$19	0.25%	$30,560	$34	0.45%
Interest-bearing demand deposits	48,125	97	0.81	57,688	244	1.69
Time deposits	103,764	629	2.42	92,058	741	3.22
Total interest-bearing deposits	181,936	745	1.64	180,306	1,019	2.26
Borrowings	5,979	12	0.80	22,985	235	4.09
Total interest-bearing liabilities	187,915	757	1.61%	203,291	1,254	2.47%
Non-interest-bearing deposits	39,034			42,255
Other liabilities	5,182			5,819
Total liabilities	232,131			251,365
Stockholders' equity	25,525			26,353
Total liabilities and shareholders' equity	$257,656			$277,718
Net interest income		$2,758			$2,608
Tax equivalent adjustment (3)		56			80
Tax equivalent net interest income		$2,814			$2,688
Net interest spread (4)			4.34%			4.00%
Net interest margin (5)		4.83%			4.53%

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

M&F BANCORP, INC

Results of Operations, Six Months Ended June 30, 2009 and 2008

Net income from operations for the six months ended June 30, 2009 increased $1.0 million to $0.4 million from a loss from operations of $0.6 million for the same period in 2008. For the six months ended June 30, 2009 when compared to the same period in 2008, interest income increased 2.5%, or $0.2 million, and interest expense decreased 30.4%, or $0.7 million, resulting in an improvement in net interest income of 19.5%, or $0.9 million.

Interest income on loans increased 12.6% or $0.7 million--average loans outstanding increased to $212.8 million from $172.0 million, partially offset by a decrease in yield to 6.14% from 6.75% for the six months ended June 30, 2009 and 2008, respectively.  Interest income on securities decreased $0.4 million or 37.9%, when comparing the six months ended June 30, 2009 with the same period in 2008, primarily due to the lower average balances in 2009, partially offset by higher yields on tax exempt securities in 2009. In 2008, several of the higher yielding investments were called by the issuers on call dates, the proceeds of which were utilized to fund organic loan growth.  In addition, in the six months ended June 30, 2009, the Company sold some of its investments at a gain as well as having additional calls, the proceeds of which were also used to fund loan growth and pay down short term debt.

Total interest expense decreased 30.4%, or $0.7 million, for the six months ended June 30, 2009 as compared to the same period in 2008, reflecting a 66 bp decrease from 2.45% to 1.79% in the average cost of interest-bearing deposits, and interest expense on borrowed funds decreased $0.3 million or 88.1% during the six months ended June 30, 2009 from the same period in 2008, primarily due to lower average balances for the six months ending June 30, 2009 of $6.0 million compared to $18.7 million for the same period in 2008.  In addition, the average rate decreased from 4.14% in the first half of 2008 to 1.54% in the first half of 2009.  The Company has made a concerted effort to decrease the use of borrowed funds while closely managing its liquidity in order to maximize its net interest margin in 2009.

During the six months ended June 30, 2009, the Company increased its expense for loan loss provision $0.1 million from the six months ended June 30, 2008, primarily due to the valuation for one restructured loan. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income increased slightly in the six months ended June 30, 2009 as compared to the same period in 2008.  The realized gains on the sales of the investment securities were partially offset by the other-than-temporary impairment recorded on the Company’s minority interest in a Trust (Note 7).

Non-interest expense decreased $0.8 million for the six months ended June 30, 2009 as compared to the same period in 2008.  During the three months ending June 30, 2008 and 2009, the Company recorded expenses for severance benefits for employees being affected by branch closures and other staff reductions of $0.4 million and $0.1 million, respectively.  For the six months ended June 30, 2009 overall salaries and employee benefits increased by $0.2 million compared to the same period in 2008, largely due to the increase in pension costs.  In the six months ended June 30, 2008, the Company completed a review of its fixed asset system and recorded a change in estimate of $0.3 million in expense reflected in occupancy and equipment expense. In the period ending June 30, 2008, the Company had three additional branches, two of which were leased, the expenses for which were included in occupancy and equipment.  Marketing expenses in 2008 included costs of communications to former MCSB customers whose relationships and accounts were transitioned to the Company with the acquisition of MCSB on March 28, 2008.  In the absence of any additional acquisition communication, marketing expenses were reduced by $0.3 million.  Other expenses in 2008 were higher due to the acquisition of MCSB and related costs, such as professional fees, duplicate core operating systems, and duplicate personnel expenses to ensure the smooth transition of the customer data and accounts.  In 2009, the professional fees and IT expenses were reduced by $0.2 million and $0.1 million, respectively.  There were acquisition related miscellaneous costs of $0.2 million in 2008 that were not recorded in 2009.  In the six months ended June 30, 2009, the impact of cost savings initiatives, headcount reductions, and the absence of any further acquisition are reflected in the lower costs.

M&F BANCORP, INC

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)	2009			2008
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	212,778	$6,534	6.14%	171,986	$5,803	6.75%
Taxable securities (2)	18,444	371	4.02	32,795	659	4.02
Nontaxable securities (2) (3)	3,803	233	8.09	8,230	313	5.02
Federal funds sold and other interest on short-term investments	3,732	11	0.59	7,061	200	5.66
Total interest earning assets	238,757	7,149	5.89%	220,072	6,975	6.29%
Cash and due from banks	4,423			14,299
Other assets	16,276			16,795
Allowance for loan losses	(3,082)			(2,240)
Total assets	$256,374			$248,926

Liabilities and Equity
Savings deposits	$30,073	$43	0.29%	$28,852	$71	0.49%
Interest-bearing demand deposits	46,603	229	0.98	50,291	468	1.86
Time deposits	103,029	1,336	2.59	83,145	1,451	3.49
Total interest-bearing deposits	179,705	1,608	1.79	162,288	1,990	2.45
Borrowings	5,968	46	1.54	18,692	387	4.14
Total interest-bearing liabilities	185,673	1,654	1.78%	180,980	2,377	2.63%
Non-interest-bearing deposits	39,057			38,627
Other liabilities	5,201			4,982
Total liabilities	229,931			224,589
Stockholders' equity	26,443			24,337
Total liabilities and shareholders' equity	$256,374			$248,926

Net interest income		$5,495			$4,598

Tax equivalent adjustment (3)		120			161
Tax equivalent net interest income		$5,615			$4,759
Net interest spread (4)			4.11%			3.66%
Net interest margin (5)		4.70%			4.32%

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

M&F BANCORP, INC

Asset Quality

Loan Portfolio and Adequacy of the Allowances for Loan Losses

The allowance for loan losses was calculated based upon an evaluation of pertinent factors underlying the types and qualities of the Company’s loans. Management considers such factors as the repayment status of loans in the portfolio, the estimated net realizable value of the underlying collateral, the borrower’s current ability to repay the loan, current and anticipated economic conditions which might affect the borrower’s ability to repay the loan and the Company’s past statistical history concerning charge-offs. The allowance for loan losses as of June 30, 2009, was $3.2 million or 1.48% of total loans outstanding, compared with 1.42% of total loans outstanding as of December 31, 2008. Management makes a quarterly assessment of the Company’s delinquency ratios, charge-off history, and the composition of loans in the portfolio, as well as the impact of certain loans achieving nonaccrual status as of the end of the period.  Management also considers nonperforming assets and total classified assets in establishing the allowance for loan losses. Residential mortgage loans comprised 21.6% of the total loans outstanding at June 30, 2009.  The Company’s seven year history of realized losses in residential mortgages is 14 bp.   As of June 30, 2009, 40.8% of the total loans outstanding were commercial loans within a unique market in which the Company has specialized lending expertise. The Company’s seven year history of realized losses in this market to the average commercial loans outstanding during that period is 1 bp.

The allowance for loan losses is maintained at a level considered by management to be sufficient to absorb loan losses inherent in the loan portfolio. The allowance is increased by charges to earnings in the form of a provision for loan losses and recoveries of previous charge-offs, and decreased by loans charged off. The provision is calculated to bring the allowance to a level, which according to a systematic process of measurement, reflects the amount management estimates is needed to absorb losses inherent within the portfolio. Loans are charged against the allowance when management determines that a loan is uncollectible based on Bank Board-approved loan policies.  Loans determined to be classified as loss are charged to the allowance at 100% of the remaining principal balance.

As of June 30, 2009, loans totaling $10.4 million were classified as impaired, of which $6.9 million were classified as “Troubled Debts” (“TDRs”).  Of the TDRs, three loans totaling $5.6 million to two borrowers with a combined estimated value of $7.9 million were restructured during 2008 and have an allowance of $0.1 million. The remaining $1.2 million in TDRs, comprised of loans to three borrowers, had a combined estimated value of $1.3 million.  These loans were restructured during the six months ended June 30, 2009.  Of the Company’s nonperforming assets, 80.6% are secured by real estate collateral, which management believes mitigates the Company’s exposure to losses as compared to those loans that are unsecured or collateralized with other types of assets.  All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded.  If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

For additional information regarding the allowances for loan losses for the quarter ended June 30, 2009 see Note 5 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans 90 days or more past due and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.

For additional information regarding nonperforming assets as of June 30, 2009 and December 31, 2008, see Note 5 to the Consolidated Financial Statements.

Non-accrual loans increased from $4.6 million as of December 31, 2008 to $10.5 million as of June 30, 2009, primarily due to three loans to two borrowers, with combined loan balances of $5.6 million (TDRs).  Management continues to monitor all non-accrual

M&F BANCORP, INC

loan relationships to identify any improvements or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral. Management considers the allowance for loan losses of $3.2 million as of June 30, 2009 to be sufficient to cover the probable loan losses inherent in its loan portfolio.

No loans were restructured during the three or six month periods ended June 30, 2008.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities with remaining stated maturities of less than one year divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, available borrowing capacity from the FHLB of Atlanta, and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  As of June 30, 2009, the Company had $37.7 million in deposits through this program, of which five deposits totaling $26.0 million mature in November 2009.  There is no guarantee that the Company will be able to maintain or replace these deposits.  The Company believes it has access to other funding sources if these deposits are not retained.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. As of June 30, 2009, the regulatory capital levels of the Bank are as indicated below:

(Unaudited)	June 30, 2009
			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$37,106	15.45%	$19,214	8.00%	$24,017	10.00%
The Bank	$33,016	13.94%	$18,942	8.00%	$23,677	10.00%

Tier 1 (to risk weighted assets)
The Company	$34,104	14.20%	$9,607	4.00%	$14,410	6.00%
The Bank	$30,056	12.69%	$9,471	4.00%	$14,206	6.00%

Tier 1 (to Average total assets)
The Company	$34,104	13.24%	$10,306	4.00%	$12,883	5.00%
The Bank	$30,056	11.82%	$10,170	4.00%	$12,713	5.00%

M&F BANCORP, INC

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

M&F BANCORP, INC
Item 4 — Submission of Matters to a Vote of Security Holders

On June 9, 2009, at the annual meeting of the Company’s stockholders, the following proposals were voted on:

Proposal 1.

To elect seven people to serve on the Board of Directors of the Company until the 2010 annual meeting of stockholders or until their successors are elected and qualified.

	For	Against or Withheld	Abstentions	Broker Non-votes
Willie T. Closs, Jr.	1,501,060	163,591	-	-
Michael L. Lawrence	1,449,796	214,855	-	-
Joseph M. Sansom	1,526,022	138,629	-	-
Kim D. Saunders	1,495,201	169,450	-	-
Aaron L. Spaulding	1,521,655	142,996	-	-
James H. Speed, Jr.	1,494,994	169,657	-	-
James A. Stewart	1,471,005	193,646	-	-

Proposal 2.

To amend the Articles of Incorporation of the Company to eliminate preemptive rights for stockholders.

For	Against	Abstentions	Broker Non-votes
1,117,660	273,601	12,694	260,696

Proposal 3.

To amend the Articles of Incorporation of the Company to change the authorized number of shares and classes of capital stock of the Company by establishing a class of preferred stock.

For	Against	Abstentions	Broker Non-votes
1,205,909	188,770	9,276	260,696

Proposal 4.

To ratify the appointment of Grant Thornton, LLP as the independent auditor for the Company for the fiscal year ending December 31, 2009.

For	Against	Abstentions	Broker Non-votes
1,588,375	55,647	9,629	-

Proposal 5.

To amend the Articles of Incorporation of the Company to eliminate cumulative voting rights in the election of directors.

For	Against	Abstentions	Broker Non-votes
760,633	628,972	14,350	260,696

Proposal 6.

To amend the Articles of Incorporation of the Company to change the authorized number of shares and classes of capital stock by increasing the number of authorized shares of common stock from five million (5,000,000) to ten million (10,000,000).

For	Against	Abstentions	Broker Non-votes
1,436,993	211,439	16,218	-

Item 5 — Other Information

Not applicable.

M&F BANCORP, INC

Item 6 — Exhibits

Exhibit No.	Exhibit Description
Exhibit 3(i)(a)
Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)
Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)
Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)
Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.
Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.
Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on June 26, 2009.
Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.
Exhibit 10(ii)
Letter Agreement and certain side letters, all dated June 26, 2009 between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.
Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.
*management contracts and compensatory arrangements

M&F BANCORP, INC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
Date:	August 14, 2009	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	August 14, 2009	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer