Form 10-Q
period 2009-09-30
M&F BANCORP INC /NC/
filed 2009-11-10
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
As of November 10, 2009, there were 2,031,337 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC

i

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1- Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Cash and cash equivalents	$19,476	$13,776
Investment securities available for sale, at fair value	20,068	32,503
Other invested assets	747	1,613
Loans	208,114	208,411
Allowances for loan losses	(3,540)	(2,962)
Loans, net	204,574	205,449
Interest receivable	1,022	1,278
Bank premises and equipment, net	4,679	4,973
Cash surrender value of bank-owned life insurance	5,449	5,298
Other real estate owned	2,176	1,175
Deferred tax assets and taxes receivable, net	3,715	4,272
Other assets	1,568	1,281

TOTAL ASSETS	$263,474	$271,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Interest-bearing deposits	$175,753	$176,585
Noninterest-bearing deposits	39,536	39,982
Total deposits	215,289	216,567
Other borrowings	5,874	25,046
Other liabilities	5,515	5,686
Total liabilities	226,678	247,299

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000,000 shares authorized as of September 30, 2009 and 5,000,000 authorized as of December 31, 2008; 2,031,337 shares issued and outstanding as of September 30, 2009 and December 31, 2008.	8,732	8,732
Preferred stock- Series A, $1000 liquidation value, 11,735 shares issued and outstanding as of September 30, 2009, no shares issued or outstanding as of December 31, 2008	11,718	-
Retained earnings	17,387	16,972
Accumulated other comprehensive loss	(1,041)	(1,385)
Total stockholders' equity	36,796	24,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,474	$271,618

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2009	2008	2009	2008
Interest income:
Loans, including fees	$3,344	$3,451	$9,878	$9,255
Investment securities, including dividends
Taxable	95	143	330	456
Tax-exempt	133	325	502	983
Other	7	28	18	228
Total interest income	3,579	3,947	10,728	10,922
Interest expense:
Deposits	659	890	2,267	2,880
Borrowings	12	227	57	614
Total interest expense	671	1,117	2,324	3,494
Net interest income	2,908	2,830	8,404	7,428
Less provision for loan losses	623	137	804	200
Net interest income after provision for loan losses	2,285	2,693	7,600	7,228
Noninterest income:
Service charges	445	501	1,297	1,309
Rental income	60	79	160	226
Cash surrender value of life insurance	49	58	151	157
Realized gain on sale of loan	14	-	14	-
Realized gain on sale of securities	31	56	140	61
Realized gain on sale of real estate owned	2	3	17	-
Impairment of other assets	(14)	-	(88)	-
Other (loss) income	(1)	-	17	20
Total noninterest income	586	697	1,708	1,773
Noninterest expense:
Salaries and employee benefits	1,240	1,448	4,349	4,317
Occupancy and equipment	385	578	1,302	1,787
Directors fees	74	68	248	205
Marketing	36	59	144	457
Professional fees	193	346	694	1,057
Information technology	199	182	503	635
Acquisition-related expenses	-	150	-	348
Other	331	537	1,105	1,223
Total noninterest expense	2,458	3,368	8,345	10,029
Income (loss) before income taxes	413	22	963	(1,028)
Income tax expense (benefit)	125	(40)	239	(496)
Income (loss) before extraordinary gain from acquisition	288	62	724	(532)
Extraordinary gain, bargain purchase from acquisition	-	31	-	1,848
Net income	$288	$93	$724	$1,316
Preferred stock dividends	(101)	-	(156)	-
Net income available to common stockholders	$187	$93	$568	$1,316

Basic and diluted earnings (loss) per share of common stock:
Income (loss) before extraordinary gain from acquisition	$0.09	$0.03	$0.28	$(0.28)
Extraordinary gain, bargain purchase from acquisition	-	0.02	-	0.96
Net income	$0.09	$0.05	$0.28	$0.68
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	1,920,312
Dividends per share of common stock	$0.025	$0.050	$0.075	$0.150

See notes to consolidated financial statements.

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)					Accumulated
	Number				Other
	of	Common	Preferred	Retained	Comprehensive
(Dollars in thousands)	Shares	Stock	Stock	Earnings	(Loss) Income	Total

Balances as of January 1, 2008	1,685,646	$5,901	-	$16,459	$(358)	$22,002
Comprehensive income:
Net income			-	1,316		1,316
Other comprehensive loss, net of tax					(459)	(459)
Total comprehensive income, net of tax						857
Acquisition of Mutual Community Savings
Bank, Inc., SSB ("MCSB")	345,691	2,831				2,831
Dividends declared ($0.15 per share)			-	(287)		(287)

Balances as of September 30, 2008	2,031,337	$8,732	$-	$17,488	$(817)	$25,403

Balances as of January 1, 2009	2,031,337	$8,732	$-	$16,972	$(1,385)	$24,319
Issuance of preferred stock, net of issuance costs			11,717			11,717
Accretion of issuance costs			1			1
Comprehensive income:
Net income				724		724
Other comprehensive income, net of tax					344	344
Total comprehensive income, net of tax						1,068
Dividends declared on preferred stock				(156)		(156)
Dividends declared on common stock ($0.075 per share)			-	(153)		(153)

Balances as of September 30, 2009	2,031,337	$8,732	$11,718	$17,387	$(1,041)	$36,796

M&F BANCORP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

(Dollars in thousands)	2009	2008

Cash flows from operating activities:
Net income	$724	$1,316
Adjustments to reconcile net income to net cash
provided by operating activities:
Extraordinary gain, bargain purchase from acquisition	-	(1,848)
Provision for loan losses	804	200
Depreciation and amortization	406	687
Amortization of premiums/discounts on investments, net	11	10
Purchase accounting amortization and accretion, net	130	(19)
Deferred loan origination fees and costs, net	84	104
Impairment on other assets	88	-
Gains on sale of available for sale securities	(140)	(61)
Changes in:
Accrued interest receivable and other assets	(807)	748
Other liabilities	(170)	(918)
Net cash provided by operating activities	1,130	219
Cash flows from investing activities:
Cash received in acquisition of MCSB, net	-	13,916
Activity in available-for-sale securities:
Sales	6,559	2,050
Maturities, prepayments and calls	5,811	9,122
Principal collections	4,702	4,677
Purchases	(3,082)	(1,051)
Increase in cash surrender value of life insurance	(151)	(157)
Net increase in loans	(3,484)	(16,138)
Proceeds from sale of loans	3,340	-
Purchases of bank premises and equipment	(112)	(140)
Proceeds from sale of other assets	28	-
Net cash provided by investing activities	13,611	12,279
Cash flows from financing activities:
Net decrease in deposits	(1,278)	(367)
Net change in federal funds purchased	-	(10,000)
Net decrease from other borrowings	(19,172)	(55)
Issuance of preferred stock, net of issuance costs	11,718	-
Cash dividends	(309)	(287)
Net cash used in financing activities	(9,041)	(10,709)
Net increase in cash and cash equivalents	5,700	1,789
Cash and cash equivalents as of the beginning of the period	13,776	18,172
Cash and cash equivalents as of the end of the period	$19,476	$19,961

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$2,144	$3,148
Income taxes	96	130

See notes to consolidated financial statements.

M&F BANCORP, INC

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2008, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2008.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

Reclassification—Certain amounts in the Consolidated Financial Statements for the three and nine months ended September 30, 2008 have been reclassified to conform to the 2009 presentation. These reclassifications have had no impact on reported amounts of net income, shareholder’s equity or total assets.

New Accounting Pronouncements

Effective July 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This Statement applies beginning in third quarter 2009.  All accounting references have been updated, and replaced with ASC references.

2.	Preferred Stock--U.S. Treasury Department’s Capital Purchase Program

Under the Emergency Economic Stabilization Act of 2008, as amended, the U.S. Treasury Department (the “Treasury”) implemented the Troubled Asset Relief Program, of which the Capital Purchase Program (“CPP”) is a part. Under the CPP, certain U.S. qualifying financial institutions may sell senior preferred stock and warrants to the Treasury. Eligible institutions can generally apply to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. Smaller community banks, such as the Company, were later allowed to issue preferred stock up to 5% of the institution’s risk weighted assets.  In order to participate in the CPP, the Company’s stockholders approved an amendment to the Company’s articles of incorporation to authorize the issuance of shares of preferred stock.

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

M&F BANCORP, INC

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

The Series A Preferred Stock ranks senior to the Company’s common stock and pays a compounding cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividends with respect to common stock, or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). Further, the Company is restricted from increasing dividends on its common stock above $0.05 per share.  The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock, and the right to elect two directors to the Board of the Company in the event that dividends payable on the shares of Series A Preferred Stock have not been paid for an aggregate of six quarterly Dividends Periods or more, whether or not consecutive.  The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

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

The following pro-forma information, for the three and nine months ended September 30, 2008, reflects the Company’s estimated consolidated results of operations as if the acquisition of MCSB occurred at January 1, 2008, unadjusted for any anticipated cost savings resulting from the acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor of future results.

(Unaudited)	Pro Forma Consolidated
	Results of Operations
	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2008	2008
(Dollars in thousands, except per share data)

Net interest income	$2,830	$7,746
Provision for loan losses	137	360
Noninterest income	697	3,714
Noninterest expense	3,368	11,130
Tax benefit	(40)	(503)
Net income after taxes and before extraordinary gain	62	473
Extraordinary gain, bargain purchase	31	1,848
Net income	$93	$2,321

Income per share of common stock before extraordinary gain:
Basic and diluted	$0.03	$0.25

Income per share of common stock after extraordinary gain:
Basic and diluted	$0.05	$1.21

Weighted average shares of common stock:
Basic and diluted	2,049,365	1,920,312

M&F BANCORP, INC

4.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the reporting periods. Diluted EPS computations are based upon the weighted average number of shares outstanding during each reporting period plus the dilutive effect of outstanding stock options. The Company had 25,200 options outstanding as of September 30, 2009 and 2008.  All options outstanding were anti-dilutive for the three and nine month periods ended September 30, 2009 and September 30, 2008. The options all expire on December 31, 2009.

(Unaudited)	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2009	2008	2009	2008
Weighted average shares	2,031,337	2,031,337	2,031,337	1,920,312
Effect of dilutive stock options	-	-	-	-
Dilutive potential average common shares	2,031,337	2,031,337	2,031,337	1,920,312

Earnings (loss) per common share before extraordinary gain
Basic and diluted	$0.09	$0.03	$0.28	$(0.28)
Earnings per common share after extraordinary gain
Basic and diluted	$0.09	$0.05	$0.28	$0.68

5.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina which include Raleigh, Durham, Charlotte, Winston-Salem, and Greensboro.  The Company’s loans, classified by type are as follows:

(Unaudited)	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$10,225	4.91%	$9,035	4.34%
Real estate construction	13,161	6.32	7,877	3.78
Consumer	5,999	2.88	3,686	1.77
Commercial real estate	134,864	64.81	141,512	67.90
Consumer real estate mortgage	43,167	20.74	45,297	21.73
Other	698	0.34	1,004	0.48
	$208,114	100.00%	$208,411	100.00%

Nonperforming assets were as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
	(Unaudited)
Loans contractually past due 90 days or more and/or on nonaccrual status
Commercial	$2,017	$233
Real estate construction	689	1,001
Consumer	9	8
Commercial real estate	4,230	1,285
Consumer real estate mortgage	2,202	2,079
Total nonaccrual loans	9,147	4,606
Other real estate owned	2,176	1,175
Total nonperforming assets	$11,323	$5,781

Nonperforming assets to:
Loans outstanding at end of period	5.44%	2.77%
Total assets at end of period	4.30	2.13
Allowance for loan losses as a percent of nonaccrual loans	38.70	64.31
Allowance for loan losses as a percent of nonperforming assets	31.26	51.24

M&F BANCORP, INC

At September 30, 2009, there were two restructured loans (“TDRs”) with a combined total balance outstanding of $1.1 million that are not included in the above schedule as these loans are not more than 90 days past due and continue to accrue interest.  These two loans have a combined estimated value of $1.6 million.

6.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

	As of and for the Nine Months
(Unaudited)	Ended September 30,
	2009		2008
(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$2,962		$1,897
Adjustment for loans acquired	-		681
Loans charged off:
Commercial	3		-
Consumer	55		37
Commercial real estate	165		9
Consumer real estate mortgage	12		65
Other	43		48
Total charge-offs	278		159

Recoveries of loans previously charged off:
Commercial	$18		$-
Consumer	14		2
Consumer real estate mortgage	7		9
Other	13		7
Total recoveries	52		18

Net loans charged off	226		141
Provision for loan losses	804		200
Ending balance	$3,540	(1)	$2,637

(1) The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in Other Liabilities.

7.	Common Stock Dividends

During 2009, the Board has declared three dividends of $0.025 per share, twice during the second quarter and once during the third quarter. The third quarter dividends are payable in October 2009.  Year to date dividends declared total approximately $0.15 million.

8.	Investment Impairment

The Company periodically evaluates investments in non-marketable securities, included in other assets on the Balance Sheets, for any impairment which would be deemed other than temporary.  As part of its evaluation, and based on information received from the trust company in which the Company had a recorded value of $0.2 million as of December 31, 2008, the Company determined the fair value of the investment was less than the recorded value and that the decline in fair value was not temporary in nature.  As a result, the Company recorded a charge to earnings, reflected in “other income” on the accompanying Consolidated Statements of Income.  This charge to earnings of $0.01 million and $0.09 million was recorded during the three and nine months ended September 30, 2009, respectively. In September 2009, the trust company was sold and the remaining book value of $.08 will be paid in installments by the successor company over 3 years.

M&F BANCORP, INC

9.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan (the “Cash Balance Plan”) for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan (the “SERP Plan”) that provides benefits to certain current and former executives. The Company has not made any contributions during the three and nine months ended September 30, 2009 and September 30, 2008.

The Company provides post-retirement benefits to certain former executive officers.  In 2008, a liability of $0.2 million was established to record certain split-dollar insurance contract benefits to specified current and former executive officers. As of September 30, 2009, the amount of this liability was $0.2 million and is reflected in Other Liabilities.

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended September 30, 2009 and 2008 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008

Service cost	$28	$27	$28	$29	$56	$56
Interest cost	63	62	-	-	63	62
Expected return on plan assets	(50)	(76)	-	-	(50)	(76)
Amortization of net loss	45	4	1	1	46	5
Net periodic cost	$86	$17	$29	$30	$115	$47

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the nine months ended September 30, 2009 and 2008 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008

Service cost	$85	$80	$85	$86	$170	$166
Interest cost	190	187	-	-	190	187
Expected return on plan assets	(151)	(227)	-	-	(151)	(227)
Amortization of net loss	136	11	3	3	139	14
Net periodic cost	$260	$51	$88	$89	$348	$140

10.	Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders.  The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

M&F BANCORP, INC

	For the Nine Months Ended
(Unaudited)	September 30,
(Dollars in thousands)	2009	2008

Net income	$724	$1,316

Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale, net of taxes	700	(685)
Reclassification adjustments for gains
included in income before income tax expense	(140)	(61)
Other comprehensive income (loss) before tax expense	560	(746)

Less: Changes in deferred income taxes related to change in unrealized
gains (loss) on securities available for sale	216	(287)

Other comprehensive income (loss), net of taxes	344	(459)

Total comprehensive income	$1,068	$857

11.	Fair Value Measurement

The Company follows the “Fair Value Measurement and Disclosures” topic of the ASC which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. While management believes the Company’s valuation methodologies are appropriate and consistent with other financial institutions, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, which is a Level 1 input, or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities, which is a Level 2 input.

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired, and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value ofthe collateral is further impaired below the appraised value and there is no observable market price, the Company classifies the impaired loan as nonrecurring Level 3.

M&F BANCORP, INC

Other real estate owned is reported at fair value less anticipated costs to sell. Fair value is based on third party or internally developed appraisals which, considering the assumptions in the valuation, are considered Level 3 inputs.

Assets measured at fair value on a recurring basis, segregated by fair value hierarchy level, are summarized below:

(Unaudited)		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Available for sale securities	$20,068	$-	$20,068	$-
Non-recurring:
Other real estate owned	2,176	-	-	2,176
Impaired loans	9,147	-	-	9,147

Total	$31,391	$-	$20,068	$11,323

The changes in the Company’s Level 3 assets are listed below:

(Unaudited)
(Dollars in thousands)	Other invested assets	Other real estate owned	Impaired loans
Beginning balance (December 31, 2008)	$166	$1,175	$4,606
Transfers in	-	1,001	6,591
Other than temporary impairment	(74)	-	-
Transfers out (payments/deletions)	(92)	-	(2,050)
Ending Balance (September 30, 2009)	$-	$2,176	$9,147

The “Financial Instruments” topic of the ASC requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2009 and December 31, 2008, have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximates fair value.

Other Invested Assets:  As a member of the FHLB system, the Company is required to maintain an investment in capital stock of the FHLB. The carrying value of the Company’s investment in FHLB stock was $0.8 million as of June 30, 2009 and was classified as other invested assets on the Condensed Consolidated Balance Sheets. Because of membership requirements to hold stock in this institution and restrictions on the Company’s ability to sell such stock, this investment does not have a readily determinable market value and is accounted for using the cost method. Thus, the Company’s investment in FHLB stock is not subject to a fair value measurement and has been excluded from the tables above.

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

Accrued Interest Receivable and Payable:  The fair value of interest receivable and payable is estimated to approximate the carrying amounts due to the relatively short term of these instruments.

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

As of September 30, 2009 and December 31, 2008, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	September 30, 2009		December 31, 2008
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$19,476	$19,476	$13,776	$13,776
Marketable securities	20,068	20,068	32,503	32,503
Other invested assets	747	747	1,613	1,613
Loans, net of allowances for loan losses	204,574	211,259	205,449	209,780
Accrued interest receivable	1,022	1,022	1,278	1,278

Liabilities:
Deposits	$215,289	$219,875	$216,567	$217,971
Other borrowings	5,874	5,353	25,046	24,793
Accrued interest payable	522	522	343	343

12.	Investments

Investment securities represent the second largest component of earning assets.  The Company’s securities portfolio consists primarily of debt securities issued by U.S. government agencies, mortgage-backed securities issued by Fannie Mae and Freddie Mac, highly-rated collateralized debt securities and municipal bonds, all of which are classified as available for sale.  The available for sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth.  Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

M&F BANCORP, INC

The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non credit related, with the corresponding decline charged to other comprehensive income. Securities available for sale are carried at their fair value, and the mark-to-market adjustment was a $0.7 million unrealized gain as of September 30, 2009 and $0.1 million in unrealized losses as of December 31, 2008.  After considering applicable tax benefits, the mark-to-market adjustment increased stockholders’ equity by $0.4 million at September 30, 2009, and decreased stockholders’ equity by $0.1 million at December 31, 2008.  Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available for sale securities.

On September 30, 2009 and December 31, 2008, the recorded value of investments totaled $20.1 million and $32.5 million, respectively.  Factors affecting the decrease of the investment securities portfolio include loan growth, the interest rates available for reinvesting maturing securities, and changes in the interest rate yield curve.  During 2009, the Company reduced its investment portfolio to fund the organic loan growth and pay down short-term debt.  Other invested assets include Federal Home Loan Bank of Atlanta (“FHLB”) stock with a carrying value of $0.8 million and $1.6 million as of September 30, 2009 and December 31, 2008, respectively.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary.  The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities at the dates indicated.

	As of
	September 30,	December 31,
	2009	2008
(Dollars in thousands)
Available for sale
U.S. agency securities	$986	$8,365
Municipal bonds	8,638	12,275
Mortgage-backed securities	10,444	11,863
	$20,068	$32,503

M&F BANCORP, INC

The following table reflects the debt securities by contractual maturities as of September 30, 2009 and December 31, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

(Dollars in thousands)	As of September 30, 2009		As of December 31, 2008
(Unaudited)	Fair Value	Average Yield	Fair Value	Average Yield
U.S. agency securities
Due within one year	$-	-%	$3,076	5.84%
Due after one year through five years	-	-	2,295	4.73
Due after five years through ten years	986	4.94	2,994	5.22
Due after ten years	-	-	-	-
Total U.S. agency securities	$986	4.94%	$8,365	5.31%

Municipal bonds (1)
Due within one year	$347	3.70%	$937	6.60%
Due after one year through five years	2,076	3.90	1,708	6.09
Due after five years through ten years	3,647	3.94	7,116	6.58
Due after ten years	2,568	3.94	2,514	6.09
Total municipal bonds	$8,638	3.92%	$12,275	6.00%

Mortgage-backed securities
Due within one year	$-	-%	$-	-%
Due after one year through five years	-	-	-	-
Due after five years through ten years	707	5.26	609	4.91
Due after ten years	9,737	5.19	11,254	5.56
Total mortgage-backed securities	$10,444	5.19%	$11,863	5.53%

(1) Tax equivalent yield based on a blended federal and state tax rate of 38.55%.

M&F BANCORP, INC

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2009 and December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
(Unaudited)
September 30, 2009
Available for sale:
U.S. agency securities	$1,000	$-	$(14)	$986
Municipal bonds	8,307	331	-	8,638
Mortgage-backed securities	10,064	386	(6)	10,444
Total at September 30, 2009	$19,371	$717	$(20)	$20,068

December 31, 2008
Available for sale:
U.S. agency securities	$8,331	$87	$(53)	$8,365
Municipal bonds	12,335	175	(235)	12,275
Mortgage-backed securities	11,701	259	(97)	11,863
Total at December 31, 2008	$32,367	$521	$(385)	$32,503

As of September 30, 2009 and December 31, 2008, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Unaudited)
September 30, 2009
Available for sale:
U.S. agency obligations	$986	$(14)	$-	$-	986	$(14)
Mortgage-backed securities	-	-	358	(5)	358	(5)
Total at September 30, 2009	$986	$(14)	$358	$(5)	$1,344	$(19)

December 31, 2008
Available for sale:
U.S. agency obligations	$2,994	$(53)	$-	$-	$2,994	$(53)
Municipal bonds and other	1,691	(51)	2,380	(184)	4,071	(235)
Mortgage-backed securities	1,467	(97)	-	-	1,467	(97)
Total at December 31, 2008	$6,152	$(201)	$2,380	$(184)	$8,532	$(385)

13.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of September 30, 2009 and December 31, 2008, the Company had outstanding loan commitments (including available lines of credit) of approximately $23.7 million and $24.1 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.3 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively. These lines of credit, standby letters of credit, and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

M&F BANCORP, INC

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit.  As of September 30, 2009 and December 31, 2008, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans.  Available amounts on home equity lines as of September 30, 2009 and December 31, 2008 were approximately $1.8 million and $2.2 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.0 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of September 30, 2009, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $8.0 million from two banks.  The Fed Funds Lines are renewed annually.  Interest rates are stated as variable on a daily basis.  No amounts were outstanding under the Fed Funds Lines as of September 30, 2009. The Company utilizes its Fed Funds Lines periodically.  $3.3 million was the maximum borrowed for all of 2009 and the full amount was paid off the next day.

As of September 30, 2009, the Company has additional borrowing capacity at the FHLB of $10.5 million.

Letters of Credit

In October 2008, the Company secured a $2.0 million letter of credit with FHLB to use as collateral for public deposits.  The letter of credit is secured by the Company’s collateral with FHLB and is renewable annually.

Debt Covenants

The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the acquisition of MCSB. The Line of Credit is secured by Bank stock. On June 26, 2009, the Company repaid in full the outstanding balance on the line of credit ($0.5 million).  The Line of Credit bears an interest rate of Wall Street Journal Prime minus 100 basis points (“bp”).  Interest only is payable until 2010, after which principal and interest become payable annually through the final due date in 2020. The Line of Credit agreement requires the Company to meet certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of September 30, 2009, the Company was not in compliance with some of these requirements, and requested and received an authorization to pay its stockholders a dividend for the second and third quarters. The Company received a waiver from the lender for the covenant violations.

14.	Subsequent Events

The Company evaluated subsequent events through the date of issuance of the financial statements November 10, 2009.  After quarter end, to increase on balance sheet liquidity, the Company borrowed $7.0 million from the Federal Home Loan Bank of Atlanta through the Daily Rate Credit facility.  The interest rate fluctuates daily.

M&F BANCORP, INC

ITEM 2-  Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three and nine months ended September 30, 2009, compared with the same period in 2008. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three and Nine Month Periods Ended September 30, 2009

Net income from operations improved by $0.2 million for the quarter ended September 30, 2009 to $0.3 million from $0.1 million (before the extraordinary gain) for the same period in 2008.  Compared with the quarter ended September 30, 2008, net interest income for the quarter ended September 30, 2009 improved 2.8% or $0.1 million, and the net interest margin for the quarter ended September 30, 2009 decreased 5 basis points (“bp”). The provision for loan losses increased in the quarter ended September 30, 2009 over the quarter ended September 30, 2008 largely due to an additional allowance for the impaired loans to one borrower.  Other non-interest income decreased $0.1 million, other non-interest expense decreased $0.9 million, and income tax expense increased $0.2 million in the quarter ended September 30, 2009 compared to the quarter ended September 30, 2008.

Net income from operations improved by $1.3 million for the nine months ended September 30, 2009 to $0.7 million from a loss from operations of $0.5 million (before the extraordinary gain) for the same period in 2008.  Compared with the nine months ended September 30, 2008, net interest income for the nine months ended September 30, 2009 improved 13.1% or $1.0 million, and the net interest margin for the nine months ended September 30, 2009 improved 18 bp.  The provision for loan losses increased in the nine months ended September 30, 2009 over the quarter ended September 30, 2008 largely due to an additional allowance for the impaired loans to one borrower.  Non-interest income decreased slightly, non-interest expense decreased 16.8% or $1.7 million, and income tax expense increased $0.7 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  Net income for the nine months ended September 30, 2009 was $0.7 million, a reduction of $0.6 million from the nine months ended September 30, 2008, which included a $1.8 million non-recurring extraordinary gain from the bargain purchase price from the acquisition of Mutual Community Savings Bank (“MCSB”).

Selected Financial Data:

(Unaudited)
	As of September 30,
(Dollars in thousands)	2009	2008
Selected Balance Sheet Data
Cash and due from banks	$19,476	$19,961
Securities	20,068	32,555
Gross loans	208,114	204,918
Allowance for loan losses	(3,540)	(2,637)
Total Assets	263,474	274,033
Deposits	215,289	220,920
Borrowings	5,874	22,989
Stockholders' equity	36,796	25,403

M&F BANCORP, INC

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Unaudited)	2009	2008	2009	2008

(Dollars in thousands)
Summary of Operations
Interest income	$3,579	$3,947	$10,728	$10,922
Interest expense	671	1,117	2,324	3,494
Net interest income	2,908	2,830	8,404	7,428
Provision for loan losses	623	137	804	200
Net interest income after provision for loan losses	2,285	2,693	7,600	7,228
Noninterest income	586	697	1,708	1,773
Noninterest expense	2,458	3,368	8,345	10,029
Pre-tax net income (loss) before extraordinary gain	413	22	963	(1,028)
Income tax expense (benefit) before extraordinary gain	125	(40)	239	(496)
Extraordinary gain	-	31	-	1,848
Net income	288	93	724	1,316
Preferred stock dividends	(101)	-	(156)	-
Net income available to common stockholders	$187	$93	$568	$1,316

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per Share Data
Before extraordinary gain:
Net (loss) income-basic and diluted	$0.09	$0.03	$0.28	$(0.28)
After extraordinary gain:
Net income-basic and diluted	$0.09	$0.05	$0.28	$0.68
Dividends (1)	0.03	0.05	0.08	0.15
Book value per share	18.11	12.51	18.11	13.23
Average common shares outstanding	2,031,337	2,031,337	2,031,337	1,920,312

Average for the period:
Assets	263,624	264,829	261,875	254,153
Loans	212,810	201,774	211,243	182,006
Deposits	215,472	211,432	220,392	204,327
Stockholders' equity	36,733	25,885	28,379	23,464

Selected Ratios
Before extraordinary gain:
Return (loss) on average assets (annualized)	0.44%	0.09%	0.37%	(0.28	) %
Return (loss) on average stockholders' equity (annualized)	3.14	0.96	3.40	(3.02)
Average stockholders' equity to average total assets	13.93	9.77	10.84	9.23
Net interest margin (2)	4.82	4.87	4.72	4.54
Efficiency ratio	85.6%	99.4%	89.7%	111.4%

(1) see Note 7 of the Consolidated Financial Statements
(2) on a tax equivalent basis

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

Loans — Loans are reported at their outstanding principal balance, net of the allowance for loan losses, and deferred loan origination fees and costs. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the related loan or commitment as an adjustment to yield, or taken directly into income when the related loan is sold or commitment expires.

Allowance for Loan Losses – The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio.

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification (“ASC”). These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

The formula component is calculated by first applying historical loss experience factors to outstanding loans by type. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of then-existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of inherent losses which have been incurred as of September 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate.

Loan Restructurings — Loan restructurings are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

M&F BANCORP, INC

Income Recognition on Loans — Interest on loans is accrued monthly. Net loan origination and commitment fees are deferred and recognized as an adjustment of yield over the lives of the related loans. Loans, including impaired loans, are placed on a non-accrual status when management believes that interest or principal on such loans may not be collected in the normal course of business. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against interest income. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, in accordance with management’s judgment as to the collectibility of principal. Loans can be returned to accruing status when they become current as to principal and interest, demonstrate a period of performance under the contractual terms, and when, in management’s opinion, they are estimated to be fully collectible.

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

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at estimated fair value, net of estimated selling costs, at time of foreclosure establishing a new cost basis. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred.

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

Executive Overview

The Company generated the majority of its interest and non-interest income in the first three and nine months of 2009 and 2008 from traditional lending and deposit banking services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, and pursuing strategic relationships for deposits.

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment.  The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Although the Bank remains profitable, it has not been immune from the impact of the current recession or the increased focus of banking regulators upon capital and liquidity levels.  A material change in volatile funding, brokered deposits, or the balance sheet composition would require receipt of non-objections from the federal and state regulators. At its annual Strategic Planning session in September, the Board of Directors of the Bank directed management to limit material changes to the balance sheet, and to focus on asset quality, liquidity, and managing the Bank through the challenging economic environment.  Subsequently, the Board established higher liquidity targets which Management is to achieve by December 31, 2009.  In 2007, management and the Board had opted to roll off high cost brokered deposits.  All of the Bank’s Certificate of Deposit Account Registry Service® (“CDARS”) brokered deposits are reciprocal, relationship-based deposits.

M&F BANCORP, INC

Issuance of Preferred Stock to the United States Treasury (the “Treasury”)

In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Preferred Stock, constituting 5% of the Company’s risk-weighted assets. As a condition of the CPP, the Company’s share repurchases are currently limited to purchases in connection with the administration of any employee benefit plan, consistent with past practices, including purchases to offset share dilution in connection with any such plans. This restriction is effective until the earlier of June 2012 or until the Treasury no longer owns any of the Series A Preferred Stock.

Financial Condition

Total assets decreased 3.0%, or $8.1 million, to $263.5 million as of September 30, 2009 from $271.6 million as of December 31, 2008. Cash and cash equivalents increased $5.7 million or 41.4%, to $19.5 million as of September 30, 2009, compared to $13.8 million as of December 31, 2008.  The capital infusion of $11.7 million from the Treasury’s CPP was received on June 26, 2009.  Investment securities decreased $12.4 million from $32.5 million as of December 31, 2008 to $20.1 million as of September 30, 2009.  During the nine months ended September 30, 2009, the Company paid down debt by $19.2 million, decreased loans by $0.3 million, and deposits decreased by $1.3 million.  Other assets comprised of interest receivable, bank premises and equipment, bank-owned life insurance, other real estate owned, income taxes, and other miscellaneous assets, increased a total of $0.3 million during the nine months ended September 30, 2009.

The entire investment portfolio is classified as available-for-sale and is comprised of investment-grade securities. Securities with a book value of $3.1 million were purchased, securities with a book value of $6.6 million were sold, and securities with a book value of $5.0 million were called during the nine months ended September 30, 2009.  Principal payments of $4.7 million were received during the nine month period.  In September 2009 the Company completed the sale of $3.3 million of its mortgage loan portfolio and realized a small gain on the sale.  The proceeds of the sale were reinvested in new loans.

Deposits decreased 0.6%, or $1.3 million, to $215.3 million as of September 30, 2009 from $216.6 million as of December 31, 2008.

Total stockholders’ equity increased to $36.8 million as of September 30, 2009, compared to $24.3 million as of December 31, 2008.  The increase was due to the issuance of preferred stock of $11.7 million, net income of $0.7 million and other comprehensive income of $0.3 million for the nine months ended September 30, 2009.  The Company recorded dividends totaling $0.3 million during the nine months ended September 30, 2009, which included a preferred stock dividend of $.05 per share for the period from June 26, 2009 to September 30, 2009, and three $0.025 per share dividends to common stockholders.

Results of Operations, Three Months Ended September 30, 2009 and 2008

Net income from operations for the three months ended September 30, 2009 increased $0.2 million to $0.3 million from $0.1 million for the same period in 2008. For the three months ended September 30, 2009 when compared to the same period in 2008, interest income decreased 9.3%, or $0.4 million, and interest expense decreased 39.9%, or $0.5 million, resulting in an overall improvement in net interest income of 2.8%, or $0.1 million.

Interest income on loans decreased slightly--average loans outstanding increased to $212.8 million from $201.8 million, partially offset by a decrease in yield to 6.29% from 6.84% for the three months ended September 30, 2009 and 2008, respectively.  Interest income on securities decreased $0.2 million or 51.3%, when comparing the three months ended September 30, 2009 with the same period in 2008, primarily due to the lower average balances as well as lower yields on taxable securities in 2009, partially offset by higher yields on tax exempt securities in 2009. In 2008, several of the higher yielding investments were called by the issuers on call dates, the proceeds of which were utilized to fund organic loan growth.

Total interest expense decreased 39.9%, or $0.5 million, for the three months ended September 30, 2009 as compared to the same period in 2008, reflecting a 56 bp decrease from 2.08% to 1.52% in the average cost of interest-bearing deposits, and interest expense on borrowed funds decreased $0.2 million or 94.7% during the three months ended September 30, 2009 from the same period in 2008, primarily due to lower average balances for the three months ending September 30, 2009 of $5.9 million compared to $23.3 million for the same period in 2008.  In addition, the average borrowing rate decreased from 3.90% in the quarter ended September 30, 2008 to 0.8% in the quarter ended September 30, 2009.  The Company has made a concerted effort to decrease the use of borrowed funds while closely managing its liquidity in order to maximize its net interest margin in 2009.

M&F BANCORP, INC

During the three months ended September 30, 2009, the Company increased its expense for loan loss provision $0.5 million from the three months ended September 30, 2008, primarily due to the restructured loans to one borrower. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income decreased $0.1 million in the three months ended September 30, 2009 as compared to the same period in 2008, mainly due to a reduction in service charge fees.

Non-interest expense decreased $0.9 million for the three months ended September 30, 2009 as compared to the same period in 2008.  During the three month period ending September 30, 2009 the Company maintained fewer employees resulting in a $0.2 million decrease in salary expense over the same period in 2008.  In 2008, the Company had five additional branches, two of which were leased, the expenses for which were included in occupancy and equipment.  Marketing expenses in 2008 included costs of communications to former MCSB customers whose relationships and accounts were transitioned to the Bank with the acquisition of MCSB on March 28, 2008.  Other expenses in 2008 were higher due to the acquisition of MCSB and related costs, such as professional fees, duplicate core operating systems, and duplicate personnel expenses to ensure the smooth transition of the customer data and accounts.  In the quarter ended September 30, 2009, the impact of cost savings initiatives, headcount reductions, and the absence of additional acquisition activity are reflected in the lower costs.

M&F BANCORP, INC

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)	2009			2008
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	212,810	$3,344	6.29%	201,774	$3,451	6.84%
Taxable securities (2)	11,499	95	3.30	22,880	143	2.50
Nontaxable securities (2) (3)	9,131	133	3.85	13,657	325	6.28
Federal funds sold and other interest on short-term investments	13,435	7	0.21	7,741	28	1.45
Total interest earning assets	246,875	3,579	5.80%	246,052	3,947	6.23%
Cash and due from banks	1,974			2,556
Other assets	11,622			13,590
Allowance for loan losses	3,153			2,631
Total assets	$263,624			$264,829
Liabilities and Equity
Savings deposits	$47,939	$50	0.42%	$58,169	$159	1.09%
Interest-bearing demand deposits	25,943	25	0.39	23,246	53	0.91
Time deposits	99,876	584	2.34	89,466	678	3.03
Total interest-bearing deposits	173,758	659	1.52	170,881	890	2.08
Borrowings	5,885	12	0.82	23,265	227	3.90
Total interest-bearing liabilities	179,643	671	1.49%	194,146	1,117	2.30%
Non-interest-bearing deposits	41,714			40,551
Other liabilities	5,534			4,247
Total liabilities	226,891			238,944
Stockholders' equity	36,733			25,885
Total liabilities and shareholders' equity	$263,624			$264,829
Net interest income		$2,908			$2,830
Tax equivalent adjustment (3)		69			167
Tax equivalent net interest income		$2,977			$2,997
Net interest spread (4)			4.31%			3.93%
Net interest margin (5)		4.82%			4.87%

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

Results of Operations, Nine months ended September 30, 2009 and 2008

Net income from operations for the nine months ended September 30, 2009 increased $1.3 million to $0.7 million from a loss from operations of $0.5 million for the same period in 2008. For the nine months ended September 30, 2009 when compared to the same period in 2008, interest income decreased 1.8%, or $0.2 million, and interest expense decreased 33.5%, or $1.2 million, resulting in an improvement in net interest income of 13.1%, or $1.0 million.

Interest income on loans increased 6.7% or $0.6 million--average loans outstanding increased to $211.2 million from $182.0 million, partially offset by a decrease in yield to 6.23% from 6.78% for the nine months ended September 30, 2009 and 2008, respectively.  Interest income on securities decreased $0.6 million or 42.2%, when comparing the nine months ended September 30, 2009 with the same period in 2008, primarily due to the lower average balances in 2009, partially offset by higher yields on tax exempt securities in 2009. In 2008, several of the higher yielding investments were called by the issuers on call dates, the proceeds of which were utilized to fund organic loan growth.  In addition, in the nine months ended September 30, 2009, the Company sold some of its investments at a gain as well as having additional calls, the proceeds of which were also used to fund loan growth and pay down short term debt.

M&F BANCORP, INC

Total interest expense decreased 33.5%, or $1.2 million, for the nine months ended September 30, 2009 as compared to the same period in 2008, reflecting a 64 bp decrease from 2.32% to 1.68% in the average cost of interest-bearing deposits, and interest expense on borrowed funds decreased $0.6 million or 90.7% during the nine months ended September 30, 2009 from the same period in 2008, primarily due to lower average balances for the six months ending September 30, 2009 of $7.6 million compared to $20.2 million for the same period in 2008.  In addition, the average borrowing rate decreased from 4.05% in the first nine months of 2008 to 1.00% in the first nine months of 2009.  The Company has made a concerted effort to decrease the use of borrowed funds while closely managing its liquidity in order to maximize its net interest margin in 2009.

During the nine months ended September 30, 2009, the Company increased its expense for loan loss provision $0.6 million from the nine months ended September 30, 2008, primarily due to the restructured loans to one borrower. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income decreased slightly in the nine months ended September 30, 2009 as compared to the same period in 2008.  The realized gains on the sales of the investment securities were partially offset by the other-than-temporary impairment recorded on the Company’s minority interest in a Trust (Note 7).

Non-interest expense decreased $1.7 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  During both nine month periods, the Company recorded $0.1 million in expenses for severance benefits for employees being affected by branch closures and other staff reductions.  In the nine months ended September 30, 2008, the Company completed a review of its fixed asset system and recorded a change in estimate of $0.3 million in expense reflected in occupancy and equipment expense. In the period ending September 30, 2008, the Company had five additional branches, three of which were leased, the expenses for which were included in occupancy and equipment.  Marketing expenses in 2008 included costs of communications to former MCSB customers whose relationships and accounts were transitioned to the Company with the acquisition of MCSB on March 28, 2008.  Other expenses in 2008 were higher due to the acquisition of MCSB and related costs, such as professional fees, duplicate core operating systems, and duplicate personnel expenses to ensure the smooth transition of the customer data and accounts.  In the nine months ended September 30, 2009, the impact of cost savings initiatives, headcount reductions, fewer branches and the absence of any further acquisition are reflected in the lower costs.

M&F BANCORP, INC

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)	2009			2008
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	211,243	$9,878	6.23%	182,006	$9,255	6.78%
Taxable securities (2)	14,355	330	3.07	23,640	456	2.57
Nontaxable securities (2) (3)	10,649	502	4.15	14,656	983	5.90
Federal funds sold and other interest on short-term investments	8,485	18	0.28	12,796	228	2.38
Total interest earning assets	244,732	10,728	5.82%	233,098	10,922	6.07%
Cash and due from banks	2,116			4,916
Other assets	11,969			13,768
Allowance for loan losses	3,058			2,371
Total assets	$261,875			$254,153
Liabilities and Equity
Savings deposits	$50,130	$227	0.60%	$57,254	$588	1.37%
Interest-bearing demand deposits	26,954	120	0.59	22,618	163	0.96
Time deposits	102,740	1,920	2.49	85,335	2,129	3.33
Total interest-bearing deposits	179,824	2,267	1.68	165,207	2,880	2.32
Borrowings	7,617	57	1.00	20,233	614	4.05
Total interest-bearing liabilities	187,441	2,324	1.65%	185,440	3,494	2.51%
Non-interest-bearing deposits	40,568			39,120
Other liabilities	5,487			6,129
Total liabilities	233,496			230,689
Stockholders' equity	28,379			23,464
Total liabilities and shareholders' equity	$261,875			$254,153
Net interest income		$8,404			$7,428
Tax equivalent adjustment (3)		259			506
Tax equivalent net interest income		$8,663			$7,934
Net interest spread (4)			4.17%			3.56%
Net interest margin (5)		4.72%			4.54%

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

Loan Portfolio and Adequacy of the Allowances for Loan Losses

Allowance for Loan Losses – The Company maintains an allowance for loan losses which management believes to be adequate to absorb probable losses inherent in the loan portfolio based on ongoing quarterly assessments of the estimated losses. The Company’s methodology for assessing the appropriateness of the allowance consists of a specific component for identified problem loans, and a formula component which addresses historical loan loss experience together with other relevant risk factors affecting the portfolio.

M&F BANCORP, INC

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the ASC. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, and installment loans.

The formula component uses the actual net loss/recovery history, by loan type, the Company has incurred from January 1, 2007 through September 30, 2009 on average loans outstanding from April 2007 through September 30, 2009. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.

Of the non-homogenous classified loans that are not identified as impaired, 51.9% of the loans, constituting 40.6% of the outstanding classified balances, have a loan-to-value of less than 50% of the loan balance outstanding.  Of the non-homogenous classified loans that are not identified as impaired, 84.8% of the loans are considered current (paid within 30 days of due date), constituting 88.7% of the classified loan balances outstanding.  Management believes that the low loan-to-values and the payment status of these classified unimpaired loans, reduces the risk of loss inherent in these classified loans.  For any non-homogenous classified loans that were not current at September 30, 2009, and which had a loan to value of more than 50%, an additional qualitative factor of 10 bp was included in the allowance calculation.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2009. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

The allowance for loan losses as of September 30, 2009, was $3.5 million or 1.70% of total loans outstanding, compared with 1.42% of total loans outstanding as of December 31, 2008. An impaired “Troubled Debts Restructuring” (“TDRs”) borrower was downgraded to “doubtful” during the quarter ended September 30, 2009, and an additional reserve was recorded for this borrower’s loans.  In addition, management increased some qualitative factors in the analysis for loan and lease losses to reflect the continued challenges in the current economic environment.

As of September 30, 2009, loans totaling $9.2 million were classified as impaired, of which $6.8 million were classified as TDRs.  Of the TDRs, three loans totaling $5.5 million to two borrowers with a combined estimated collateral value of $7.1 million were restructured during 2008 and have an allowance of $0.7 million. The remaining $1.3 million in TDRs, having a combined estimated value of $1.9 million, are to four borrowers. Those TDR’s were restructured in 2009, and have an allowance of $0.1 million. Of the Company’s nonperforming assets, 77.2% are secured by real estate collateral, which management believes mitigates the Company’s exposure to losses as compared to those loans that are unsecured or collateralized with other types of assets.  All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded.  If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly.

M&F BANCORP, INC

Consumer real estate mortgage loans comprised 20.7% of the total loans outstanding at September 30, 2009.  The Company’s history of realized losses in consumer real estate mortgages from January 1, 2007 through September 30, 2009 is 28 bp of the average consumer real estate mortgages outstanding.   As of September 30, 2009, 42.5% of the total loans outstanding were commercial loans within a unique market in which the Company has specialized lending expertise. The Company’s history of realized losses in this market to the average of these loans outstanding during January 1, 2007 through September 30, 2009 is less than 1 bp of the average loans outstanding in this unique market.

For additional information regarding the allowances for loan losses for the quarter ended September 30, 2009 see Note 6 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans 90 days or more past due and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.  All foreclosed assets are recorded at the estimated realizable value.

Non-accrual loans increased from $4.6 million as of December 31, 2008 to $9.2 million as of September 30, 2009, primarily due to loans to two borrowers, with combined loan balances of $5.5 million (TDRs).  One of these borrowers, with a total loan balance of $3.5 million at September 30, 2009, which accounts for 76.7% of the total increase in nonaccrual loans from the balance at December 31, 2008, is making scheduled payments in accordance with a repayment agreement.

Management continues to monitor all non-accrual loan relationships to identify any improvements or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

Management considers the allowance for loan losses of $3.5 million as of September 30, 2009 to be sufficient to cover the probable loan losses inherent in its loan portfolio.

For additional information regarding nonperforming assets as of September 30, 2009 and December 31, 2008, see Note 5 to the Consolidated Financial Statements.

During the fourth quarter of 2008, five loans totaling $5.6 million to two borrowers were restructured as TDRs.  In 2009, five loans totaling $1.3 million have been restructured.  No loans were restructured during the three and nine month periods ended September 30, 2008.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities with remaining stated maturities of less than one year divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, available borrowing capacity from the FHLB of Atlanta, and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $5.8 million outstanding from the FHLB as of September 30, 2009. The maximum outstanding balance for the year from FHLB was $24.4 million, during the first quarter 2009.  The Company participates in the  CDARS program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  As of September 30, 2009, the Company had $44.8 million in deposits through this program, of which five deposits totaling $26.0 million mature in November 2009.  The Company has received commitments from the depositors to renew these deposits.  On September 29, 2009, the FDIC made a recommendation to assess for quarterly insurance premiums, three years in advance payable on December 31, 2009.  The Bank estimates that this prepaid assessment will equal approximately $1.9 million, and will be expensed over the 3 years, resulting in quarterly FDIC insurance expense of approximately $0.2 million.

M&F BANCORP, INC

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.  As discussed under the section heading, "Executive Overview - Impact of Recent Developments on the Banking Industry" on page [20] of this Quarterly Report on Form 10-Q,  at its annual Strategic Planning session in September, the Board of Directors of the Bank directed management to limit material changes to the balance sheet, and to focus on asset quality, liquidity, and managing the Bank through the challenging economic environment.  Subsequently, the Board established higher liquidity targets which Management is to achieve by December 31, 2009.  In 2007, management and the Board had opted to roll off high cost brokered deposits.  All of the Bank’s Certificate of Deposit Account Registry Service® (“CDARS”) brokered deposits are reciprocal, relationship-based deposits.

As of September 30, 2009, the regulatory capital levels of the Bank are as indicated below:

(Unaudited)	September 30, 2009
			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$37,313	16.00%	$18,659	8.00%	$23,324	10.00%
The Bank	$33,263	14.28%	$18,636	8.00%	$23,296	10.00%

Tier 1 (to risk weighted assets)
The Company	$34,393	14.75%	$9,329	4.00%	$13,994	6.00%
The Bank	$30,347	13.03%	$9,318	4.00%	$13,977	6.00%

Tier 1 (to Average total assets)
The Company	$34,393	13.31%	$10,337	4.00%	$12,921	5.00%
The Bank	$30,347	11.67%	$10,402	4.00%	$13,002	5.00%

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

.

M&F BANCORP, INC

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Not applicable

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

Item 4 — Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 — Other Information

A dividend was declared on September 22, 2009, payable to shareholders of record as of October 8 on October 15, 2009.

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

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.
Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 .
*management contracts and compensatory arrangements

M&F BANCORP, INC

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
Date:	November 10, 2009	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	November 10, 2009	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer

.