Form 10-K
period 2009-12-31
M&F BANCORP INC /NC/
filed 2010-03-22
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check here if a smaller reporting Company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of June 30, 2009, held by those persons deemed by the registrant to be nonaffiliates was approximately $2,846,282. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

As of March 15, 2010, there were 2,031,337 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010	Part III

M&F BANCORP, INC. AND SUBSIDIARY

Annual Report on Form 10-K for the Year Ended December 31, 2009

M&F BANCORP, INC. AND SUBSIDIARY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the FDIC deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

M&F BANCORP, INC. AND SUBSIDIARY

PART I

ITEM 1. BUSINESS

GENERAL

Headquartered in Durham, North Carolina (“NC”), M&F Bancorp, Inc. (the “Company”) is a bank holding Company incorporated under the laws of NC in 1999, and is registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company’s primary function is to serve as the holding Company for its wholly-owned subsidiary, Mechanics and Farmers Bank (the “Bank”), a NC-chartered commercial bank that was organized in 1907 and began operations in 1908. On March 28, 2008, the Company completed the acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”), which was merged into the Bank (the “Acquisition”).

As of December 31, 2009, the Company had assets of approximately $274.4 million, with gross loans of approximately $210.1 million and deposits of approximately $224.8 million. The Company’s corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800. In addition to its corporate office, the Company has seven branch offices in NC: two in Durham, two in Raleigh, one in Charlotte, one in Winston-Salem, and one in Greensboro.

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

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; NOW accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, personal use, home improvement and automobiles; equity lines of credit; credit lines; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler’s checks; and notary services. In addition, the Bank provides automated teller machine (“ATM”) access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

GENERAL DESCRIPTION OF MARKET AREAS

The Bank has two branch offices in Durham, NC, two offices in Raleigh, NC, one office in Charlotte, NC, one office in Winston-Salem, NC, and one office in Greensboro, NC. All offices are located in metropolitan areas with employment spread primarily among service, health care, education, manufacturing and governmental activities. All offices are located in areas of high competition among financial service providers.

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

Despite the strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 103-year legacy, strong local identity and affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special

M&F BANCORP, INC. AND SUBSIDIARY

purposes enterprises, and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2009, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank’s market share of the total deposits in Durham, NC was approximately 2.32%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Company’s operations. However, the Company does serve a specialized niche market (churches), the loss of which could have a material adverse effect on the Company’s operations.

EMPLOYEES

As of December 31, 2009, the Company and the Bank had a total of 73 employees, including 69 full-time equivalent employees. No employees are represented by a collective bargaining unit or agreement. Management considers relations with employees to be good.

EXECUTIVE OFFICERS

Name	Age	Position with Company
Kim D. Saunders	49	President/Chief Executive Officer
Lyn Hittle	56	Senior Vice President/Chief Financial Officer/Director of Human Resources

Kim D. Saunders serves as President and Chief Executive Officer for the Company and the Bank, overseeing the day to day operations of the Bank. Ms. Saunders joined the Company in 2007. She previously served as President and Chief Executive Officer of Consolidated Bank and Trust Company from 2003 to 2007. Lyn Hittle serves as Senior Vice President, Chief Financial Officer and Director of Human Resources (“HR”) for the Company and the Bank, overseeing the financial operations and HR function of the Company and the Bank. Ms. Hittle joined the Company in 2008, previous to which she was the Chief Accounting Officer of Capital Bank in Raleigh, NC from 2007 to 2008, Vice President Finance/Controller for Eos Airlines from 2006 to 2007, and Chief Financial Officer for Harrington Bank in Chapel Hill, NC from 2001 to 2005.

AVAILABLE INFORMATION

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, available free of charge on its internet website www.mfbonline.com, as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”). Any materials that the Company files with the SEC may be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are accessible on the SEC’s website at www.sec.gov.

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

M&F BANCORP, INC. AND SUBSIDIARY

Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation may be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

Insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance fund as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding Company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Mergers and Acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) generally permits interstate acquisitions of banks and bank holding companies without geographic limitation, subject to the following:

•	Any state requirement that the bank has been organized for a minimum period of time, not to exceed five years; and

•

The bank holding Company, prior to, or following the proposed acquisition, controls no more than 10% of the total amount of deposits of insured depository institutions in the U.S. and no more than 30% of such deposits in any state (or such lesser or greater amount set by state law).

In addition, the IBBEA permits a bank to merge with a bank in another state as long as neither of the states has opted out of the IBBEA prior to May 31, 1997. The state of NC has not opted out of the IBBEA. In addition, the IBBEA provides that a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo interstate branching. NC law permits interstate de novo branching where the bank’s home state has reciprocal provisions.

Federal Securities Law. The Company’s common stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Act”). As a result, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company. The regulatory compliance burden of being a publicly traded Company has increased significantly over the last several years.

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority presents the Company with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

M&F BANCORP, INC. AND SUBSIDIARY

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

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because Sarbanes-Oxley, for the most part, applies equally to larger and smaller public companies, the Company will be presented with additional challenges as a smaller financial institution seeking to compete with larger financial institutions in its market. In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 9A(T). In October 2009, the SEC announced (with respect to certain categories of reporting companies, including the Company) a delay in requiring the filing of an attestation of the Company’s registered public accounting firm regarding internal control over financial reporting until the first fiscal year ending after June 15, 2010.

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

As a result of the Company’s ownership of the Bank, the Company is registered under the bank holding Company laws of NC. Accordingly, the Company is also subject to supervision and regulation by the NC Commissioner of Banks (the “Commissioner”).

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

M&F BANCORP, INC. AND SUBSIDIARY

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio (“Leverage Ratio”) of Tier 1 capital to adjusted average quarterly assets less certain amounts equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four and five percent.

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

As of December 31, 2009, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 14.33%, 15.58% and 13.00%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2008 were 9.36%, 10.60% and 8.41%, respectively.

Dividend and Repurchase Limitations. The Company must obtain Federal Reserve approval prior to repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. In addition, as a bank holding company, the Company is required to adhere to the Federal Reserve’s Policy Statement on Payment of Cash Dividends, which generally requires bank holding companies to act as a source of strength and not place undue burden on subsidiary banks.

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

Under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended, the Treasury implemented the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (the “CPP”) is a part. In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”), constituting 5% of the Company’s risk-weighted assets. As a condition of the CPP, except with the Treasury’s prior approval, the Company is generally prohibited from repurchasing its common stock until the earlier of June 2012 or until the Treasury no longer owns any of the Series A Preferred Stock (the “Restriction Period”). In addition, except with the Treasury’s prior approval, during the Restriction Period, the Company is restricted from increasing its quarterly cash dividend on its common stock above the last quarterly dividend ($0.05) declared prior to November 17, 2008.

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

M&F BANCORP, INC. AND SUBSIDIARY

Bank Regulation

The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the Commissioner and the FDIC. The FDIC and the Commissioner regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment of branches, mergers, consolidations and other similar corporate actions. They have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the Commissioner regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, capital adequacy, loss reserves and compliance with the Community Reinvestment Act (“CRA”) as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are subject to state usury laws and certain federal laws concerning interest rates.

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

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the Deposit Insurance Fund (the “DIF”) to return to a reserve ratio of 1.15% within eight years as mandated by statute, and simultaneously adopted higher annual risk-based assessment rates effective January 1, 2011. In 2009, with the bank failures and projected bank failures, the DIF’s liquid assets have been used to protect depositors of failed institutions. The FDIC determined it needs to have more liquidity to fund future failures. Pursuant to this Amended Plan being adopted, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, as estimated by the FDIC. The FDIC allowed institutions to request an exemption for paying the advanced assessment if the payment thereof was deemed to potentially create undue hardship or liquidity issues for the institution. In December 2009, the Bank requested and received an exemption for the prepayment of the premiums.

In 2008, the FDIC increased the insurance limits under the DIF up to a maximum of $250,000 from the previous maximum of $100,000 per insured depositor. The new limit is effective until December 31, 2013, when the maximum is scheduled to revert to $100,000, except on certain retirement accounts that are expected to retain the $250,000 limit. The Company and the Bank have “opted in” to the Temporary Liquidity Guarantee Program (“TLGP”), established by the FDIC on October 14, 2008 to provide unlimited FDIC insurance on non-interest bearing deposit accounts and NOW accounts paying interest at a rate no higher than 50 basis points (“bps”). This program continues until June 30, 2010.

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

A central feature of FDICIA is the requirement that the federal banking agencies take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. Pursuant to FDICIA, the federal bank regulatory authorities have adopted regulations setting forth a five-tiered system for measuring the capital adequacy of the depository institutions that they supervise. Under these regulations, a depository institution is classified in one of the following capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating with respect to asset quality, management, earnings or liquidity. FDICIA provides the federal banking agencies with significantly expanded powers to take enforcement action against institutions which fail to

M&F BANCORP, INC. AND SUBSIDIARY

comply with capital or other standards. Such action may include the termination of deposit insurance by the FDIC or the appointment of a receiver or conservator for the institution. FDICIA authorized the FDIC to revise the risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2009.

Community Reinvestment Act (“CRA”). Under the CRA, as implemented by regulations of the FDIC, an insured institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop, consistent with the CRA, the types of products and services that it believes are best suited to its particular community. The CRA requires the federal banking regulators, in connection with their examinations of insured institutions, to assess the institutions’ records of meeting the credit needs of their communities, using the ratings of “outstanding”, “satisfactory”, “needs to improve”, or “substantial noncompliance”, and to take that record into account in its evaluation of certain applications by those institutions. The CRA assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding Company applying for approval to acquire a bank or other bank holding Company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding Company, and such records may be the basis for denying the application. All institutions are required to make public disclosure of their CRA performance ratings. The Bank received an “outstanding” rating in its last CRA examination, which was conducted during December 2009 and January 2010.

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

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.18% (or 18 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement. On December 31, 2009, the Bank was in compliance with this requirement.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

Emergency Economic Stabilization Act of 2008. Under the EESA, the Treasury implemented the TARP, of which the CPP is a part. Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the Treasury. Eligible institutions generally applied to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. Smaller community banks and bank holding companies, such as the Company, were later allowed to issue preferred stock up to 5% of the institution’s risk weighted assets. At the 2009 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s articles of incorporation authorizing the issuance of shares of preferred stock, and so enabling the Company to participate in the CPP.

The Treasury was given discretion to exempt certain financial institutions from having to issue warrants. The Treasury elected to exercise its discretion in favor of those financial institutions that are certified as CDFIs, and for whom the CPP investment was $50 million or less. Accordingly, because the Bank is a CDFI, the Company was exempted from issuing warrants.

In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Preferred Stock, constituting 5% of the Company’s risk-weighted assets.

The Series A Preferred Stock ranks senior to the Company’s common stock and pays a cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividends with respect to common stock, or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). Further, during the Restriction Period, except with the Treasury’s prior approval, the Company is restricted from increasing dividends on its common stock above the dividend rate of $0.05 per share, and is generally prohibited from repurchasing its common stock. The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock, and the right to elect two directors to the Board of the Company in the event that dividends payable on the shares of Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive. The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements. The difference between the initial value allocated to the Series A Preferred Stock of $11.717 million and the liquidation value of $11.735 million will be charged to professional fees and accreted to preferred stock over the first five years after the issuance of the preferred stock. Thus, at the end of the five year accretion period, the preferred stock balance will equal the liquidation value of $11.735 million.

On February 3, 2010, the Obama Administration announced final terms for a new TARP program designed for CDFIs. Under the Community Development Capital Initiative (“CDCI”), eligible CDFIs currently participating in the CPP would be permitted to exchange the preferred stock issued under the CPP for preferred stock to be issued under the CDCI. Under the CDCI program, an initial dividend rate of 2% would apply for a period of eight years, as opposed to the original CPP terms of 5% for five years, thereafter moving to 9%.

Executive Compensation. The EESA, as amended by the American Recovery and Reinvestment Act (“ARRA”), which was signed into law on February 17, 2009, introduced extensive restrictions on executive compensation arrangements of financial institutions participating in the CPP. On June 15, 2009, the Treasury published the Interim Final Rules in the Federal Register, which further supplement these executive compensation restrictions.

M&F BANCORP, INC. AND SUBSIDIARY

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

The Bank is subject to examination by the FDIC and the Commissioner. The 2009 final report of examination by the FDIC and Commissioner has not been received as of the date of this filing. Management is not aware of any material items that would affect the financial statements or supporting footnote disclosures. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, fair credit reporting laws and laws relating to branch banking. The Bank, as an insured NC commercial bank, is prohibited from engaging as a principal in activities that are not permitted for national banks, unless (i) the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

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

The Company’s business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, U.S. and North Carolina economies are continuing to experience significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease in deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•	a decreased ability to raise additional capital on terms acceptable to us or at all; or

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.

M&F BANCORP, INC. AND SUBSIDIARY

Market developments may adversely affect our industry, business and results of operations. Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The Company has experienced significant challenges, its credit quality has deteriorated and its net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date the Company and the Bank remain “well capitalized,” and have performed better than many of their peers, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

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

Increases in FDIC insurance premiums may adversely affect the Company’s net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted two temporary programs to further insure customer deposits at FDIC insured banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. The FDIC exempted the Bank from this prepayment requirement, and the Bank continues to pay these premiums on a quarterly basis. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

Additional requirements under our regulatory framework, especially those imposed under ARRA, EESA or other legislation or regulations intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

Our participation in the CPP imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets. In June, 2009, we issued and sold 11,735 shares of Series A Preferred Stock to Treasury as part of its CPP. Prior to June 2012, unless we have redeemed all of the Series A Preferred Stock or Treasury has transferred all of the Series A Preferred Stock to a third party, the Securities Purchase Agreement pursuant to which such securities were sold, among other things, limits the payment of dividends on our common stock to a maximum quarterly dividend of $0.05 per share without prior regulatory approval, limits our ability to repurchase shares of our common stock (with certain exceptions), and grants the holders of such securities certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. In addition, unless we are able to redeem the Series A Preferred Stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% to 9%. Depending on market conditions at the time, this increase in dividends could significantly impact our liquidity.

M&F BANCORP, INC. AND SUBSIDIARY

The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees. In the case of a company such as the Company that received CPP funds, the ARRA, and subsequent regulations issued by Treasury, contain restrictions on bonus and other incentive compensation payable to the company’s senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. If this were to occur, our businesses and results of operations could be adversely affected.

The Company is subject to extensive governmental regulation, which could have an adverse impact on our operations. The banking industry is extensively regulated and supervised under both federal and state law. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company is subject to supervision and periodic examination by the Federal Reserve and the Commissioner. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the Commissioner. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in the Company, by restricting the Company’s activities, such as: the Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Given the recent disruption in the financial markets and regulatory initiatives that have been proposed by the Obama administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in additional programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect:

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

The Company relies on dividends from the Bank for most of its revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common and preferred stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company’s common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1 “Business — Supervision and Regulation”.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2009, our loans secured by commercial real estate totaled $135.2 million, which represented 64.37% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. For the year ended December 31, 2009, we had net charge-offs of $1.3 million, an increase of $0.9 million when compared to the year ended December 31, 2008. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

The Bank is Subject to interest rate risk. The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities. See Asset/Liability Management in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for the Company and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect the Bank’s results of operations.

The Company could violate debt covenants. The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the Acquisition. The Line of Credit is secured by a pledge of Bank stock. During 2009, the maximum outstanding balance on under the Line of Credit was $0.5 million, with no balance outstanding as of December 31, 2009. The Line of Credit agreement requires the Company to satisfy certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. Also, the lender may declare the Company to be in default, in which case it may accelerate payment of the Line of Credit and sell the pledged Bank stock (subject to its receipt of necessary regulatory approvals). As of December 31, 2009, the Company was not in compliance with some of these requirements, and requested and received a waiver of certain conditions in order to pay its stockholders a dividend for the fourth quarter. In the event that the Company defaults on the Line of Credit again, the lender may choose not to waive the requirements or the default, and choose instead to accelerate payment of the Line of Credit and sell the pledged Bank stock and/or deny the Company’s request to pay a dividend, any of which would have a material adverse effect on the Company.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may also rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on CDARS ® reciprocal deposits, FHLB advances, and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

From time to time the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.

Technological advances impact the Company’s business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. the Company’s future success will depend, in part, on our ability to address the needs of the Bank’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

M&F BANCORP, INC. AND SUBSIDIARY

Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Recommendations by securities analysts;

•	Operating results and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

•	Changes in government regulations.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of operating results.

Unpredictable catastrophic events could have a material adverse effect on the Company. The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires and other catastrophes could adversely affect the Company’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by the Bank. The incidence and severity of catastrophes are inherently unpredictable. Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company’s earnings and cause volatility in its financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and/or results of operations.

The Company’s trading volume is low compared with larger national and regional banks. The Company’s common stock is quoted on the Over The Counter Bulletin Board. The trading volume of the Company’s common stock is low when compared with more seasoned companies listed on the NASDAQ, the NYSE or other consolidated reporting systems or stock exchanges. Thus, the market in the Company’s common stock is limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

The Company has issued preferred stock, which ranks senior to our common stock. The Company has issued 11,735 shares of Series A Preferred Stock. This series of preferred stock ranks senior to shares of our common stock. As a result, the Company must make dividend payments on the preferred stock before any dividends can be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders the preferred stock must be satisfied before any distributions can be made on the common stock. If the Company does not remain current in the payment of dividends on the Series A Preferred Stock, no dividends may be paid on the common stock.

Our preferred stock reduces net income available to holders of our common stock and earnings per common share. The dividends declared on our preferred stock will reduce any net income available to holders of common stock and our earnings per common share. The preferred stock will also receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

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

The Bank has credit risks with some of its deposits. The Bank holds deposits that exceed the FDIC federally insured balance at certain financial institutions. The Bank may lose all uninsured balances if one of the correspondent banks fails without warning. As of December 31, 2009, the Bank has deposits that exceed the federally insured limit by $7.6 and $15.5 million.

M&F BANCORP, INC. AND SUBSIDIARY

Item 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

At December 31, 2009, the Company conducted its business from its corporate office in Durham, NC, and its seven branch offices in Durham, Raleigh, Charlotte, Greensboro and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank’s properties as of December 31, 2009. Rent expense incurred by the Bank under ongoing leases totaled approximately $46 thousand for the year ended December 31, 2009. Total rent expense for the year ended December 31, 2009 totaled $53 thousand.

Address	Services	Owned	Leased
2634 Durham Chapel Hill Blvd Durham, NC	Corporate Offices	✓
116 West Parrish Street Durham, NC	Branch/ATM		✓
2705 Durham Chapel Hill Blvd Durham, NC	Branch/ATM	✓
13 East Hargett St Raleigh, NC	Branch	✓
1824 Rock Quarry Road Raleigh, NC	Branch/ATM		✓
101 Beatties Ford Road Charlotte, NC	Branch/ATM	✓
770 Martin Luther King Jr. Drive Winston Salem, NC	Branch/ATM	✓
100 South Murrow Boulevard Greensboro, NC	Branch/ATM	✓

Management considers all of these properties to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Notes 8 and 10 to the Consolidated Financial Statements, included in Item 8 herein.

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

ITEM 4. N/A

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MFBP”.

As of February 24, 2010, there were 2,031,337 shares of the Company’s common stock outstanding, which were held by 990 stockholders of record (not including persons or entities whose stock is held in nominee or ‘street’ name through various brokerage firms or banks). The following table shows the high and low sale price of the Company’s common stock for the previous eight quarters, as well as the per share amount of cash dividends paid per share for the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

M&F BANCORP, INC. AND SUBSIDIARY

Quarterly Common Stock Market Price Ranges and Dividends

2009 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$5.20	$3.50	$2.84	$2.75
Low	1.75	1.50	2.22	1.55

Cash dividends declared per share	0.025	0.025	0.025	0.025

2008 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$7.75	$8.50	$7.98	$5.75
Low	4.61	5.15	4.00	2.25

Cash dividends declared per share	0.05	0.05	0.05	0.05

Dividends. See “Item 1. Description of Business – Supervision and Regulation – Dividend and Repurchase Limitations” above for regulatory and CPP restrictions, which limit the ability of the Company to pay dividends. The Company entered into a $5.0 million revolving line of credit with a correspondent bank in 2008, primarily to fund the Acquisition. The Company is required to satisfy certain fiscal and regulatory criteria for the term of the line of credit, failing which it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of December 31, 2009, the Company was not in compliance with some of these requirements, and requested and received a waiver of certain conditions in order to pay its stockholders a dividend for the fourth quarter. See Note 11 for a more detailed discussion concerning the line of credit.

Dividend Policy. The Company’s stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During fiscal year 2009, the Company declared and paid to its stockholders dividends totaling $0.10 per share (see chart above for declared quarterly dividends). Subject to the regulatory and CPP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company will continue to pay stockholders in the form of quarterly cash dividends, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations. In 2009, the dividends awarded to stockholders accounted for 42.0% of fully diluted earnings per share.

Recent Sales of Unregistered Securities. Except as previously reported in a Current Report on Form 8-K, the Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock within the fourth quarter of 2009.

Equity Compensation Plan. The Company’s stock option plan, and all options granted thereunder, expired as of or before December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company, including balance sheets and operational data as of and for the years ended December 31, 2009, 2008, and 2007 portions of which have been derived from, and is qualified by reference to, the Consolidated Financial Statements and notes thereto included elsewhere in this report, which should be read in conjunction with such Consolidated Financial Statements and notes thereto. The comparability of financial data for these periods has been significantly impacted by the Acquisition of MCSB in 2008.

M&F BANCORP, INC. AND SUBSIDIARY

	As of and for the Years Ended December 31,
(Dollars in thousands)	2009	2008	2007
Selected Balance Sheet Data
Cash and due from banks	$30,313	$13,776	$18,172
Securities	17,699	32,503	43,612
Gross loans	210,111	208,411	146,080
Allowance for loan losses	(3,564)	(2,962)	(1,897)
Total Assets	274,381	271,618	222,218
Deposits	224,807	216,567	172,053
Borrowings	7,766	25,046	24,004
Shareholders’ equity	36,555	24,319	22,160

(Dollars in thousands)
Summary of Operations
Interest income	$14,164	$14,651	$15,288
Interest expense	2,924	4,503	6,378
Net interest income	11,240	10,148	8,910
Provision (credit) for loan losses	1,853	823	(299)
Net interest income after provision for loan losses	9,387	9,325	9,209
Other operating income	2,620	2,366	2,582
Other operating expense	11,250	13,327	10,719
Pre-tax net income (loss) before extraordinary gain	757	(1,636)	1,072
Income tax expense (benefit) before extraordinary gain	97	(825)	145
Extraordinary gain	—	1,712	—
Net income	$660	$901	$927

Preferred dividends	$302	—	—
Per Share Data (1)
Before extraordinary gain:
Net income (loss)-basic and diluted	$0.18	$(0.42)	$0.55
After extraordinary gain:
Net income-basic and diluted	$0.18	$0.46	$0.55
Dividends	0.10	0.20	0.20
Book value per share of common stock (2)	12.22	11.97	13.15
Average common shares outstanding	2,031,337	1,948,220	1,685,646

Selected Ratios
Before extraordinary gain:
Return (loss) on average assets	2.49%	(0.32)%	0.38%
Return (loss) on average shareholders’ equity	21.30	(3.24)	4.25
After extraordinary gain:
Return on average assets	2.49%	0.35%	0.38%
Return on average shareholders’ equity	21.30	3.59	4.25

Dividend payout ratio	55.56%	43.48%	36.36%
Average shareholders’ equity to average total assets	11.71	9.77	8.85
Net interest margin (3)	4.64	4.44	4.08

(1)	available to common stockholders
(2)	shareholders equity reduced for liquidation of preferred stock
(3)	on a tax equivalent basis

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations and financial condition, liquidity, and capital resources than can be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. See Item 1A “Risk Factors” and the cautionary statement on page 2 of this Annual Report on Form 10-K, entitled “Forward-looking Statements.”

OVERVIEW

The Bank is a full-service NC state chartered bank conducting business in the five largest urban areas of NC: Raleigh, the State’s capitol, Durham, Winston-Salem, Greensboro, and Charlotte. Beginning in 2007, the Bank celebrated the 100th anniversary of its founding in 1907 and the opening of its first branch in 1908 on Parrish Street in Durham where the Bank continues to operate a branch. In 1999, the Company was created as a bank holding Company. As of December 31, 2009, the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

On March 28, 2008, the Company completed the Acquisition of MCSB, which had opened its original operation in a teller window of the Bank 84 years previously. Additional information about the Acquisition is set forth in Note 3 to the Consolidated Financial Statements, included in Item 8. The Acquisition affects the comparability of the results of operations for the years ended December 31, 2009 and 2008.

The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When earnings from interest-earning assets approximate or exceed expenses for interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of service charges and ATM fees, rental income, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, marketing, data processing, professional fees, telecommunication and other non-interest expenses.

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

EXECUTIVE SUMMARY

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the global recession that began in 2007 (the “Recession”) and the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Along with other financial institutions, the Company’s stock price has suffered as a result. Management cannot predict when these market difficulties will subside. While the economic downturn and the difficulties it has presented for the Company and others in the banking industry are unprecedented, management believes that the business is cyclical and must be viewed and measured over time. The Company’s primary focus at this time is to manage the business safely during the economic downturn and be poised to take advantage of any market opportunities that may arise.

Because of the Recession, U.S. and foreign governments have acted in attempts to stabilize the financial system. For example, the U.S. government enacted the EESA in 2008, which, among other things, authorized the Treasury to establish the TARP, of which the

M&F BANCORP, INC. AND SUBSIDIARY

CPP is a part. Under the CPP, certain qualifying U.S. financial institutions sold senior preferred stock and warrants to purchase common stock to the Treasury in exchange for a capital infusion. In June 2009, the Company sold 11,735 shares of Series A Preferred Stock to the Treasury for a cash price of $11.7 million. As a CDFI, the Company was exempted from having to issue warrants as part of its participation in the CPP. Recently, the Obama Administration announced final terms for a new TARP program for CDFIs, which among other enhancements, offers to reduce dividend rates.

As discussed in more detail below, the following is a brief summary of the Company’s significant results for the year ended December 31, 2009.

•

Net income before preferred stock dividends was $0.7 million for the year ended December 31, 2009 and $0.9 million for the year ended December 31, 2008. Included in 2008 net income was an extraordinary gain of $1.7 million due to the bargain purchase price from the Acquisition. For the year ended December 31, 2009, net income available to common stockholders was $0.4 million, or $0.18 per common share. For the year ended December 31, 2008, there were no preferred stock dividends; diluted earnings per share after the extraordinary gain was $0.46 per share, with a diluted loss per share before the extraordinary gain of $0.42.

•

Interest income on loans increased by $0.5 million or 3.99% while interest income on investments and cash decreased $1.0 million resulting in total interest income being $0.5 million less in the year ended December 31, 2009 compared to the year ended December 31, 2008.

•

Interest expense on deposits decreased $1.0 million and interest expense on borrowings decreased 0.6 million, resulting in total interest expense being $1.6 million less in the year ended December 31, 2009 compared to the year ended December 31, 2008.

•	Net interest income, due to the above factors, increased $1.1 million in the year ended December 31, 2009 compared to the year ended December 31, 2008.

•

Due to the deteriorating economy and double digit unemployment, some of the Company’s borrowers have failed to meet their obligations for repayment. As a direct result, the provision for loan losses has increased by $1.0 million to $1.9 million for the year ended December 31, 2009, compared to $0.8 million for the year ended December 31, 2008.

•	Other noninterest income increased $0.3 million in 2009 over 2008, mainly due to the sale in 2009 of a closed branch and land owned by the Bank.

•	Noninterest expenses decreased $2.1 million in 2009 over 2008 due to several factors:

•	The Company initiated a cost savings initiative in mid 2008.

•	The Company closed underperforming branches in 2008 and 2009, reducing overhead.

•	The Company reduced headcount in both years as the result of branch closings.

•	In 2008, the Company incurred significant professional and employee expenses as the result of the Acquisition.

•	Preferred stock dividends in 2009 were $0.3 million, compared to no preferred stock dividends in 2008.

•

With the issuance of the Series A Preferred Stock in 2009, the Company’s capital ratios improved over the 2008 levels. The Company, as the sole stockholder of the Bank, provided $7.0 million in additional capital to the Bank in 2009, thus also improving the Bank’s capital ratios over the 2008 levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, investment and intangible asset values, income taxes, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

The Bank’s significant accounting policies are discussed below and in Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Significant Accounting Policies. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Bank’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•

Allowance for Loan Losses – The Bank records an estimated allowance for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends

M&F BANCORP, INC. AND SUBSIDIARY

and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•

Investments – The Bank records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

•

Net income before preferred stock dividends was $0.7 million for the year ended December 31, 2009 and $0.9 million for the year ended December 31, 2008. Net income available to common stockholders for the year ended December 31, 2009 was $0.4 million or $0.18 per share. Included in net income for the year ended December 31, 2008, was an extraordinary gain of $1.7 million due to the bargain purchase price from the Acquisition. Diluted earnings per share after the extraordinary gain for fiscal year 2008 was $0.46 per share. Diluted loss per share before the extraordinary gain was $0.42.

•

Net operating income (loss) before income taxes for the years ended December 31, 2009 and 2008 were $0.8 million and ($1.6) million respectively. The $2.4 million improvement in net operating income in 2009 was the result of several factors:

•	Net interest margin increased from 4.44% for the year ended December 31, 2008 to 4.64% for the year ended December 31, 2009 due to:

•

Average loans outstanding increased $23.6 million in 2009 over 2008, resulting in $1.5 million in additional interest income partially offset by the decrease of $1.0 million from the average rate change from 6.72% in 2008 to 6.21% in 2009.

•

Average interest bearing deposits outstanding increased $11.9 million in 2009 over 2008, resulting in $0.2 million in additional interest expense, offset by the $1.2 million impact of the decrease in the average rate paid for deposits from 2.30% in 2008 to 1.59% in 2009.

•

Average borrowings outstanding in 2009 decreased $11.9 million from the 2008 average balance, and the average rate paid on borrowings decreased from 3.20% in 2008 to 0.82% in 2009, adding $0.6 million to net interest margin in 2009 compared to 2008.

•	Noninterest income improved by $0.3 million in 2009 over 2008, predominantly due to the sale of bank owned property including a branch closed in 2009 and land adjacent to another branch.

•

Noninterest expense improved in 2009 by $2.1 million. All 2009 noninterest categories except director fees and FDIC deposit insurance premiums were below 2008 levels. The director fees increased due to increased board oversight and additional committee meetings. The FDIC deposit insurance premiums increased due to large increases in base rates and a special assessment.

•	Many factors contributed to the operating loss per share in 2008:

•

During the second quarter of 2008, management conducted an in-depth review of the Bank’s fixed assets and recorded an expense in the aggregate amount of $0.3 million, ($0.2 million after tax, or $0.10 cents per share) in connection with a change in estimated useful lives of long-lived assets.

•

To facilitate the transition and integration of MCSB, management elected to hire many former MCSB employees, and to use the transition period during the second quarter to reassess its staffing needs for the larger institution that resulted. Salary expense for the additional and duplicative staff was approximately $0.3 million, and an accrual for severance benefits for those Bank employees whose positions were eliminated totaled approximately $0.1 million. The Bank was required to operate dual core operating systems for approximately six months and continues to incur expenses for ongoing MCSB customer data retention requirements. The Bank leased the former MCSB headquarters facility through mid-September, incurring lease expense of approximately $0.1 million. The Bank’s occupancy expenses further increased as the number of branches operated by the Bank increased from nine to 12 for six months of the year. In September 2008, a part-time branch in Durham, a full-time drive up branch in Charlotte, and the former MCSB headquarters in Durham were closed or consolidated into nearby branches, returning the total number of branches to nine.

M&F BANCORP, INC. AND SUBSIDIARY

•

In December 2008, to improve margins, the Bank prepaid two fixed rate loans with the FHLB, incurring a prepayment penalty of $0.2 million. These loans of $3.9 million and $3.0 million carried fixed interest rates of 4.88% and 4.02% respectively. Both had scheduled maturities in the fourth quarter of 2009. The Bank refinanced these loans with a daily floating rate loan (“DRC”), which may be repaid and re-borrowed on a daily basis to meet cash flow requirements.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses increased $1.1 million, or 10.8%, from $10.1 million for the year ended December 31, 2008, to $11.2 million for the year ended December 31, 2009. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2009 were $247.0 million, up 4.9% compared to $235.4 million for the year ended December 31, 2008. On a fully taxable equivalent (“TE”) basis, net interest margin was 4.64% and 4.44% for the years ended December 31, 2009 and 2008, respectively. The net interest spread increased 5 bps to 4.01% for the year ended December 31, 2009, from 3.96% for the year ended December 31, 2008. The yield on average interest-earning assets was 5.57% and 6.36% for the years ended December 31, 2009 and 2008, respectively, a decrease of 79 bps, while the interest rate on average interest-bearing liabilities for those periods was 1.56% and 2.40%, respectively, a decrease of 84 bps due to the ongoing low interest rate environment.

The Company’s balance sheet remains asset sensitive and, as a result, its interest-earning assets reprice faster than its interest-bearing liabilities. As time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these deposits.

Interest income decreased 3.32% for the year ended December 31, 2009 to $14.2 million, from $14.7 million for the year ended December 31, 2008. The average balances of loans, which had overall yields of 6.21% for the year ended December 31, 2009 and 6.72% for the year ended December 31, 2008, respectively, increased from $187.4 million for the year ended December 31, 2008 to $211.0 million for the year ended December 31, 2009. The average balance of investment securities decreased $13.2 million from $36.6 million for the year ended December 31, 2008 to $23.4 million for the year ended December 31, 2009. The TE yield on investment securities increased from 6.14% for the year ended December 31, 2008 to 6.29% for the year ended December 31, 2009. The average balances of federal funds and other short-term investments increased from $11.3 million for the year ended December 31, 2008 to $12.6 million for the year ended December 31, 2009, and the average yield in this category decreased 193 bps from 2.17% to 0.24% over the same time period as a result of the decrease in short-term interest rates.

Interest expense decreased 35.07% for the year ended December 31, 2009, to $2.9 million, from $4.5 million for the year ended December 31, 2008, principally as a result of the early repayment of $6.9 million of FHLB debt, which carried 4.88% and 4.02% interest rates, and the ongoing low interest rate environment. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $167.2 million for the year ended December 31, 2008, to $179.2 million for the year ended December 31, 2009. The average rate paid on interest-bearing deposits decreased 71 bps from 2.30% for the year ended December 31, 2008 to 1.59% for the year ended December 31, 2009, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 3.20% for the year ended December 31, 2008 to 0.82% for the year ended December 31, 2009. The average borrowings outstanding decreased from $20.5 million for the year ended December 31, 2008 to $8.6 million for the year ended December 31, 2009. The interest expense on borrowed funds decreased from $0.7 million in 2008 to $0.1 million in 2009, reflecting lower rates and lower average balances.

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

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

For the Years Ended December 31, 2009 and 2008

(Dollars in thousands)	2009			2008
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$211,046	$13,096	6.21%	$187,433	$12,593	6.72%
Taxable securities	13,387	623	4.65	22,530	1,242	5.51
Nontaxable securities(2)	9,996	415	6.29	14,057	570	6.14
Federal funds sold and other interest on short-term investments	12,570	30	0.24	11,341	246	2.17

Total interest earning assets	246,999	14,164	5.57%	235,361	14,651	6.36%
Cash and due from banks	2,115			2,816
Other assets	18,621			20,838
Allowance for loan losses	(3,188)			(2,451)

Total assets	$264,547			$256,564

Liabilities and Equity
Savings deposits	$29,467	$58	0.20%	$29,236	$134	0.46%
Interest-bearing demand deposits	46,682	345	0.74	50,093	811	1.62
Time deposits	103,032	2,450	2.38	87,920	2,902	3.30

Total interest-bearing deposits	179,181	2,853	1.59	167,249	3,846	2.30
Borrowed funds	8,602	70	0.82	20,509	657	3.20

Total interest-bearing liabilities	187,783	2,923	1.56%	187,758	4,503	2.40%
Non-interest-bearing deposits	39,811			39,416
Other liabilities	5,964			4,324

Total liabilities	233,558			231,498
Shareholders’ equity	30,989			25,066

Total liabilities and shareholders’ equity	$264,547			$256,564

Net interest income		$11,241			$10,148

Non-taxable securities		415			570
Tax equivalent amount at 38.55% tax rate		160			220

Tax equivalent adjustment (3)		222			304

Tax equivalent net interest income		$11,462			$10,452

Net interest spread (4)			4.01%			3.96%
Net interest margin (5)		4.64%			4.44%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

M&F BANCORP, INC. AND SUBSIDIARY

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rate, which are changes in the average rate multiplied by the average volume for the previous period;

•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and

•	Total change, which is the sum of the previous columns.

Rate and Volume Variance Analysis

	For the Years Ended December 31, 2009 vs. 2008
(Dollars in thousands)	Rate	Volume	Total (1)

Interest income:
Loans receivable (2) (3)	$(962)	$1,465	$503
Taxable securities	(193)	(426)	(619)
Nontaxable securities	14	(169)	(155)
Federal funds sold	(219)	3	(216)

Total interest income	(1,361)	874	(487)
Interest expense:
Interest-bearing deposits	(1,182)	190	(992)
Borrowed funds	(490)	(97)	(587)

Total interest expense	(1,672)	93	(1,579)

Net interest income	$312	$780	$1,092

(1)	The changes in rates and volumes account for the total changes in interest income and interest expense.
(2)	The interest income that would have been reflected on non-accruing loans is excluded from this analysis.
(3)	Loan fees included in interest income earned on loans for 2009 and 2008 were $0.3 million and $0.2 million, respectively.

Provision and Allowance for Loan Losses. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses are charged to this allowance, rather than reported as a direct expense. As of December 31, 2009, the allowance for loan losses was $3.6 million compared to $3.0 million for the year ended December 31, 2008, an increase of $0.6 million, which represented approximately 1.70% and 1.42% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at December 31, 2009 were 4.07% of total assets compared to 2.13% at December 31, 2008. Nonperforming loans as percentage of total loans at the end of 2009 was 5.32% compared to 2.77% at December 31, 2008.

Of the non-accruing loans totaling $9.0 million at December 31, 2009, 84.7% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. In addition, two borrowers whose loans are classified as troubled debt restructurings (“TDRs”), with combined outstanding balances at December 31, 2009 of $3.7 million or 41.5% of the non-accruing loans, are making payments as agreed. If these borrowers continue to perform, the loans will return to accrual status in 2010. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type. The quantitative loss history has previously utilized up to seven years of activity, however due to the Recession, the Company determined it appropriate to shorten the history to the two year period since the Recession began in 2007, for the 2009 reserve. The non-homogenous impaired loans under Accounting Standards Codification (“ASC”) Section 310 Receivables (“ASC 310”), including TDRs, are reviewed individually for impairment. The quantitative loss experiences by loan type are then applied against the unimpaired loan balances and homogenous impaired balances to determine the quantitative reserve under Section 450 of the ASC, Intangibles—Goodwill and Other (“ASC

M&F BANCORP, INC. AND SUBSIDIARY

450”). A separate analysis calculation based on qualitative factors, including (i) policy, underwriting, charge-off and collection (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each ASC 450 loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors in its quarterly review with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio. The Company also applies additional qualitative factors for specific mention, substandard, and doubtful loans not identified as impaired under ASC 310, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

Loans are placed on non-accrual status when the scheduled payments reach 90 days past due. Loans are charged-off, with Board approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except through foreclosure, have been exhausted. The Company continues its collection efforts subsequent to charge-off, which results in some recoveries each year.

The amount of the allowance for loan losses is established based on management’s estimate of the inherent risks associated with lending activities, estimated fair value of collateral, past experience and present indicators such as delinquency rates and current market conditions. In 2009 the provision for loan losses increased to $1.9 million from the 2008 level of $0.8 million, mainly due to a large TDR relationship that has not performed under the revised terms of the loan, for which management expects repayment solely from the underlying collateral.

In 2008, in connection with the Acquisition, the Company added $0.7 million to the allowance for loan losses from MCSB’s recorded allowance for loan losses.

Management has allocated the allowance for loan losses by category, as shown in the following table. This allocation is based on management’s assessment of the risks associated with the different types of lending activities.

(Dollars in thousands)	As of December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$1,347	0.64%	$124	0.06%	$71	0.05%	$131	0.08%	$121	0.07%
Real estate construction	176	0.08%	108	0.05%	117	0.08%	188	0.11%	353	0.21%
Consumer and other	143	0.07%	164	0.08%	111	0.08%	60	0.04%	137	0.08%
Real estate mortgage	1,898	0.91%	2,566	1.23%	1,598	1.09%	2,122	1.31%	2,310	1.37%

	$3,564	1.70%	$2,962	1.42%	$1,897	1.30%	$2,501	1.54%	$2,921	1.73%

In 2009, management changed its loan-related disclosure classifications in its financial reports to better reflect the underlying collateral risk within the loan portfolio and to more closely align its financial disclosures with internally monitored classifications. For the above table, management has presented data from all periods to reflect this updated classification. However, for the allocation of the allowance for loan losses, historical data for certain years was not available for purposes of applying a consistent allocation methodology. Thus, the Company has presented the allocation of the allowance for loan losses, consistent with the allocation methodology used in previous financial reports, for the past five years in the table above. The following table presents the allowance for loan losses, allocated according to the updated classifications as of December 31, 2009:

(Dollars in thousands)	December 31, 2009
	Loan Balances		Allowance
Commercial	$8,605	4.10%	$515	14.45%
Real estate construction	16,987	8.08	176	4.94
Consumer	5,891	2.80	122	3.42
Commercial real estate	135,249	64.37	2,238	62.79
Consumer real estate mortgage	42,706	20.33	485	13.61
Other	673	0.32	28	0.79

	$210,111	100.00%	$3,564	100.00%

The Company experienced $1.3 million in net loans charged-off for the year ended December 31, 2009 compared to $0.4 million in net loan charge-offs for the year ended December 31, 2008. Net loan charge-offs as a percent of average loan balances outstanding increased from 0.23% for the year ended December 31, 2008 to 0.59% for the year ended December 31, 2009. One commercial loan relationship, a non-accruing TDR, represented $0.8 million of the net loans charged-off in 2009.

M&F BANCORP, INC. AND SUBSIDIARY

The following table shows changes in the allowance for loan losses arising from loans charged-off and recoveries on loans previously charged-off by loan category and additions to the allowance that have been charged to expenses.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Average amount of loans outstanding, net of unearned income/expense	$211,046	$187,433	$149,436	$163,598	$165,147
Amount of loans outstanding at year end, net of unearned income	210,111	208,411	146,080	161,514	165,228

Allowance for loan losses:
Balance at beginning of year	2,962	1,897	2,501	2,921	2,512
Adjustment for loans acquired	—	681	—	—	—
Loans charged off:
Commercial	881	2	6	57	13
Real estate construction	—	—	3	—	—
Consumer and other	59	181	100	129	117
Real estate mortgage	312	299	284	272	190

Total charge-offs	1,252	482	390	458	320

Recoveries of loans previously charged off:
Commercial	18	—	—	13	—
Real estate construction	—	—	—	—	—
Consumer and other	14	14	16	43	69
Real estate mortgage	7	29	69	31	5

Total charge-offs	39	43	85	87	74

Net loans charged off	1,213	439	305	371	246
Bounce protection charge-offs (net)	38	—	—	—	—
Provision (credit) for loan losses	1,853	823	(299)	(49)	655

Balance at end of year (1)	$3,564	$2,962	$1,897	$2,501	$2,921

(1)	The allowance for loan losses does not include the amount reserved for contingent off-balance sheet items which is reflected in other liabilities.

The following table shows the breakdown by loan type of nonperforming assets.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2009	2008

Loans contractually past due 90 days or more and/or on nonaccrual status (1)
Commercial	$1,263	$233
Real estate construction	681	1,001
Consumer	0	8
Real estate mortgage	7,055	3,363

Total nonaccrual loans	8,999	4,605
Foreclosed properties	2,176	1,175

Total nonperforming assets	$11,175	$5,780

Accruing loans which are contractually past due 90 days or more	—	—
Nonperforming assets to:
Loans outstanding at end of year	5.32%	2.77%
Total assets at end of year	4.07	2.13
Allowance for loan losses as a percent of nonperforming assets	31.89	51.25

(1)	See Summary of Significant Accounting Policies for a discussion of the Company’s process for classifying loans on nonaccrual status.

The following schedule shows the five year history of non-accruing and nonperforming assets.

(Dollars in thousands)	As of December 31,
	2009	2008	2007	2006	2005
Non-accruing loans	$8,999	$4,605	$1,543	$405	$4,678
Loans past 90 days and still accruing	—	—	—	39	559
Other real estate owned	2,176	1,175	338	951	544

Total nonperforming assets	$11,175	$5,780	$1,881	$1,395	$5,781

Nonperforming assets to total loans	5.32%	2.77%	1.29%	0.86%	3.44%
Nonperforming assets to total assets	4.07	2.13	0.85	0.52	2.35
Allowance for loan losses as a percent of nonperforming assets	31.89	51.25	100.85	179.28	50.53

M&F BANCORP, INC. AND SUBSIDIARY

If the $9.0 million in nonaccrual loans had been current in accordance with their original terms, additional gross interest income of $0.7 million would have been recorded for the year ended December 31, 2009. Of the non-accruing loans totaling $9.0 million at December 31, 2009, 84.7% of outstanding balances are secured by real estate, which management believes mitigates the risk of loss. In addition, two borrowers whose loans are classified as TDRs, with combined outstanding balances at December 31, 2009 of $3.7 million or 41.5% of the non-accruing loans, are making payments as agreed. If these borrowers, included in real estate mortgages in the table above, continue to perform, the loans will return to accrual status in 2010.

The table below shows non-performing loans adjusted for the two borrowers that are performing under their TDR agreements.

2009
Non-accruing loans	$8,999
Less performing TDRs	3,571

Net non-accruing	5,428
Other real estate owned	2,176

Total non-performing loans, as adjusted	$7,604

Adjusted nonperforming assets to total loans	3.62
Adjusted nonperforming assets to total assets	2.77
Allowance for loan losses as a percent of nonperforming assets	46.87

During 2009, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral-dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans as shown in the table below:

(Dollars in thousands)	Original Loan Balance	Direct Charge-off	Adjusted Loan Balance	Principal % Charged-off
Commercial non-real estate	$2,017	$754	$1,263	37.39%
Commercial real estate	114	7	107	6.14

Total	$2,131	$761	$1,370	35.71%

If the above direct charge-offs had not been recorded, the Allowance for Loan Losses would have been $4,325 at December 31, 2009, or would have covered 38.7% of non-performing loans, and 554.82% of non-performing loans adjusted for the TDRs that are performing under the revised agreements.

The adjustments reduced the loan carrying values as shown, with the offset to the allowance for loan losses.

Loans totaling $10.2 million were classified as impaired, which includes all loans classified as TDRs, as of December 31, 2009 and December 31, 2008. The majority of the Bank’s nonperforming loans are secured by real estate collateral, which management believes mitigates our exposure to losses compared to those loans that are unsecured or collateralized with other types of assets. All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded. The Company obtains updated appraisals or business valuations for impaired loans and significant foreclosed assets at least annually. If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly. Of the non-accrual loans in the table below, $3.1 million are included in the impaired amounts shown, and $4.9 million are included in the TDRs amounts shown. The remaining $1.0 million of non-accruals are homogenous loans and, in accordance with ASC 310, there is no specific reserve calculated for homogenous loans. The table below provides details of the non-accrual loans, impaired loans, and TDRs secured by real estate at December 31, 2009:

(Dollars in thousands)	Real estate secured	Not secured by real estate	Total	% of total secured by real estate
Non-accrual	$7,620	$1,378	$8,999	84.68%

(Dollars in thousands)	Real estate secured	Not secured by real estate	Total	% of total secured by real estate
Impaired	$3,212	$—	$3,212	100.00%
TDRs	5,715	1,263	6,978	81.90

M&F BANCORP, INC. AND SUBSIDIARY

The following table shows the details of impaired loans for the years ended December 31, 2009 and 2008:

	Impaired and TDR Loans
	As of December 31,
	2009		2008
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans:
Commercial real estate secured	$1,607	$35	$1,796	$250
Commercial other	—	—	—	—
Consumer real estate secured	1,605	—	2,846	—
Consumer other	—	—	—	—

	$3,212	$35	$4,642	$250

TDRs
Commercial real estate secured	$5,488	$203	$3,441	$—
Commercial other	1,263	—	2,017	—
Consumer real estate secured	227	—	104	1
Consumer other	—	—	—	—

	$6,978	$203	$5,562	$1

Noninterest Income. Noninterest income increased 10.7% to $2.6 million from $2.4 million for years ended December 31, 2009 and 2008, respectively. In the year ended December 31, 2009, the Bank sold two bank-owned facilities, a closed branch in Durham, NC and a parcel of land that was originally acquired with another branch, for a net gain on sale of $0.3 million, which accounted for the majority of the increase in noninterest income. In addition, the Bank recorded an other-than-temporary impairment on an equity investment of $0.1 million which reduced other noninterest income in 2009.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 15.6% to $11.3 million for the year ended December 31, 2009 from $13.3 million for the year ended December 31, 2008. The decrease in noninterest expense was impacted by expenses reflected in the year ended December 31, 2008 related to (i) the Acquisition and integration of MCSB in 2008, (ii) a change in estimated useful lives of fixed assets, and (iii) severance costs associated with both the Acquisition and the closing/consolidation of branches during the third quarter of 2008.

Salary and employee benefits expenses for the years ended December 31, 2009 and 2008 were $5.5 million and $5.7 million, respectively. The full time equivalent employees decreased from 86 as of December 31, 2008 to 69 as of December 31, 2009. During 2008, all former MCSB employees except certain executives, were offered the opportunity to transition to employees of the Bank. At its peak in June 2008, the Bank had 106 employees, of whom four were part-time tellers. Total salaries decreased by $0.4 million in 2009 from the 2008 level, mainly due to reduced headcount. Benefits increased $0.3 million in 2009 compared to 2008, primarily due to increased retirement benefit costs for adjustments related to decreases in the stock market that began in late 2008. The Company incurred $0.1 million in severance expenses in both 2009 and 2008 related to the reductions in workforce of the Bank’s employees associated with branch closures and corporate staff reductions.

Occupancy expense decreased $0.6 million in the year ended December 31, 2009 from the same period in 2008. Depreciation and amortization expenses decreased $0.3 million to $0.5 million for the year ended December 31, 2009 from $0.8 million for the year ended December 31, 2008, primarily due to the change made in 2008 in estimated useful lives of computer equipment, which

M&F BANCORP, INC. AND SUBSIDIARY

management determined would have become obsolete prior to being fully depreciated. Rental expenses decreased in 2009 from the 2008 level due to costs incurred in 2008 for the former MCSB headquarters and a part-time branch which were both closed in mid-September 2008, and a branch in Charlotte that was closed in July 2009. Associated with these branch closures in 2008 and 2009, maintenance, repairs, and cleaning expenses decreased by $0.2 million in 2009. In addition, the Company took over management of its headquarters building from an outsourced vendor in 2009 resulting in $0.1 million in savings in 2009 from the 2008 cost of their services. Real estate taxes, equipment rental expense, and other equipment expense increased a combined total of $0.1 million in 2009 over the 2008 costs, in part due to the addition of two branches in 2008 from the Acquisition as well as higher foreclosed real estate in 2009, resulting in higher real estate taxes.

Data processing and communications costs decreased from $0.8 million in 2008 to $0.7 million in 2009, mainly due to decreased telephone costs of $0.1 million from the decrease in branches and costs incurred in 2008 for the Acquisition.

Directors and advisory board fees increased slightly in 2009 due to increased Board oversight and additional committee meetings. Professional fees decreased $0.4 million in 2009 below that of 2008. Consultant costs decreased by $0.1 million, temporary help decreased $0.1 million, and audit costs decreased $0.2 million in 2009 from 2008 levels as the result of cost containment measures and no acquisition in 2009.

The Company incurred merger related expenses totaling $0.3 million in 2008, related to pre- and post-integration costs that did not qualify for capitalization.

In 2009, FDIC insurance premiums increased over 2008, including a regular insurance premium increase of $0.5 million and a special assessment of $0.1 million.

Other expenses decreased $0.6 million for the year ended December 31, 2009 from the year ended December 31, 2008. Costs related to the Acquisition and operating more branches, such as additional forms, background checks, and training were $0.1 million in 2008. Marketing expenses decreased $0.3 million in 2009 from 2008. Also in 2008, the Bank pre-paid certain long-term debt, incurring pre-payment penalties of $0.2 million, in return for improving ongoing net interest margins.

Provision for Income Taxes. The Company recorded an income tax expense of $0.2 million, an increase of $1.0 million for the year ended December 31, 2009 from the income tax benefit of $0.8 million for the year ended December 31, 2008. The increase in income tax expense is primarily due to the change in pretax earnings which increased from an operating loss of $1.6 million for the year ended December 31, 2008 to an operating income of $0.8 million for the year ended December 31, 2009. The overall effective rate increased from a tax benefit of 50.4% in 2008 to a tax expense of 17.2% in 2009. The large variation is attributable to the effect of the temporary and permanent differences on the operating loss of 2008.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s assets and liabilities during 2009 and 2008 reflect the assets and liabilities acquired in the MCSB transaction and organic growth resulting from internal business development activities.

Total assets increased from $271.6 million as of December 31, 2008 to $274.4 million as of December 31, 2009. The largest component of asset growth was in cash and cash equivalents which increased $16.5 million from December 31, 2008 to December 31, 2009. The increase in cash was partially funded by the decrease of $14.8 million in investment securities predominantly from sales, calls on call dates, and principal maturities. Gross loans increased $1.7 million and other real estate owned increased $1.0 million in 2009. Total liabilities decreased from $247.3 million as of December 31, 2008 to $237.8 million as of December 31, 2009, with deposit growth of $8.2 million, offset by the decrease in borrowings from December 31, 2008 of $25.0 million to $7.8 million as of December 31, 2009. The Company focused on increasing deposits while decreasing its dependence on borrowed funds during 2009.

Total consolidated stockholders’ equity increased from $24.3 million as of December 31, 2008 to $36.5 million as of December 31, 2009. In June 2009, pursuant to its participation in the CPP, the Company sold 11,735 shares of Series A Preferred Stock to the Treasury for a maturity value of $11.7 million. For the year ended December 31, 2009, the net increase in retained earnings was comprised of $0.6 million of net income less dividends declared to preferred stockholders of $0.3 million and dividends declared to common stockholders of $0.2 million. Accumulated other comprehensive loss, which represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes, was in a net unrealized loss position of $1.0 million at December 31, 2009, an improvement of $0.4 million from the net unrealized loss of $1.4 million as of December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, Fed Funds sold and short-term investments, increased $16.5 million from $13.8 million as of December 31, 2008 to $30.3 million as of December 31, 2009. The net increase in cash was mainly provided by the $14.8 million decrease in the investments available for sale and the $8.2 million increase in deposits, and was used to fund the $1.7 million increase in gross loans net of the $1.0 million increase in other real estate owned, and the $17.3 million decrease in borrowings.

Loan Portfolio. Gross loans were $210.1 million and $208.4 million as of December 31, 2009 and 2008, respectively. This increase reflects net organic loan growth. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets, could impair the value of collateral and/or our ability to sell such collateral (see Part I – Item 1A. Risk Factors for more information on the risks inherent in a loan portfolio that is dependent on real estate.) The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans. The following table reflects the composition of the loan portfolio as of December 31, for the years shown below.

	December 31, 2009		December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$8,605	4.10%	$9,035	4.34%	$5,591	3.83%	$4,142	2.56%	$4,060	2.41%
Real estate construction	16,987	8.08	7,878	3.78	9,069	6.21	12,411	7.67	21,109	12.51
Consumer	5,891	2.80	3,686	1.77	4,365	2.99	4,013	2.48	5,125	3.04
Commercial real estate	135,249	64.37	141,512	67.90	100,726	68.94	111,198	68.69	138,207	81.95
Consumer real estate mortgage	42,706	20.33	45,297	21.73	25,050	17.15	28,423	17.55	—	—
Other	673	0.32	1,003	0.48	1,279	0.88	1,700	1.05	147	0.09

	$210,111	100.00%	$208,411	100.00%	$146,080	100.00%	$161,887	100.00%	$168,648	100.00%

The Bank has a concentration of loans to faith-based and non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2009, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 40.3% of the total loan portfolio and the reserve for these loans is 27.64% of the total allowance. Historically the Bank has experienced low levels of loan losses in this specialty; however repayment of loans is dependent on voluntary contributions which could be adversely affected by the current economic downturn. Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration.

Traditionally, the Bank has not issued high risk mortgage products such as Option Adjustable Rate Mortgages(“ARM”), interest only residential mortgages and other sub-prime mortgages. While the Bank does not engage in sub-prime lending, however a very small balance of loans may be deemed sub-prime based on borrowers’ credit scores. No loans in the portfolio have terms that enable the borrower to pay less than the interest due on the loan balance. Historically, the Bank has made very few acquisition and development loans or construction development loans with interest reserves built into the loans.

Of the loan balances outstanding at December 31, 2009, 92.7% or $194.8 million, is secured by real estate, and 1.36% or $2.9 million, is secured by cash deposits. Junior liens at December 31, 2009, constituted $1.1 million, or 0.53% of the loan balances outstanding. Owner occupied commercial real estate totaled $98.7 million, or 46.98% of the outstanding loan balances as December 31, 2009, and 73.2% of all commercial loan balances at that date.

The following table reflects the maturities of the commercial and construction loan portfolio, and the mix of commercial and construction loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes as of December 31, 2009. Some of the loans in the table below are included in the real estate mortgage loans amount shown above.

(Dollars in thousands)	Commercial	Construction	Total
Maturity dates:
Due within one year	$38,955	$7,424	$46,379
Due one through five years	75,308	9,551	84,859
Due after five years	11,723	10	11,733

	$125,986	$16,985	$142,971

Loans due after one year:
Fixed rate	$70,495	$7,656	$78,151
Variable rate	16,536	1,905	18,441

	$87,031	$9,561	$96,592

M&F BANCORP, INC. AND SUBSIDIARY

The Bank’s market areas are the Research Triangle area (Raleigh and Durham), the Piedmont Triad (Greensboro and Winston-Salem) and Charlotte, NC. The economic trends of the areas in NC served by the Bank are influenced by the significant industries within these regions. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions (see Part I – Item 1A. Risk Factors for more information on the risks inherent in dependence on the economic conditions of certain market areas.)

The Bank uses a centralized risk management process to ensure uniform credit underwriting that adheres to Bank policy. Lending policies are reviewed on a regular basis to confirm that the Bank is prudent in setting its underwriting criteria. Credit risk is managed through a number of methods, including loan grading of commercial loans, committee approval of larger loans, and class and purpose coding of loans. Management believes that early detection of potential credit problems through regular contact with the Bank’s customers, coupled with consistent reviews of the borrowers’ financial condition, are important factors in overall credit risk management.

Management charged-off loans, net of recoveries, totaling $1.3 million and $0.4 million as uncollectible during 2009 and 2008, respectively. As of December 31, 2009 and 2008, the allowance for loan losses as a percentage of total loans was 1.70% and 1.42%, respectively. Management believes the allowance for loan losses of $3.6 million as of December 31, 2009, provides adequate coverage of the losses estimated to be inherent in the loan portfolio.

Investment Securities. Investment securities represent the second largest component of earning assets. The Company’s securities portfolio consists primarily of the following types of debt securities

•	Government sponsored mortgage backed securities (“MBS”),

•	Non-Government sponsored MBS,

•	North Carolina municipal bonds, and

•	Out of state municipal bonds.

•	US government agency bonds (2008)

The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth. Securities available for sale are carried at their fair value, and the mark-to-market adjustment was $0.5 million in net unrealized gains for the year ended December 31, 2009. After considering applicable tax benefits, the mark-to-market adjustment increased total stockholders’ equity by $0.3 million. Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available-for-sale securities.

On December 31, 2009 and 2008, the recorded value of investments totaled $17.7 million and $32.5 million, respectively. Factors affecting the decrease of the investment securities portfolio include funding loan growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve. Other invested assets includes FHLB stock with a carrying value of $1.1 million and $1.6 million as of December 31, 2009 and 2008, respectively.

The Company has reviewed the investment portfolio as of December 31, 2009 and does not believe any of the declines in fair value are other-than-temporary. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities portfolio at the dates indicated.

M&F BANCORP, INC. AND SUBSIDIARY

	As December 31
(Dollars in thousands)	2009	2008
US government agencies	$—	$5,335
Government sponsored MBS Residential	9,244	13,483
Non-Government sponsored MBS Residential	307	1,409
Municipal securities
North Carolina	4,517	6,882
Out of state	3,631	5,394

	$17,699	$32,503

The following table reflects the debt securities by contractual maturities as of December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

	As of December 31, 2009
(Dollars in thousands)	Fair Value	Average Yield

Government sponsored MBS
Residential
Due within one year	$—	—%
Due after one year through five years	11	5.69
Due after five years through ten years	652	5.25
Due after ten years	8,581	5.50

Total government sponsored MBS	$9,244	5.48%

Non-Government sponsored MBS
Residential
Due after ten years	$307	4.14%

Municipal bonds
North Carolina
Due within one year	$345	3.70%
Due after one year through five years	507	2.52
Due after five years through ten years	1,920	3.95
Due after ten years	1,745	3.74

Total North Carolina municipal bonds	$4,517	3.84%

Out of state
Due after one year through five years	$862	4.14%
Due after five years through ten years	15	4.66
Due after ten years	2,754	3.76

Total out of state municipal bonds	$3,631	3.85%

M&F BANCORP, INC. AND SUBSIDIARY

The aggregate book and market values of securities of issuers where the book value of the securities exceeds 10% of stockholders equity as of December 31, 2009 is with Federal National Mortgage Association, with a fair value of $5.0 million and an amortized cost of $4.8 million.

DEPOSITS AND DEBT

Deposits. Total deposits increased from $216.6 million as of December 31, 2008 to $224.8 million as of December 31, 2009. Of these amounts, $38.0 million and $40.0 million were in the form of noninterest-bearing demand deposits and $186.8 million and $176.6 million were in the form of interest-bearing deposits, as of December 31, 2009 and 2008, respectively. Balances in time deposits of $100,000 and greater, include CDARS® reciprocal deposits, such amounts were $88.6 million and $75.1 million as of December 31, 2009 and 2008, respectively. Brokered deposits, included in time deposits of $100,000 or less, were $0.3 million as of December 31, 2008 and $0.1 million as of December 31, 2009.

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2009:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$25,851	1.20%
Over three months to six months	9,797	1.35
Over six months to twelve months	49,998	1.98
Over one year to five years	2,900	2.52

	$88,547	1.70%

Debt. As of December 31, 2009 and 2008, the Bank’s outstanding advances with the FHLB were $7.8 million and $24.4 million, respectively. During the year ended December 31, 2009, the maximum outstanding advances were $24.4 million. The Bank had average outstanding borrowings of $8.7 million and $20.5 million with effective costs of borrowing of 0.82% and 3.20% for the years ending December 31, 2009 and 2008, respectively. As of December 31, 2009, approximately $5.8 million are fixed rate advances, and $2.0 million are variable rate advances. During 2009, the Company terminated its capital lease of equipment at a gain of $0.1 million.

The Company entered into a $5.0 million line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the Acquisition. The Line of Credit is secured by a pledge of Bank stock. During 2009, the maximum outstanding balance on the Line of Credit was $0.5 million, with no balance outstanding as of December 31, 2009. The Line of Credit agreement has both affirmative and negative covenants. Affirmative covenants include providing certain financial information, timely payment of taxes, and providing a copy of any stock offering document upon printing thereof. Negative covenants include maintaining a certain level of loan to book value, continuing to be well-capitalized, minimum levels of equity capital, annualized earnings and return on average asset ratios, and specific ratios related to the loan portfolio. The Company was not in compliance with some of the loan covenants as of December 31, 2009, and requested and received a waiver of the covenants from the lender to pay its stockholders a dividend for the fourth quarter. The Line of Credit’s interest rate equals the prime rate published in the Wall Street Journal minus 100 bps. Interest only is payable until 2010, after which principal and interest will become payable annually.

OTHER

Capital Resources. Total stockholders’ equity as of December 31, 2009 and 2008, including unrealized gains and/or losses net of taxes on available-for-sale securities and deferred pension liability, was $36.5 million and $24.3 million, respectively. The Company rewarded its common stockholders with cash dividends of $0.10 and $0.20 per share, totaling $0.2 million and $0.4 million, respectively, for the years ended December 31, 2009 and 2008. The preferred stock dividends under the CPP were $0.3 million in 2009.

As of December 31, 2009, the Company had a leverage ratio of 12.97%, a Tier 1 capital ratio of 14.29%, and a risk-based capital ratio of 15.54%. As of December 31, 2009, the Bank had a leverage ratio of 11.30%, a Tier 1 capital ratio of 12.86%, and a risk-based

M&F BANCORP, INC. AND SUBSIDIARY

capital ratio of 14.11%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank holding company and bank, respectively (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 16. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

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

Liquidity. Management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve to ensure that it meets those requirements. The FDIC and Commissioner notified the Bank in October of 2009 that it would require daily reporting of liquidity-related information. As of December 31, 2009, the FDIC and Commissioner notified the Bank that it could resume weekly reporting of liquidity-related information. As of December 31, 2009, the Company met all of its liquidity and reporting requirements.

The Company had $30.3 million in cash and cash equivalents as of December 31, 2009. The Company’s principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $178.7 million, or 65.12%, of total assets as of December 31, 2009. As of December 31, 2008, core deposits and equity capital totaled $172.6 million, or 63.56%, of total assets.

The Company’s liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $1.4 million of liquidity for the year ended December 31, 2009, compared to $1.2 million for the year ended December 31, 2008. The principal elements of operating activities are net income, increased by significant noncash expenses including the provision for loan losses, depreciation and amortization. In 2009, the Company used a net decrease in investments of $14.8 million and net cash from the sale of loans of $3.3 million and the $8.2 million net increase in deposits, to fund $6.1 million in new loan growth (excluding the sale), and the $17.2 net decrease in borrowings.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2009, the Company had $0.3 million of investment securities that mature in the next 12 months, although the mortgage-backed securities will have principal reductions, and agency securities may be called by the issuers. During 2009, the Company purchased $3.0 million of investment securities, and $6.5 million in securities were sold at a net gain of $0.1 million.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2009, the Bank had a maximum borrowing capacity of $13.6 million through the FHLB of Atlanta. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets or 18 times the amount of FHLB stock owned.

As of December 31, 2009, the Bank owned $1.1 million worth of FHLB stock or 13.7% percent of its outstanding advances of $7.8 million. Borrowings and letters of credit are collateralized by a blanket lien by the FHLB on the Bank’s qualifying assets. During 2009, the FHLB changed its process for repurchasing stock when a borrowing bank made principal reductions. Rather than repurchasing stock upon the paydown of principal, FHLB will determine quarterly whether or not it will repurchase stock.

Off Balance Sheet Arrangements. The Company has liquidity from other sources such as federal funds lines and brokered CDs. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. In addition, during 2008, the Company secured a letter of credit in the amount of $2.0 million from the FHLB which provides collateral for public deposits. The letter of credit is an off-balance sheet source funding, collateralized by assets pledged to the FHLB, unless drawn. Federal funds lines totaled $12 million at December 31, 2009, none of which was drawn as of that date.

M&F BANCORP, INC. AND SUBSIDIARY

In addition to the sources of liquidity discussed above, the Company has off balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$45	$18,419	$18,464
One to three years	200	2,648	2,848
Three to five years	—	58	58
More than five years	—	1,077	1,077

	$245	$22,202	$22,447

Effects of Inflation. The Company’s financial statements have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historic dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years; however, the effect of inflation on interest rates can materially impact Bank operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

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

The Company engages an asset liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2009, analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank’s Board of Directors.

The table below measures the impact on net interest income of an immediate 200 basis points change in interest rates over the 12 months following the interest rate change. The results indicate an adverse impact on earnings in the event that interest rates decrease 200 bps. However with interest rates at historic lows, this scenario is considered by management to be most unlikely. Actual results could differ from these estimates.

M&F BANCORP, INC. AND SUBSIDIARY

As of December 31, 2009
Basis point change:	Net Interest Margin	Economic Value of Equity
-200	-10.47%	15.85%
+200	9.41%	16.84%
No rate change:	4.43%	15.45%

The table below presents the Company’s ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2009. This ratio measures an entity’s balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
1 year	1.45
1-3 years	1.14
3-5 years	1.18
5-15 years	1.28
Over 15 years	1.31

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Financial Data

Reports of Independent Registered Public Accounting Firms	40

Financial Statements:

Consolidated Balance Sheets	42
December 31, 2009 and 2008

Consolidated Statements of Income	43
Years Ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity and Other Comprehensive Income	44
Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows	45
Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements	47
Years Ended December 31, 2009 and 2008

M&F BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of

M&F Bancorp, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of M&F Bancorp, Inc. (a North Carolina corporation) and subsidiary as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and other comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Bancorp, Inc. and subsidiary as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton, LLP

Grant Thornton, LLP

Greensboro, North Carolina

March 22, 2010

M&F BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and other comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Frederick, Maryland

April 6, 2009

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
(Dollars in thousands)	2009	2008

ASSETS

Cash and cash equivalents	$30,313	$13,776
Investment securities available for sale, at fair value	17,699	32,503
Other invested assets	1,061	1,613
Loans, net of unearned income and deferred fees	210,111	208,411
Allowances for loan losses	(3,564)	(2,962)

Loans, net	206,547	205,449

Interest receivable	935	1,278
Bank premises and equipment, net	4,852	4,973
Cash surrender value of bank-owned life insurance	5,499	5,298
Other real estate owned	2,176	1,175
Deferred tax assets and taxes receivable, net	4,402	4,272
Other assets	897	1,281

TOTAL ASSETS	$274,381	$271,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest-bearing deposits	$186,791	$176,585
Noninterest-bearing deposits	38,016	39,982

Total deposits	224,807	216,567
Other borrowings	7,766	25,046
Other liabilities	5,253	5,686

Total liabilities	237,826	247,299

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:

Common stock, no par value 10,000,000 shares authorized as of December 31, 2009 and 5,000,000 authorized as of December 31, 2008; 2,031,337 shares issued and outstanding as of December 31, 2009 and December 31, 2008	8,732	8,732

Series A Preferred stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of December 31, 2009, no shares issued or outstanding as of December 31, 2008	11,719	—
Retained earnings	17,128	16,972
Accumulated other comprehensive loss	(1,024)	(1,385)

Total stockholders’ equity	36,555	24,319

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,381	$271,618

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2009 AND 2008

(Dollars in thousands except per share data)	2009	2008

Interest income:
Loans, including fees	$13,096	$12,593
Investment securities, including dividends
Taxable	623	1,242
Tax-exempt	415	570
Other	30	246

Total interest income	14,164	14,651

Interest expense:
Deposits	2,854	3,846
Borrowings	70	657

Total interest expense	2,924	4,503

Net interest income	11,240	10,148
Less provision for loan losses	1,853	823

Net interest income after provision for loan losses	9,387	9,325

Noninterest income:
Service charges	1,713	1,772
Rental income	272	306
Cash surrender value of life insurance	200	206
Realized gain on sale of loans	14	—
Realized gain on sale of securities	142	61
Realized gain on sale of real estate owned	277	3
Realized gain on disposal of assets	97	—
Other -than-temporary impairment of non-marketable equity security	(88)	—
Other (loss) income	(7)	18

Total noninterest income	2,620	2,366

Noninterest expense:
Salaries and employee benefits	5,532	5,736
Occupancy and equipment	1,721	2,353
Directors fees	317	259
Marketing	206	525
Professional fees	863	1,311
Information technology	705	848
Acquisition-related expenses	—	348
FDIC deposit insurance	632	57
Other	1,274	1,890

Total noninterest expense	11,250	13,327

Income (loss) before income taxes	757	(1,636)
Income tax expense (benefit)	97	(825)

Income (loss) before extraordinary gain from acquisition	660	(811)
Extraordinary gain, bargain purchase from acquisition	—	1,712

Net income	$660	$901

Preferred stock dividends	302	—

Net income available to common stockholders	$358	$901

Basic and diluted earnings (loss) per share of common stock:
Income (loss) before extraordinary gain from acquisition	$0.18	$(0.42)
Extraordinary gain, bargain purchase from acquisition	—	0.88

Earning per share	$0.18	$0.46

Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	1,948,220

Dividends per share of common stock	$0.10	$0.20

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009 and 2008

(Dollars in thousands)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balances as of December 31, 2007 (as previously reported)	1,685,646	$5,901	$—	$16,617	$(358)	$22,160
Adjustment to reflect adoption of EITF Issue 06-04 effective January 1, 2008				(158)		(158)
Balances as of January 1, 2008	1,685,646	$5,901	—	$16,459	$(358)	$22,002
Comprehensive income:
Net income				901		901
Other comprehensive loss, net of tax					(1,027)	(1,027)

Total comprehensive income, net of tax						(126)
Acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”)	345,691	2,831				2,831
Dividends declared ($0.20 per share)			—	(388)		(388)

Balances as of December 31, 2008	2,031,337	$8,732	$—	$16,972	$(1,385)	$24,319

Issuance of preferred stock, net of issuance costs			11,717			11,717
Accretion of preferred stock issuance costs			2			2
Comprehensive income:
Net income				660		660
Other comprehensive income, net of tax					361	361

Total comprehensive income, net of tax						1,021
Dividends declared on preferred stock				(302)		(302)
Dividends declared on common stock ($0.10 per share)			—	(202)		(202)

Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$660	$901
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary gain, bargain purchase from acquisition	—	(1,712)
Provision for loan losses	1,853	823
Depreciation and amortization	506	840
Amortization of premiums/discounts on investments, net	17	14
Purchase accounting amortization and accretion, net	10	(115)
Deferred income tax provision (benefit)	(236)	(479)
Deferred loan origination fees and costs, net	186	289
Increase in cash surrender value of life insurance	(195)	(200)
Other -than-temporary impairment of non-marketable equity security	88	—
Gains on sale of available for sale securities	(142)	(61)
(Gain) loss on disposal of assets	(97)	15
Gain on sale of loans	(14)	—
Gain on sale of other real estate owned	(277)	—
Changes in:
(Increase) decrease in accrued interest receivable and other assets	(402)	577
(Decrease) increase in other liabilities	(351)	131

Net cash provided by operating activities	1,606	1,023
Cash flows from investing activities:
Cash received in acquisition of MCSB, net	—	12,697
Activity in available-for-sale securities:
Sales	6,559	2,050
Maturities, prepayments and calls	6,833	12,102
Principal collections	5,570	5,037
Purchases	(3,084)	(3,956)
Premiums paid in bank owned life insurance	(6)	(6)
Net increase in loans	(6,473)	(20,184)
Proceeds from sale of loans	3,340	—
Purchases of bank premises and equipment	(385)	(192)
Proceeds from sale of other real estate owned	277	—
Proceeds from sale of other assets	28	—

Net cash provided by investing activities	12,659	7,548
Cash flows from financing activities:
Net increase (decrease) in deposits	8,240	(4,721)
Net change in federal funds purchased	—	(10,000)
Proceeds from other borrowings	41,964	33,563
Repayments of other borrowings	(59,147)	(31,421)
Issuance of preferred stock, net of issuance costs	11,719	—
Cash dividends	(504)	(388)

Net cash provided by (used in) financing activities	2,272	(12,967)

Net increase (decrease) in cash and cash equivalents	16,537	(4,396)
Cash and cash equivalents as of the beginning of the period	13,776	18,172

Cash and cash equivalents as of the end of the period	$30,313	$13,776

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$3,078	$4,604
Income taxes	544	312
SUPPLEMENTAL DISCLOSURE FOR ACQUISITION:

		2008
Fair value of assets acquired
Cash and cash equivalents		$13,916
Investment securities		4,139
Loans, net		43,201
Other assets		3,312

		64,568

Fair value of liabilities assumed
Deposits		49,317
Other borrowings		9,062
Other liabilities		427

		58,806
Extraordinary gain, bargain purchase		1,712

		60,518

Net cost of acquisition		4,050
Less: common stock issued for acquisition		2,831

Cash paid for acquisition, net		$1,219

Cash and cash equivalents acquired with acquisition		$13,916
Cash paid for acquisition, net		1,219

Net cash received in acquisition		$12,697

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations — M&F Bancorp, Inc. (the “Company”) is a bank holding Company, and the parent Company of Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank incorporated in North Carolina (“NC”) in 1907, which began operations in 1908. The Bank has seven offices in NC: two in Durham, two in Raleigh, and one each in Charlotte, Greensboro and Winston-Salem. The Company, headquartered in Durham, operates as a single business segment and offers a wide variety of consumer and commercial banking services and products almost exclusively in NC.

Basis of Presentation — The Consolidated Financial Statements include the accounts and transactions of the Company and the Bank, the wholly owned subsidiary. All significant Inter-Company accounts and transactions have been eliminated in consolidation.

Reclassification — Certain amounts in the 2008 Consolidated Financial Statements have been reclassified to conform to the 2009 presentation. This has no impact to reported amounts of net income or stock holders equity.

Segment Reporting — Based on an analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-maker uses consolidated results to make operating and strategic decisions, and therefore, the Company is not required to disclose any additional segment information.

Cash and Cash Equivalents — The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value. Cash equivalents include (i) demand deposits with original maturities of 90 days or less at other financial institutions totaling $6.8 million and $4.5 million, at December 31, 2009 and 2008, respectively, and (ii) federal funds (“Fed Funds”) sold totaling $23.5 million and $9.3 million, at December 31, 2009 and 2008, respectively.

The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers’ deposits as a reserve. As of December 31, 2009 and 2008, average required balances for the Bank, reserved for this purpose, were $2.7 million and $2.0 million, respectively, and are included in cash and cash equivalents on the Consolidated Balance Sheets as of December 31, 2009 and 2008.

As of December 31, 2009, the Bank has deposits that exceed the federally insured limit by $7.6 and $15.5 million with two correspondent banks.

Investment Securities — Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from consolidated earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of investment securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of sale. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity, or when the debt securities are called.

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. The related write-downs are included in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2009 or 2008, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2009 and 2008.

Other Invested Assets — Other invested assets includes investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock and non-marketable equity securities, which are carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2009 and 2008, the Company’s investments in FHLB stock were $1.1 million and $1.6 million, respectively. At December 31, 2009, the Company’s investment in a non-marketable equity security had been written down by $0.1 million in the Consolidated Statements of Income to expected net realizable value and transferred to other assets. The stock was sold in September 2009, and the Company will receive payment for its investment over three years.

Loans — Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and net of deferred loan origination fees and costs. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the effective interest method. Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Income Recognition on Impaired and Nonaccrual Loans — Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if full repayment of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

When a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to the principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charged off balances have been fully recovered.

Allowances for Loan Losses — The allowance for loan losses is a valuation allowance which is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The Bank maintains an allowance for loan losses to provide for estimated probable losses that are inherent in the loan portfolio. The allowance is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the allowance include the combination of a quantitative historical loss history by loan type, a qualitative analysis, and a specific allowance method for impaired loans. The qualitative analyses are patterned after the guidelines provided under the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national and economic and business conditions and developments;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and classified loans;

•	Changes in the quality of the loan review system and the degree of oversight by the Bank’s Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations;

•	The effect of external factors such as competition and legal and regulatory requirements on the level of estimated losses in our loan portfolio.

A specific loss allowance is established for loans based on significant conditions or circumstances related to the specific credit. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification (“ASC”) 310, Receivables. The loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible within the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

Bank Premises and Equipment, Net — Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 30 to 50 years for premises and 3 to 15 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to operations as incurred. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.

Cash Surrender Value of Life Insurance — The Company and the Bank maintain life insurance on certain current and former officers and directors, with the Company and the Bank as owner and beneficiary. The cash surrender value of the policies at December 31, 2009 and 2008 was $5.5 million and $5.3 million, respectively. Income from the policies and changes in the net cash surrender value are recorded in noninterest income.

Other Real Estate Owned — Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and real estate loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest income. As of December 31, 2009 and 2008, there was $2.2 million and $1.2 million, respectively, of foreclosed properties included in other real estate owned on the Consolidated Balance Sheets. Foreclosed properties exclude bank-owned property held for sale at December 31, 2009 and 2008.

Earnings Per Share — Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share.

Advertising Costs — Adverting is expensed as incurred.

Stock-Based Compensation — The Company accounts for its stock based compensation plan under the current accounting provisions of which requires recognizing expense for options granted equal to the grant-date fair value over their vesting period. The excess tax benefits arising from increases in the value of equity instruments issued under stock-based payment arrangements to be treated as cash inflows from financing activities. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. No stock-based compensation has been granted during the years ending December 31, 2009 and 2008. All outstanding stock options previously granted expired on or before December 31, 2009. The stock option plan also expired during the year ended December 31, 2009.

Income Taxes — Provisions for income taxes are based on amounts reported in the Consolidated Statements of Income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred tax asset and liability balances reflect temporary differences at the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2009 or 2008, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company’s federal and state income tax returns are subject to review and examination by government authorities.

Comprehensive Income — Comprehensive income (loss) is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss consists of net income and other comprehensive income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive income (loss) are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company’s other comprehensive income (loss) and accumulated comprehensive loss as of and for the years ended December 31, 2009 and 2008 is as follows:

(Dollars in thousands)	2009	2008
Net income	$660	$901

Items of other comprehensive income (loss), before tax:
Unrealized gains (losses) on securities available for sale, net	539	(55)
Reclassification adjustments for gains included in income before income tax expense	(142)	(61)
Adjustments relating to defined benefit plans	190	(1,555)

Other comprehensive income (loss) before tax benefit	587	(1,671)
Less: Changes in deferred income taxes related to change in unrealized gains (losses) on securities available for sale	153	(45)
Less: Changes in deferred income taxes related to change in adjustments relating to defined benefit plans	73	(599)

Other comprehensive income (loss), net of taxes	361	(1,027)

Total comprehensive income (loss)	$1,021	$(126)

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands)	2009	2008

Unrealized gains on securities available for sale	$534	$136
Related income taxes	(206)	(52)

Net unrealized gains on available for sale securities	328	84

Unrecognized net actuarial loss and prior service cost of defined benefit plans	(2,200)	(2,390)
Related income taxes	848	921

Net unrecognized actuarial loss and prior service cost of defined benefit plans	(1,352)	(1,469)

Accumulated other comprehensive loss	$(1,024)	$(1,385)

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management believes there are no such matters that would have a material effect on the Consolidated Financial Statements as of December 31, 2009 or 2008.

Fair Values of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). GAAP requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available-for-sale investment securities are recorded at fair value on a recurring basis. Additionally, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. An adjustment to the pricing method used within either Level 1 or Level 2 inputs could generate a fair value measurement that effectively falls in a lower level in the hierarchy.

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

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change in the near term relate to the determination of the allowance and provision for loan losses, the evaluation of other-than-temporary impairment of investment securities, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other accounting for incentive compensation, profit sharing and post-retirement benefits. Actual results could differ from those estimates.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Significant Group Concentrations —Most of the Bank’s activities are with customers located within the state of NC. The Bank does have concentrations with respect to loans and deposits as outlined in Notes 6 and 9 to the Consolidated Financial Statements.

New Accounting Pronouncements –

•

Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification: In July 2009, the FASB implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP. The Codification simplifies the classification of accounting standards into one online database under a common referencing system, organized into eight areas, ranging from industry-specific to general financial statement matters. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification on the effective date, and it had no impact on the Company’s Consolidated Financial Statements. However, throughout this Annual Report on Form 10-K, all references to prior FASB, American Institute of Certified Public Accountants (“AICPA”) and Emerging Issues Task Force (“EITF”) accounting pronouncements have been removed, and all non-SEC accounting guidance is referred to in terms of the applicable subject matter.

•

Business combinations in Consolidated Financial Statements: In December 2007, the FASB issued guidance which amended the accounting and reporting of business combinations. For the Company, the guidance became effective for business combinations that close on or after January 1, 2009. In April 2009, the FASB issued additional guidance, which amends the accounting for contingencies acquired in a business combination. The amended guidance for business combinations generally only impacts the accounting for transactions that close after December 31, 2008, and generally only impacts certain aspects of business combination accounting, such as the accounting for transaction costs and certain merger-related restructuring reserves, as well as the accounting for partial acquisitions where control is obtained by the Company. One exception to the prospective application of the business-combination guidance relates to accounting for income taxes associated with transactions that closed prior to January 1, 2009. Once the purchase accounting measurement period closes for these acquisitions, any further adjustments to income taxes recorded as part of these business combinations will impact income tax expense. Previously, these adjustments were predominantly recorded as adjustments to goodwill.

•

Non-controlling interests in Consolidated Financial Statements In December 2007, the FASB issued guidance which amended the accounting and reporting of non-controlling (i.e., minority) interests. The guidance for non-controlling interests, as amended, became effective for the Company for fiscal periods beginning January 1, 2009. The guidance for non-controlling interests, as amended, requires that they be accounted for and presented as equity if material, rather than as a liability or mezzanine equity. The presentation and disclosure requirements for non-controlling interests are to be applied retrospectively. The adoption of the reporting requirements for non-controlling interests did not have an impact to the Company’s Consolidated Balance Sheets or results of operations.

•

Accounting for transfers of financial assets and repurchase financing transactions: In February 2008, the FASB issued guidance which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously with, or in contemplation of, the initial transfer to be evaluated together as a linked transaction, unless certain criteria are met. The Company adopted the guidance on January 1, 2009, for transactions entered into after the date of adoption. The adoption of the guidance did not have an impact on the Company’s Consolidated Balance Sheets or Consolidated Statement of Net Income.

•

Employers’ disclosures about postretirement benefit plan assets: In December 2008, the FASB issued guidance requiring more detailed disclosures about employers’ plan assets, including investment strategies, classes of plan assets, concentrations of risk within plan assets and valuation techniques used to measure their fair value. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted these additional disclosure requirements on December 31, 2009, and it only affected the Company’s disclosures. The adoption had no effect on the Consolidated Balance Sheets or Consolidated Statement of Net Income.

•

The recognition and presentation of other-than-temporary impairment: In April 2009, the FASB issued guidance which amends the other-than-temporary impairment model for debt securities. Under the guidance, an other-than-temporary-impairment must be recognized if an investor has the intent to sell the debt security or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the guidance changes the amount of impairment to

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

be recognized in current-period earnings when an investor does not have the intent to sell, or if it is more likely than not that it will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. The guidance also requires additional disclosures regarding the calculation of credit losses, as well as factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the guidance as of the effective date. The application of the guidance did not have material impact on the Company’s Consolidated Balance Sheets or Consolidated Statement of Net Income.

•

Determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions that are not orderly: In April 2009, the FASB issued guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly declined. The guidance also includes identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. The Company adopted the guidance as of the effective date. The application of the guidance did not have an impact on the Company’s Consolidated Balance Sheets or Consolidated Statement of Net Income.

•

Interim disclosures about fair value of financial instruments: In April 2009, the FASB issued guidance that requires disclosures about the fair value of certain financial instruments (including financial instruments not carried at fair value) to be presented in interim financial statements in addition to annual financial statements. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the additional disclosure requirements for second-quarter 2009 reporting.

•

Subsequent events: General accounting standards require disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted the guidance in the second quarter of 2009. The application of the guidance did not have any impact on the Company’s Consolidated Balance Sheets or Consolidated Statement of Net Income.

•

Measuring liabilities at fair value: In August 2009, the FASB issued guidance clarifying how to develop fair value measurements for liabilities, particularly where there may be a lack of observable market information. This guidance is effective for interim or annual periods beginning after August 26, 2009. The Company adopted the guidance in the third quarter of 2009, and it did not have an impact on the Company’s Consolidated Balance Sheets or Consolidated Statement of Net Income.

•

Fair value measurements and disclosures: In January 2010, the FASB issued guidance that requires new disclosures, and clarifies existing disclosure requirements, about fair value measurements. The clarifications and the requirement to separately disclose transfers of instruments between Level 1 and Level 2 of the fair value hierarchy are effective for interim reporting periods beginning after December 15, 2009; however, the requirement to provide purchases, sales, issuances and settlements in the Level 3 roll-forward on a gross basis is effective for fiscal years beginning after December 15, 2010. Early adoption of the guidance is permitted. The Company intends to adopt this guidance on the effective date.

2.	PREFERRED STOCK – U.S. TREASURY DEPARTMENT’S CAPITAL PURCHASE PROGRAM

Under the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), the U.S. Department of the Treasury (the “Treasury”) implemented the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (“CPP”) is a part. Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the Treasury. Eligible institutions generally applied to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution’s risk-weighted assets. Smaller community banks and bank holding companies, such as the Company, were later allowed to issue preferred stock up to 5% of the institution’s risk weighted assets. At the 2009 annual meeting of the stockholders, the Company’s stockholders approved an amendment to the Company’s articles of incorporation authorizing the issuance of shares of preferred stock, and so enabling the Company to participate in the CPP.

The Treasury was given discretion to exempt certain financial institutions from having to issue warrants. The Treasury elected to exercise its discretion in favor of those financial institutions that are certified as Community Development Financial Institutions (“CDFIs”), and for whom the CPP investment was $50 million or less. Accordingly, because the Bank is a CDFI, the Company was exempted from issuing warrants.

In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock of the Company (“Series A Preferred Stock”), constituting 5% of the Company’s risk-weighted assets.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Series A Preferred Stock ranks senior to the Company’s common stock and pays a cumulative dividend, in cash, at a rate of 5% per annum for the first five years, and 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividends with respect to common stock, or repurchasing or redeeming any shares of the Company’s common shares unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). Further, except with the Treasury’s prior approval, the Company is restricted from increasing dividends on its common stock above the dividend rate of $0.05 per share, and is generally prohibited from repurchasing its common stock. The Series A Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Series A Preferred Stock, and the right to elect two directors to the Board of the Company in the event that dividends payable on the shares of Series A Preferred Stock have not been paid for an aggregate of six quarterly dividend periods or more, whether or not consecutive. The Treasury may also transfer the Series A Preferred Stock to a third party at any time.

The Series A Preferred Stock qualifies as Tier 1 capital in accordance with regulatory capital requirements. The $0.018 million difference between the initial value allocated to the Series A Preferred Stock of $11.717 million and the liquidation value of $11.735 million will be expensed and accreted to preferred stock over the first five years after the issuance of the preferred stock. Thus, at the end of the five year accretion period, the preferred stock balance will equal the liquidation value of $11.735 million.

On February 3, 2010, the Obama Administration announced final terms for a new TARP program designed for CDFIs. Under the Community Development Capital Initiative (“CDCI”), eligible CDFIs currently participating in the CPP would be permitted to exchange the preferred stock issued under the CPP for preferred stock to be issued under the CDCI. Under the CDCI program, an initial dividend rate of 2% would apply for a period of eight years, as opposed to the original CPP terms of 5% for five years, thereafter moving to 9%. The details of the program have not been finalized.

3.	ACQUISITION OF MUTUAL COMMUNITY SAVINGS BANK, INC. SSB (“MCSB”)

On March 28, 2008 the Company completed the acquisition of 100% of the outstanding stock of MCSB (the “Acquisition”). The Consolidated Statements of Income do not include the operations for MCSB prior to the Acquisition. Management believes that MCSB’s customer base complements that of the Bank. MCSB was started by many of the same founders as that of the Bank, and began its operations from a teller window of the Bank’s original office in Durham, NC.

The Acquisition was accounted for as a purchase by the Company using the purchase method of accounting; accordingly, the assets and liabilities of MCSB have been recorded at their respective fair values on the date the Acquisition was completed. The Acquisition was effected by the issuance of shares of the Company’s common stock to MCSB stockholders, subject to the assertion of dissenters’ rights. Except where dissenters’ rights were asserted, each share of MCSB common stock was exchanged for one share of the Company’s common stock. The shares of the Company’s common stock issued were recorded at $8.73 per share. This represented the average of the closing share prices of the Company’s common stock on the day of, and for the period two days prior and two days after August 10, 2007, the day of the announcement of the Acquisition.

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The results of the fair market valuation indicated that there were no core deposit intangibles, and the fair value of premises and equipment of $1.0 million was eliminated against the initial calculation of the bargain purchase price. The remaining credit was recorded as an extraordinary gain.

The following pro-forma information, for the year ended December 31, 2008, reflects the Company’s estimated Consolidated Statement of Income as if the Acquisition occurred January 1, 2008, unadjusted for any anticipated cost savings resulting from the Acquisition. Unaudited pro forma data is not necessarily indicative of the results that would have occurred had the Acquisition taken place at the beginning of the period presented, nor of future results.

Results of Operations For the Year Ended December 31,
2008
(Dollars in thousands, except per share data)

Net interest income	$10,583
Provision for loan losses	(980)
Noninterest income	4,232
Noninterest expense	(14,431)

Net income (loss) after taxes and before extraordinary gain	229
Extraordinary gain, bargain purchase	1,712

Net income (loss)	$1,941

Income per share of common stock before extraordinary gain:
Basic and diluted	$0.11

Income per share of common stock after extraordinary gain:
Basic and diluted	$0.96

Weighted average shares of common stock:
Basic and diluted	2,031,337

Weighted average shares of common stock for earnings (loss) after extraordinary gain:

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

4.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and Fed Funds sold in compliance with various restrictions in the policy. As of December 31, 2009 and 2008, all investment securities are classified as available for sale.

Our available for sale securities totaled $17.7 million as of December 31, 2009. Securities with a fair value of $1.1 million were pledged to the Federal Reserve as required or permitted by law and an additional $10.1 million in investments are pledged to public housing authorities in NC and the state treasurer as collateral for public deposits at December 31, 2009. Our investment portfolio consists of the following securities:

•	Government sponsored mortgage backed securities (“MBS”),

•	Non-Government sponsored MBS,

•	North Carolina municipal bonds, and

•	Out of state municipal bonds.

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2009 and 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2009
Government sponsored MBS
Residential	$8,887	$357	$—	$9,244
Non-Government sponsored MBS
Residential	310	—	(3)	307
Municipal securities
North Carolina	4,402	115	—	4,517
Out of state	3,566	71	(6)	3,631

Total at December 31, 2009	$17,165	$543	$(9)	$17,699

December 31, 2008
US government agencies	$5,283	$62	$(10)	$5,335
Government sponsored MBS
Residential	13,283	258	(58)	$13,483
Non-Government sponsored MBS
Residential	1,466	25	(82)	1,409
Municipal securities
North Carolina	6,929	126	(173)	6,882
Out of state	5,406	50	(62)	5,394

Total at December 31, 2008	$32,367	$521	$(385)	$32,503

Sales and calls of securities available for sale for the year ended December 31, 2009 resulted in aggregate gross realized gains of $0.2 and aggregate gross realized losses of $0.1 million.

The amortized cost and estimated market values of securities as of December 31, 2009 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

	As of December 31, 2009
(Dollars in thousands)	Fair Value	Amortized Cost

Government sponsored MBS
Residential
Due within one year	$—	$—
Due after one year through five years	11	11
Due after five years through ten years	652	623
Due after ten years	8,581	8,253

Total government sponsored MBS	$9,244	$8,887

Non-Government sponsored MBS
Residential
Due after ten years	$307	$310

Municipal bonds
North Carolina
Due within one year	$345	$340
Due after one year through five years	507	468
Due after five years through ten years	1,920	1,864
Due after ten years	1,745	1,730

Total North Carolina municipal bonds	$4,517	$4,402

Out of state
Due within one year	$—	$—
Due after one year through five years	862	821
Due after five years through ten years	15	15
Due after ten years	2,754	2,730

Total out of state municipal bonds	$3,631	$3,566

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009 and December 31, 2008, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009
US government agencies	$—	$—	$—	$—	$—	$—
Government sponsored MBS
Residential	—	—	11	—	11	—
Non-Government sponsored MBS
Residential	—	—	307	(3)	307	(3)
Municipal securities
North Carolina	—	—	—	—	—	—
Out of state	244	(6)			244	(6)

Total at December 31, 2009	$244	$(6)	$318	$(3)	$562	$(9)

December 31, 2008
US government agencies	$990	$(10)	$—	$—	$990	$(10)
Government sponsored MBS
Residential	3,088	(58)	—	—	3,088	(58)
Non-Government sponsored MBS
Residential	383	(82)	—	—	383	(82)
Municipal securities
North Carolina	410	(2)	1,559	(171)	1,969	(173)
Out of state	1,281	(49)	821	(13)	2,102	(62)

Total at December 31, 2008	$6,152	$(201)	$2,380	$(184)	$8,532	$(385)

All securities owned as of December 31, 2009 and 2008 are investment grade. The unrealized losses are attributable to changes in market interest rates. The Bank evaluates securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Bank believes that all of the unrealized losses are temporary in nature. As of December 31, 2009 and 2008, the Bank held certain investment positions with unrealized losses that, in the aggregate, were not material to the Company’s consolidated financial position. These investments were in U.S. government sponsored agencies, state and county municipals and MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary.

5.	FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.18% of its total assets as of December 31 of the prior year (up to a maximum of $26.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2009 and 2008 was $1.1 million and $1.6 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2009 and 2008. The FHLB, of which the bank is a member, has been impacted by the Recession that began in late 2007. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2009 or 2008. The FHLB in which the Company owns stock has been profitable in each of the years ended December 31, 2009 and 2008.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

6.	LOANS

The composition of the loan portfolio by loan classification as of December 31, 2009 and 2008 is as follows:

	12/31/2009		12/31/2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$8,605	4.10%	$9,035	4.34%
Real estate construction	16,987	8.08	7,878	3.78
Consumer	5,891	2.80	3,686	1.77
Commercial real estate	135,249	64.37	141,512	67.90
Consumer real estate mortgage	42,706	20.33	45,297	21.73
Other	673	0.32	1,003	0.48

	$210,111	100.00%	$208,411	100.00%

The Bank has a concentration of loans to faith-based and non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2009, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 40.3% of the total loan portfolio and the reserve for these loans is 27.64% of the total allowance. Historically the Bank has experienced low levels of loan losses in this specialty; however repayment of loans is dependent on voluntary contributions which could be adversely affected by the current economic downturn.

Summaries of information pertaining to impaired and Troubled Debt Restructurings (“TDR”) are as follows:

	Impaired and TDR Loans As of December 31,
	2009		2008
	Amount	Allowance	Amount	Allowance
(Dollars in thousands)
Impaired loans:
Commercial real estate secured	$1,607	$35	$1,796	$250
Commercial other	—	—	—	—
Consumer real estate secured	1,605	—	2,846	—
Consumer other	—	—	—	—

	$3,212	$35	$4,642	$250

TDRs
Commercial real estate secured	$5,488	$203	$3,441	$—
Commercial other	1,263	—	2,017	—
Consumer real estate secured	227	—	104	1
Consumer other	—	—	—	—

	$6,978	$203	$5,562	$1

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table shows impaired and TDR loans with and without valuation allowances as of December 31, 2009 and 2008:

	2009	2008
Impaired loans without a valuation allowance	$2,800	$3,706
Impaired loans with a valuation allowance	412	1,018
Troubled debt restructurings without a valuation allowance	6,205	5,458
Troubled debt restructurings with a valuation allowance	773	—

Total impaired loans including troubled debt restructurings	$10,190	$10,181
Valuation allowance related to impaired loans	35	142
Valuation allowance related to troubled debt restructurings	201	—
Average investment in impaired loans	9,085	7,907
Total non-accrual loans	8,999	4,605

Unrecognized income on impaired loans as of December 31, 2009 and 2008 was $0.7 million and $0.3 million, respectively. Disclosure of interest income recognized on a cash basis on impaired loans is not provided, as it was deemed to be immaterial by management. As of December 31, 2009 and 2008, there were no loans past due greater than 90 days still accruing interest.

During 2009, to conform to bank regulatory reporting requirements and general practices within the banking industry for impaired collateral dependent loans where repayment is expected solely from the underlying collateral, we reduced the carrying value through a partial charge-off of certain loans. The adjusted loan balance for these impaired loans within the portfolio at December 31, 2009 is shown in the table below:

(Dollars in thousands)	Original Loan Balance	Direct Charge- off	Adjusted Loan Balance	Principal % Charged-off
Commercial non-real estate	$2,017	$754	$1,263	37.39%
Commercial real estate	114	7	107	6.14

Total	$2,131	$761	$1,370	35.71%

At December 31, 2009, the Bank had $7.0 million in loans that, due to the financial condition of the borrowers, the Bank granted concessions to the original terms of the loans to increase the probability of collectability of the loan principal and interest. These loans are considered TDRs and are included in the loans identified as impaired. The allowance for loan losses related to these loans as of December 31, 2009 and included in the impaired loans table above was $0.2 million.

During 2009, the Bank sold $3.3 million of 1-4 family residential real estate loans and realized a gain of $0.01 million. Mortgage servicing rights of $19.4 thousand were retained on these loans.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

7.	ALLOWANCES FOR LOAN LOSSES

Changes in the allowances for loan losses as of and for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$2,962	$1,897
Adjustment for loans acquired	—	681
Loans charged off:
Commercial	881	2
Real estate construction	—	—
Consumer	59	114
Commercial real estate	291	182
Consumer real estate mortgage	21	117
Other	—	67

Total charge-offs	1,252	482

Recoveries of loans previously charged off:
Commercial	$18	$17
Real estate construction	—	—
Consumer	14	4
Commercial real estate	—	—
Consumer real estate mortgage	7	12
Other	—	10

Total recoveries	39	43

Net loans charged off	1,213	439
Bounce protection charge-offs (net)	38	0
Provision for loan losses	1,853	823

Ending balance (1)	$3,564	$2,962

(1)	The allowance for loan losses does not include the amount reserved for off-balance sheet items which is reflected in Other Liabilities.

8.	BANK PREMISES AND EQUIPMENT

During the second quarter of 2008, management conducted an in-depth review of the Bank’s fixed assets and identified an error in its previous disclosures of the Bank’s estimate of the useful lives for premises, erroneously stating that the estimated useful lives for premises, “range from 15 to 30 years”, whereas in practice the estimated useful lives for premises has ranged from 40 to 50 years. As such, this error had no impact on the Company’s financial position or results of operations. The Board of the Bank has approved an updated policy with estimated useful lives for premises ranging from 30 to 50 years.

In addition, the review of the Bank’s fixed assets identified that estimated useful lives of some assets should be revised. This resulted in computer hardware and software being expensed in the quarter ended June 30, 2008, in the aggregate amount of $0.3 million, and other assets expensed in the aggregate amount of $0.03 million, which expenses are reflected in the results of operations in occupancy and equipment for the year ended December 31, 2008. These changes in estimate have been applied prospectively, and reduced net fixed assets in 2008 by $0.3 million. The adjustment reduced net income by $0.2 million after tax, or $0.10 cents per share for the year ended December 31, 2008.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

A summary of bank premises and equipment, net as of December 31, 2009 and 2008 is as follows:

	2009	2008
(Dollars in thousands)
Land	$752	$752
Buildings and leasehold improvements	6,986	6,735
Capital lease	—	101
Furniture and equipment	1,935	4,457

	9,673	12,045
Less accumulated depreciation and amortization	4,821	7,072

	$4,852	$4,973

Total depreciation expense, including the amount recorded in the change in estimate of useful lives discussed above, was $0.5 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively. In 2009, the Bank terminated a capital lease for equipment and recognized a $0.1 million gain.

9.	DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. During 2009, deposits grew a net of $8.2 million. Although the Bank’s deposits may vary with local and national economic conditions, we do not believe that our deposits are seasonal in nature. The total deposits that were re-classified to loans due to overdrafts were $30.9 and $70.1 thousand for 2009 and 2008, respectively.

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Maturities
12/31/2010	$105,278
12/31/2011	5,496
12/31/2012	1,426
12/31/2013	323
Thereafter	39

$112,562

Principal maturities of time deposits of $100,000 or more as of December 31, 2009 are as follows:

	Amount	Average Rate
(Dollars in thousands)
Three months or less	$25,851	1.20%
Over three months to six months	9,797	1.35
Over six months to twelve months	49,998	1.98
Over one year to five years	2,900	2.52

	$88,546	1.70%

As of December 31, 2009 the Bank had one deposit relationship with individual balances in excess of five percent of total deposits.

10.	LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. In 2009 the Bank disposed of the capital lease. The disposal resulted in a gain of $0.1 million.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following are future minimum lease payments as required under the agreements:

(Dollars in thousands)	Amount
12/31/2010	$121
12/31/2011	46
12/31/2012	6
12/31/2013	6
12/31/2014	6
thereafter	10

$195

Rent expense for all operating leases amounted to approximately $0.1 million in 2009 and $0.2 million in 2008. Following the Acquisition in 2008, the Bank leased the former MCSB main facility through mid-September, 2008. The expense for that lease was $0.1 million.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

11.	BORROWINGS

Borrowings as of December 31, 2009 consisted of FHLB borrowings of $7.8 million with rates ranging from 30 basis points (“bps”) to 50 bp. Interest expense on advances from FHLB for the years ended December 31, 2009 and 2008 was $0.1 and $0.7 million, respectively. In December 2008, to take advantage of the falling interest rate environment, the Bank refinanced two fixed rate term loans totaling $6.9 million into Daily Rate Credit (“DRC”) loans. To complete the transaction, the Bank incurred early repayment penalties of $0.2 million which expense is reflected in other expenses for the year ended December 31, 2008. As of December 31, 2009, the DRC loan totaled $2.0 million and had an effective interest rate of 36 bps. The maximum FHLB advances outstanding for the year ended December 31, 2009, was $24.4 million on January 2, 2009. As of December 31, 2009, the Bank had $7.8 million of outstanding advances with the FHLB, and had the availability of borrowing an additional $5.9 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by all stock in the FHLB, qualifying loans, and other securities totaling $15.6 million and $26.5 million as of December 31, 2009 and 2008, respectively.

The Company entered into a $5.0 million revolving line of credit (“the Line of Credit”) with a correspondent bank in 2008, primarily to fund the Acquisition. The Line of Credit is secured by Bank stock. The Company did not draw on the Line of Credit in 2009, and no balance was outstanding as of December 31, 2009. The Line of Credit’s interest rate equals the prime rate published in the Wall Street Journal minus 100 bps. Interest only is payable until 2010, after which principal and interest become payable annually through the final due date in 2020. The Line of Credit agreement requires the Company to meet certain fiscal and regulatory criteria for the term of the Line of Credit, including a minimum loan-to-book value, maintaining well-capitalized status, minimum levels of equity capital, annualized earnings and return on average asset ratios, and other specific ratios related to the loan portfolio. In the event that the Company fails to comply with some or all of these requirements, it has undertaken not to pay any dividends, except with the prior approval of the correspondent bank. As of December 31, 2009, the Company was not in compliance with some of these requirements, and requested and received a waiver letter in order to pay its stockholders a dividend for the fourth quarter.

Scheduled maturities of borrowings as of December 31, 2009, were as follows:

(Dollars in thousands)	Long Term Debt
2010	$2,020
2011	21
2012	22
2013	5,022
2014	23
2015 & thereafter	658

$7,766

(Dollars in thousands)	Amount	Maturity Date	Rate
Daily Rate Credit (1)	$2,000	2010	0.36%
Fixed Rate Note	5,000	2013	0.32
Fixed Rate Note	766	2020	0.50

	$7,766

(1)	Variable rate as of December 31, 2009

In January 2010, the Company took advantage of an opportunity to repay the $5 million fixed rate note referenced in the above table, with no prepayment penalty, and the Company repaid the DRC balance in full.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

12.	INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2009 and 2008, are as follows:

(Dollars in thousands)	2009	2008
Income tax expense (benefit):
Current	$333	$(346)
Deferred	(236)	(479)

Total	$97	$(825)

A reconciliation of reported income tax expense for the years ended December 31, 2009 and 2008, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2009	2008

Statutory federal income tax rate	34%	34%

Tax expense (benefit) at statutory rate	$257	$(556)
Increase (decrease) in income taxes resulting from:
State income taxes net of federal tax benefit	27	16
Tax exempt interest income	(149)	(201)
Disallowed interest expense	7	17
Cash surrender value of life insurance	(65)	(67)
Other	20	(34)

Total	$97	$(825)

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2009 and 2008 within the Consolidated Balance Sheets are as follows:

	December 31,
(Dollars in thousands)	2009	2008

Deferred tax assets:
Accrued pension expense	$652	$483
Adjustments, defined benefits plans	848	921
Deferred loan fees	74	110
Excess book over tax provision for loan losses expense	1,387	1,142
Federal net operating loss carryforward	376	825
State net operating loss carryforward	178	178
Impairment on investments	43	43
Deferred gain on sale of other real estate owned	22	44
Premises and equipment	483	465
Alternative minimum tax	28	28
Other, net	150	37

Total deferred tax assets	4,241	4,276
Valuation allowance for deferred tax assets	(178)	(164)

Net of valuation allowance deferred tax assets	4,063	4,112

Deferred tax liabilities:
Mark to market adjustment- loans	(186)	(253)
Other	—	(147)
Unrealized gains on securities available for sale	(206)	(53)

Total deferred tax liabilities	(392)	(453)

Net deferred tax assets	3,671	3,659

Taxes receivable, net	731	613

	$4,402	$4,272

During 2008, $1.4 million of the change in the net deferred tax assets was assumed or generated in connection with the Acquisition. The Company has federal net operating loss carryforwards of approximately $1.1 million at December 31, 2009, which can be used to offset future taxable income. The carryforwards start to expire in 2027, state net operating losses contain amounts which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established.

13.	STOCK-BASED COMPENSATION

Stock Option Plan —The Company had a stock option plan, approved in 1999 (the “Option Plan”), under which the Company could grant options to selected officers of the Company and the Bank for up to 171,000 shares of common stock. Under the Option Plan, the exercise price of each option could not be less than the fair market value of the Company’s stock on the date of grant, and the maximum term of each option was 10 years. Options vested over 5 years based on years of service and became 100% vested otherwise, at either age 55 with 30 years of service, or at age 65. The Option Plan and all options outstanding expired in 2009.

No stock compensation expense was incurred during 2009 or 2008.

14.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. There were no contributions to the Cash Balance Plan for the years ended December 31, 2009, and December 31, 2008. The Cash Balance Plan is not fully funded as of December 31, 2009, and the Bank expects to provide $0.3 million in funding to the Cash Balance Plan in 2010. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The following table shows the type of assets held in the Cash Balance Plan:

	Cash Balance Plan As of December 31,
Asset Category	2009	2008
Equity securities	58.0%	54.0%
Debt securities	37.0%	39.0%
All other assets	5.0%	7.0%

Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank have purchased bank owned life insurance (“BOLI”) in the aggregate amount of approximately $13.0 million face value, with a cash value of $5.5 million as of December 31, 2009, covering all the participants in the SERP. Increases in the cash value of the BOLI policies totaled $0.2 million and $0.3 million for the years ended December 31, 2009 and 2008 respectively. The Company and Bank have the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Company and Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2010.

The following tables show information for the Cash Balance Plan and SERP as of and for the years ended December 31, 2009 and 2008:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008

Service costs	$114	$107	$—	$—	$114	$107
Interest cost	253	249	114	115	367	364
Expected return on Plan assets	(201)	(302)	—	—	(201)	(302)
Amortization of prior service cost and recognized net actuarial earnings	182	14	5	5	187	19

Net periodic pension cost	$348	$68	$119	$120	$467	$188

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008

Change in projected benefit obligations:
Benefit obligation at beginning of year	$4,526	$4,404	$1,977	$2,005	$6,503	$6,409
Service cost	114	107	—	—	114	107
Interest cost	253	249	114	115	367	364
Actuarial gain	155	21	74	11	229	32
Benefits and expenses paid	(319)	(255)	(154)	(154)	(473)	(409)

Benefit obligation at end of year	4,729	4,526	2,011	1,977	6,740	6,503

Change in plan assets:
Fair value of plan assets at beginning of year	3,078	4,572	—	—	3,078	4,572
Actual return (loss) on plan assets	435	(1,238)	—	—	435	(1,238)
Employer contributions	—	—	154	154	154	154
Benefits and expenses paid	(320)	(256)	(154)	(154)	(474)	(410)

Fair value of plan assets at year end	3,193	3,078	—	—	3,193	3,078

Funded status - (under funded)	$(1,536)	$(1,448)	$(2,011)	$(1,977)	$(3,547)	$(3,425)

The Bank had a liability for the Cash Balance Plan of $1.5 million for the periods ending December 31, 2009 and 2008. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefit obligations for the SERP was $2.0 million as of December 31, 2009 and 2008. The balance is included in Other Liabilities within the Consolidated Balance Sheets.

Amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost are as follows:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2009	2008	2009	2008	2009	2008

Unrecognized net actuarial loss	$2,042	$2,300	$139	$65	$2,181	$2,365
Unrecognized prior service cost	10	11	9	14	19	25

Total amount included in accumulated other comprehensive loss	$2,052	$2,311	$148	$79	$2,200	$2,390

Weighted average assumptions as of December 31:
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	7.00%	7.00%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

	Cash Balance Plan	SERP	Total
Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2010:
Net actuarial loss	$152	$—	$152
Prior service cost	2	5	7

Total expected to be recognized	$154	$5	$159

Assets expected to be returned to the Company in 2009	$—	$—	$—

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The estimated benefit payments for the Cash Balance Plan and SERP are shown below:

For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL
2010	$594	$154	$748
2011	406	153	559
2012	389	151	540
2013	352	150	502
2014	328	148	476

Thereafter	1,873	710	2,583

	$3,942	$1,466	$5,408

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100%, up to a maximum of 6%, of each employee’s compensation. The Bank’s contributions to the 401(k) plan were $0.2 million for 2009 and 2008, respectively.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2009 and 2008, the amount of the non-qualified deferred compensation plan liability was $0.3 million.

Postretirement Benefits —The Bank provides certain postretirement benefits to select executive officers. As of December 31, 2009 and 2008, the amount of the liability for these benefits was approximately $0.2 million and $0.3 million, respectively. The Bank recognized a benefit related to the post retirement benefits of $0.1 million for the year ended December 31, 2009.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. As of January 1, 2008, a $0.2 million liability for the split dollar benefit was recorded, with the offset reflected as a cumulative-effect adjustment to retained earnings. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2009 and 2008, $0.2 million was recorded in other liabilities for the split dollar benefit.

15.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE

Basic EPS are computed by dividing net income after preferred stock dividends by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. Stock options were anti-dilutive in 2009 and 2008. The following table displays the EPS reconciliation for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008

Weighted average shares	2,031,337	1,948,220
Effect of dilutive stock options	—	—

Dilutive potential average common shares	2,031,337	1,948,220

Earnings (loss) per common share before extraordinary gain
Basic and diluted	$0.18	$(0.42)

Earnings per common share after extraordinary gain
Basic and diluted	$0.18	$0.46

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

16.	RELATED PARTY TRANSACTIONS

In the ordinary course of business certain of the Company’s and Bank’s directors and executive officers, including immediate family members and companies in which they have an interest, may be loan customers. Those transactions do not involve more than the normal risk of collectability nor do they present any unfavorable features. Total loans to such groups totaled $2.6 million as of December 31, 2009 and $2.8 million as of December 31, 2008. Unused lines available to be drawn were $0.2 million and $0.1 million as of December 31, 2009 and 2008, respectively. The following table shows the related party transactions during 2009.

Beginning Balance	$2,769
Draws	252
Repayments	(404)

Ending Balance	$2,617

In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, may be deposit customers. The relationships had aggregate deposits of $20.0 million as of December 31, 2009.

17.	RESTRICTIONS

Historically, the primary source of capital has been the retention of earnings, net of dividends paid to stockholders. The Company and the Bank seek to maintain capital at a level sufficient to assure stockholders, customers, and regulators that the Bank and the Company are financially sound. The Bank, as a NC commercial bank, may pay dividends only out of undivided profits as determined pursuant to NC General Statutes Section 53-87. As of December 31, 2009, the Bank had undivided profits, as defined, of $17.0 million. Dividends paid by the Bank to the Company may be limited due to capital maintenance requirements imposed by banking regulators. Currently the Bank must obtain State and Federal regulators’ approval prior to paying any dividends to the Company which is the Bank’s sole shareholder. Further, except with the Treasury’s prior approval, the Company is restricted from increasing its quarterly cash dividend on its common stock above the last quarterly cash dividend ($0.05) declared prior to November 17, 2008. In addition, as a bank holding company, the Company is required to adhere to the Federal Reserve’s Policy Statement on Payment of Cash Dividends, which generally requires bank holding companies to act as a source of strength and not place undue burden on subsidiary banks.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 are presented in the following tables:

	December 31, 2009
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$36,871	15.58%	$18,934	8.00%	$23,667	10.00%
The Bank	33,257	14.11	18,854	8.00	23,568	10.00

Tier 1 (to risk weighted assets)
The Company	$33,908	14.33%	$9,467	4.00%	$14,200	6.00%
The Bank	30,306	12.86	9,427	4.00	14,141	6.00

Tier 1 (to Average total assets)
The Company	$33,908	13.00%	$10,435	4.00%	$13,044	5.00%
The Bank	30,306	11.30	10,727	4.00	13,409	5.00

	December 31, 2008
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$24,826	10.60%	$18,728	8.00%	$23,411	10.00%
The Bank	24,936	10.67	18,700	8.00	23,375	10.00

Tier 1 (to risk weighted assets)
The Company	$21,904	9.36%	$9,364	4.00%	$14,046	6.00%
The Bank	22,014	9.42	9,350	4.00	14,025	6.00

Tier 1 (to Average total assets)
The Company	$21,904	8.41%	$10,413	4.00%	$13,016	5.00%
The Bank	22,014	8.47	10,399	4.00	12,999	5.00

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

18.	HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) is as follows:

Condensed Balance Sheets:	As of December 31,
(Dollars in thousands)	2009	2008
Assets:
Cash and cash equivalents	$3,011	$314
Investment in subsidiary Bank	32,649	24,429
Other assets	1,039	345

Total Assets	$36,699	$25,088

Liabilities and Stockholders’ Equity:
Total liabilities	$144	$769
Shareholders’ equity	36,555	24,319

Total Liabilities and Stockholders’ Equity	$36,699	$25,088

Condensed Statements of Operations:	For the Years Ended December 31,
(Dollars in thousands)	2009	2008
Dividends received	$—	$816
Undistributed net earnings of subsidiary bank	858	739
Income (expenses), net	(198)	(654)

Net income	$660	$901

Condensed Cash Flows:	For the Years Ended December 31,
(Dollars in thousands)	2009	2008

Cash Flows from operating activities:
Net income	$660	$901
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net earnings of subsidiary	(858)	(739)
Increase in other assets	(694)	(148)
(Decrease) increase in other liabilities	(626)	320

Net cash (used in) provided by operating activities	(1,518)	334

Investing Activities:
Additional investments in subsidiary	(7,000)	—

Net cash used in investing activities	(7,000)	—

Financing activities:
Issuance of preferred stock, net of issuance costs	11,719	—
Dividends paid	(504)	(388)

Net cash provided by (used in) financing activities	11,215	(388)

Net increase (decrease) in cash and cash equivalents	2,697	(54)

Cash and cash equivalents at beginning of year	314	368

Cash and cash equivalents at end of year	$3,011	$314

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

19.	COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Balance Sheets. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank utilizes the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the counter parties. Collateral varies and may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk as of December 31, 2009 and 2008, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at December 31, 2009 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$45	$18,419	$18,464
One to three years	200	2,648	2,848
Three to five years	—	58	58
More than five years	—	1,077	1,077

	$245	$22,202	$22,447

20.	FAIR VALUE MEASUREMENT

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy. The Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these instruments at December 31, 2009.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities. The Company has Level 2 securities at December 31, 2009.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets. The Company has Level 3 assets and liabilities at December 31, 2009.

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans are generally classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s business. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned: Foreclosed assets are adjusted to fair value, less estimated carry costs and costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less estimated carry costs and costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records the foreclosed asset as nonrecurring Level 3.

The following table summarizes quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2009.

(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Available for sale securities	$17,699	$—	$17,699	$—
Other invested assets	1,061		1,061
Non-recurring:
Other real estate owned	2,176	—	—	2,176
Non-performing loans	8,999	—	—	8,999

Total	$29,935	$—	$18,760	$11,175

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Recurring:
Available for sale securities	$32,503	$—	$32,503	$—
Other invested assets	1,613		1,613

Non-recurring:

Other invested assets	166			166
Other real estate owned	1,175	—	—	1,175
Non-performing loans	9,635	—	—	9,635

Total	$45,092	$—	$34,116	$10,976

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

Cash and Cash Equivalents: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Other Invested Assets: The carrying value of other invested assets approximates fair value based on redemption provisions.

Loans (other than impaired), net of allowances for loan losses: Fair values are estimated for portfolios of loans with similar financial characteristics. The majority of the Company’s loans and lending-related commitments are not carried at fair value on a recurring basis on the Consolidated Balance Sheets, nor are they actively traded.

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

M&F BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2009 and 2008, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$30,313	$30,313	$13,776	$13,776
Marketable securities	17,699	17,699	32,503	32,503
Other invested assets	1,061	1,061	1,613	1,613
Loans, net of allowances for loan losses	206,547	212,158	205,449	209,780
Accrued interest receivable	935	935	1,278	1,278

Liabilities:
Deposits	$224,807	$228,506	$216,567	$217,971
Federal funds purchased	—	—	—	—
Other borrowings	7,766	6,951	25,046	24,793
Accrued interest payable	188	188	343	343

The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company elected not to implement the fair value option.

21.	SUBSEQUENT EVENTS

Management has evaluated events subsequent to December 31, 2009. In January 2010, the Company paid off two borrowings: $2 million advanced on the DRC; and a $5 million long-term debt with FHLB. Both were paid off without pre-payment penalty.

M&F BANCORP, INC. AND SUBSIDIARY

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

Management’s Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for the Company as of December 31, 2009, is effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting Company regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting Company pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2009, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

M&F BANCORP, INC. AND SUBSIDIARY

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors and Executive Officers – The information required by this Item regarding the Company’s directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I—Election of Directors and “Executive and Director Compensation”, in the Company’s Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during May 2010, which sections are incorporated herein by reference.

(b)	Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c)	Code of Ethics – The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company’s website at www.mfbonline.com . In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

(d)	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

(e)	Audit Committee – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Executive and Director Compensation” in the Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is set forth under the section captioned “Stock Ownership” in the Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth under the sections captioned “Executive and Director Compensation – Indebtedness and Transactions with Related Persons”, “Director Independence”, “Nominating and Corporate Governance Committee”, “Compensation Committee” and “Audit Committee”, in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditors” and “Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement, which sections are incorporated herein by reference.

M&F BANCORP, INC. AND SUBSIDIARY

PART IV

ITEM 15. EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated June 26, 2009 between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 16	Letter from McGladrey & Pullen, LLP, regarding change in certifying accountant, dated April 8, 2009, incorporated herein by reference to Exhibit 16.1 of the Current Report on Form 8-K, filed with the SEC on April 8, 2009.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Form 10-KSB, filed with the SEC on March 31, 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	management contracts and compensatory arrangements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 22, 2010	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Kim D. Saunders	President, Chief Executive Officer and Director	March 22, 2010
Kim D. Saunders	(Principal Executive Officer)

/s/ Lyn Hittle	Chief Financial Officer	March 22, 2010
Lyn Hittle	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Stewart	Chairman of the Board	March 22, 2010
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	March 22, 2010
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	March 22, 2010
Michael L. Lawrence

/s/ Joseph M. Sansom	Director	March 22, 2010
Joseph M. Sansom

/s/ Aaron L. Spaulding	Director	March 22, 2010
Aaron L. Spaulding

/s/ James H. Speed, Jr.	Director	March 22, 2010
James H. Speed, Jr.

M&F BANCORP, INC. AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.