Form 10-Q
period 2010-03-31
M&F BANCORP INC /NC/
filed 2010-04-30
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
As of April 29, 2010, there were 2,031,337 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1- Financial Statements

CONSOLIDATED BALANCE SHEETS
	AS OF
(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2010	2009

ASSETS

Cash and cash equivalents	$39,924	$30,313
Investment securities available for sale, at fair value	17,304	17,699
Other invested assets	1,061	1,061
Loans, net of unearned income and deferred fees	208,478	210,111
Allowances for loan losses	(3,749	(3,564)
Loans, net	204,729	206,547
Interest receivable	879	935
Bank premises and equipment, net	4,776	4,852
Cash surrender value of bank-owned life insurance	5,546	5,499
Other real estate owned	2,159	2,176
Deferred tax assets and taxes receivable, net	4,362	4,402
Other assets	961	897
TOTAL ASSETS	$281,701	$274,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$194,196	$186,791
Noninterest-bearing deposits	43,847	38,016
Total deposits	238,043	224,807

Other borrowings	1,761	7,766
Other liabilities	5,325	5,253
Total liabilities	245,129	237,826

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value 10,000,000 shares authorized as of March 31, 2010 and December 31, 2009; 2,031,337 shares issued and outstanding as of March 31, 2010 and December 31, 2009	8,732	8,732
Series A Preferred stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of March 31, 2010 and December 31, 2009	11,720	11,719
Retained earnings	17,169	17,128
Accumulated other comprehensive loss	(1,049	(1,024)
Total stockholders' equity	36,572	36,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$281,701	$274,381

See notes to consolidated financial statements

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)
(Dollars in thousands except per share data)	2010	2009

Interest income:
Loans, including fees	$3,139	$3,280
Investment securities, including dividends
Taxable	113	220
Tax-exempt	81	126
Other	14	8

Total interest income	3,347	3,634
Interest expense:
Deposits	536	863
Borrowings	2	34

Total interest expense	538	897
Net interest income	2,809	2,737
Less provision for loan losses	191	59

Net interest income after provision for loan losses	2,618	2,678
Noninterest income:
Service charges	439	423
Rental income	61	69
Cash surrender value of life insurance	48	48
Realized gain on disposition of securities	16	62
Realized gain on sale of real estate owned	14	1
Realized loss on disposal of assets	(3)	-
Other income	(1)	1
Total noninterest income	574	604
Noninterest expense:
Salaries and employee benefits	1,238	1,502
Occupancy and equipment	395	488
Directors fees	87	84
Marketing	38	41
Professional fees	254	244
Information technology	225	156
FDIC deposit insurance	239	53
Other	435	310
Total noninterest expense	2,911	2,878

Income before income taxes	281	404
Income tax expense	59	98
Net income	$222	$306

Preferred stock dividends	146	-

Net income available to common stockholders	$76	$306

Basic and diluted earnings per share of common stock:	$0.04	$0.15
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

Dividends per share of common stock	$0.0175	$-

See notes to consolidated financial statements

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)					Accumulated
	Number				Other
	of	Common	Preferred	Retained	Comprehensive
(Dollars in thousands)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2008	2,031,337	$8,732	$-	$16,972	$(1,385)	$24,319
Comprehensive income:
Net income				306		306
Other comprehensive income, net of tax					98	98
Total comprehensive income, net of tax						404

Balances as of March 31, 2009	2,031,337	$8,732	$-	$17,278	$(1,287)	$24,723

Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of preferred stock issuance costs			1			1
Comprehensive income:
Net income				222		222
Other comprehensive loss, net of tax					(25)	(25)
Total comprehensive income, net of tax						197
Dividends declared on preferred stock				(146)		(146)
Dividends declared on common stock ($0.0175 per share)				(35)		(35)

Balances as of March 31, 2010	2,031,337	$8,732	$11,720	$17,169	$(1,049)	$36,572

See notes to consolidated financial statements

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 and 2009
(Unaudited)

(Dollars in thousands)	2010	2009

Cash flows from operating activities:
Net income	$222	$306
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	191	59
Depreciation and amortization	102	164
Loss from disposals of bank premises and equipment	3	-
Amortization of premiums/discounts on investments, net	5	6
Loan purchase accounting amortization and accretion, net	43	43
Deferred loan origination fees and costs, net	61	24
Gains on disposition of available for sale securities	(16)	(62)
Increase in cash surrender value of life insurance	(48)	(48)
(Gain) loss on sale of other real estate owned	(14)	-
Changes in:
Accrued interest receivable and other assets	65	449
Other liabilities	90	(323)

Net cash provided by operating activities	704	618

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	4,165
Maturities, prepayments and calls	443	2,914
Principal collections	922	1,348
Purchases	(1,000)	(2,086)
Net decrease (increase) in loans	1,440	(3,081)
Purchases of bank premises and equipment	(29)	(73)
Proceeds from sale of real estate owned	96	-

Net cash provided by investing activities	1,872	3,187

Cash flows from financing activities:
Net increase in deposits	13,236	6,557
Net decrease from other borrowings	(6,005)	(18,634)
Cash dividends	(196)	-

Net cash provided by (used in) financing activities	7,035	(12,077)

Net increase (decrease) in cash and cash equivalents	9,611	(8,272)

Cash and cash equivalents as of the beginning of the period	30,313	13,776

Cash and cash equivalents as of the end of the period	$39,924	$5,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$478	$820
Income taxes	5	-

See notes to consolidated financial statements.

M&F BANCORP, INC.
Notes To Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2009, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2009.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

Reclassification—Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2009 have been reclassified to conform to the 2010 presentation. These reclassifications have had no impact on reported amounts of net income, shareholder’s equity or total assets.

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets.  This Update amends the Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.  The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This update is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application is not permitted.  The adoption of this standard did not have a material impact on our financial position or results of operation.

In January 2010, the FASB issued an Accounting Standards Update (“ASU”) entitled “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 820”) which amends ASC 820-10.  This ASU requires new disclosures:  (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis.  In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements.  The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20).  These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference to ASC 820-10 on how to determine appropriate class to present fair value disclosures.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  This ASU requires additional disclosures which will not have an impact on the Company’s results of operations or assets.

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

2.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the reporting periods. Diluted EPS computations are based upon the weighted average number of shares outstanding during each reporting period plus the dilutive effect of outstanding stock options. The Company had no options outstanding as of March 31, 2010 and 25,200 options outstanding as of March 31, 2009 all of which were anti-dilutive for the three months ended March 31, 2009. The options and the option plan expired on December 31, 2009. Basic and diluted earnings per share of common stock were $0.04 and $0.15 per share for the three months ended March 31, 2010 and 2009, respectively.

3.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina which include Raleigh, Durham, Charlotte, Winston-Salem, and Greensboro.  The Company’s loans, classified by type are as follows:

(Unaudited)	March 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$8,415	4.04%	$8,605	4.10%
Real estate construction	18,191	8.73	16,987	8.08
Consumer	5,660	2.71	5,891	2.80
Commercial real estate	134,540	64.54	135,249	64.37
Consumer real estate mortgage	41,016	19.67	42,706	20.33
Other	656	0.31	673	0.32
	$208,478	100.00%	$210,111	100.00%

Nonperforming assets were as follows:

(Unaudited)	March 31	December 31
(Dollars in thousands)	2010	2009

Loans contractually past due 90 days or more and/or on nonaccrual status
Commercial	$1,350	$1,263
Real estate construction	717	681
Commercial real estate	5,183	4,703
Consumer real estate mortgage	2,468	2,352
Total nonaccrual loans	9,718	8,999
Foreclosed properties	2,159	2,176
Total nonperforming assets	$11,877	$11,175

Nonperforming assets to:
Loans outstanding at end of quarter	5.70%	5.32%
Total assets at end of quarter	4.22	4.07
Allowance for loan losses as a percent of nonperforming assets	31.57	31.89

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

4.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

(Unaudited)	March 31, 2010			December 31, 2009
(Dollars in thousands)	Amount	Allowance	% of Total	Amount	Allowance	% of Total
Commercial	$8,415	$577	0.28%	$8,605	$515	0.25
Real estate construction	18,191	232	0.11	16,987	176	0.08
Consumer	5,660	97	0.05	5,891	122	0.06
Commercial real estate	134,540	2,196	1.05	135,249	2,238	1.07
Consumer real estate mortgage	41,016	576	0.28	42,706	485	0.23
Other	656	71	0.03	673	28	0.01
	$208,478	$3,749	1.80%	$210,111	$3,564	1.70

The activity in the allowance for the quarters ended March 31, 2010 and 2009 is as follows:

	As of and for the
(Unaudited)	Three Months Ended March 31,
(Dollars in thousands)	2010	2009

Average amount of loans outstanding, net of unearned income/expense	$207,943	$208,672
Amount of loans outstanding at quarter end, net of unearned income	208,478	210,111

Allowance for loan losses:
Balance at beginning of year	$3,564	$2,962
Loans charged-off:
Consumer real estate mortgage	4	1
Total charge-offs	4	1

Recoveries of loans previously charged-off:
Commercial	-	18
Commercial real estate	1	1
Consumer real estate mortgage	2	2
Total recoveries	3	21

Net loans charged off	1	(20)
Bounce protection charge-offs (net)	5	9
Provision for loan losses	191	59
Balance at end of year (1)	$3,749	$3,032

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

The loans classified as impaired and substandard with the respective allowance are shown in the table below:

	Impaired and TDR Loans			Impaired and TDR Loans
	As of March 31, 2010			As of December 31, 2009

(Unaudited)	Amount	Allowance	Coverage	Amount	Allowance	Coverage
(Dollars in thousands)
Impaired loans:
Commercial	$110	$75	68.18%	$1,607	$35	2.18%
Commercial real estate	1,835	65	3.54	-	-	-
Consumer real estate mortgage	1,329	48	3.61	1,605	-	-
Total	$3,274	$188	5.74%	$3,212	$35	1.09%

TDRs
Commercial	$1,239	$-	-%	$1,263	$-	-%
Real estate construction	666	-	-	-	-	-
Commercial real estate	4,837	-	-	5,488	203	3.70
Consumer real estate mortgage	138	-	-	227	-	-
Total	$6,880	$-	-%	$6,978	$203	2.91%

5.	Common Stock Dividends

During the three months ended March 31, 2010, the Board has declared dividends of $0.0175 per share to be paid in April 2010 to shareholders of record as of April 2, 2010.

6.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan (the “Cash Balance Plan”) for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan (the “SERP Plan”) that provides benefits to certain current and former executives. The Company has not made any contributions during the three months ended March 31, 2010 and 2009.

The Company provides post-retirement benefits to certain former executive officers.  As of March 31, 2010 and 2009, the amount of this liability was $0.2 million and $0.3 million, respectively, and is reflected in Other Liabilities.

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended March 31, 2010 and 2009 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$34	$29	$-	$-	$34	$29
Interest cost	63	63	28	28	91	91
Expected return on plan assets	(53)	(50)	-	-	(53)	(50)
Amortization of prior service costs	-	-	1	1	1	1
Amortization of net loss	38	45	-	-	38	45
Net periodic cost	$82	$87	$29	$29	$111	$116

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

7.	Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders.  The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

	For the Three Months Ended
(Unaudited)	March 31,
(Dollars in thousands)	2010	2009

Net income	$222	$306

Items of other comprehensive income, before tax:
Unrealized (losses) gains on securities available for sale, net of taxes	(27)	222
Reclassification adjustments for gains
included in income before income tax expense	(16)	(62)
Other comprehensive (loss) income before tax expense	(43)	160

Less: Changes in deferred income taxes related to change in unrealized
(loss) gains on securities available for sale	(18)	62
Other comprehensive (loss) income, net of taxes	(25)	98

Total comprehensive income	$197	$404

8.	Fair Value Measurement

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

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. This category generally includes securities that are traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.  Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 category generally includes other real estate owned and impaired loans when there is no observable market price or if it is impaired.

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

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

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

Assets measured at fair value on a recurring and non-recurring basis, segregated by fair value hierarchy level, are summarized below:

(Unaudited)		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Available for sale securities	$17,304	$-	$17,304	$-
Other invested assets	1,061	-	1,061	-
Non-recurring:
Other real estate owned	2,159	-	-	2,159
Impaired and TDR loans, net of allowance	9,966	-	-	9,966
Total	$30,490	$-	$18,365	$12,125

The “Financial Instruments” topic of the ASC requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of March 31, 2010 and December 31, 2009, have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

Cash and Cash Equivalents:  The carrying amount of cash and cash equivalents approximates fair value.

Other Invested Assets:  As a member of the Federal Home Loan Bank of Atlanta (“FHLB”) system, the Company is required to maintain an investment in capital stock of the FHLB. The carrying value of the Company’s investment in FHLB stock was $1.0 million as of March 31, 2010 and was classified as other invested assets on the Condensed Consolidated Balance Sheets. Because of membership requirements to hold stock in this institution and restrictions on the Company’s ability to sell such stock, this investment does not have a readily determinable market value and is accounted for using the cost method.

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

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

Deposits:  The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to the carrying amount.  The fair value of time deposits is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities.

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

As of March 31, 2010 and December 31, 2009, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	March 31, 2010		December 31, 2009
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$39,924	$39,924	$30,313	$30,313
Marketable securities	17,304	17,304	17,699	17,699
Other invested assets	1,061	1,061	1,061	1,061
Loans, net of allowances for loan losses	204,729	205,663	206,547	212,158
Accrued interest receivable	879	879	935	935

Liabilities:
Deposits	$238,043	$233,305	$224,807	$228,506
Other borrowings	1,761	1,785	7,766	6,951
Accrued interest payable	249	249	188	188

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

9.	Investments

Investment securities represent the second largest component of earning assets.  The Company’s securities portfolio consists primarily of the following debt securities:
•	U.S. government agencies
•	Government sponsored mortgage-backed securities
o	Fannie Mae, Freddie Mac, and Ginnie Mae
•	Highly-rated collateralized debt securities
•	Municipal bonds

All of the securities are classified as available for sale.  The available for sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth.  Securities available for sale are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in other comprehensive income. Interest income includes amortization of purchase premium and accretion of purchase discount. The amortization of premiums and accretion of discounts is determined by using the level yield method. Securities are not acquired for purposes of engaging in trading activities. Realized gains and losses from sales of securities are determined using the specific identification method.

The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non-credit related, with the corresponding decline charged to other comprehensive income. Securities available for sale are carried at their fair value, and the mark-to-market adjustment was a $0.5 million unrealized gain as of March 31, 2010 and December 31, 2009.  After considering applicable tax expense, the cumulative mark-to-market adjustment increased stockholders’ equity by $0.3 million at March 31, 2010 and December 31, 2009.  Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available for sale securities.

On March 31, 2010 and December 31, 2009, the recorded value of investments totaled $17.3 million and $17.7 million, respectively.  Factors affecting the decrease of the investment securities portfolio include loan growth, the interest rates available for reinvesting maturing securities, and changes in the interest rate yield curve.  Other invested assets include FHLB stock with a carrying value of $1.0 million as of March 31, 2010 and December 31, 2009.

The Company has reviewed the investment portfolio and does not believe any of the declines in fair value are other-than-temporary.  The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities at the dates indicated.

(Unaudited)	March 31, 2010	December 31, 2009
(Dollars in thousands)
US government agencies	$999	$-
Government sponsored MBS
Residential	8,363	9,244
Non-Government sponsored MBS
Residential	282	307
Municipal securities
North Carolina	4,044	4,517
Out of state	3,616	3,631
	$17,304	$17,699

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

The following table reflects the debt securities by contractual maturities as of March 31, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

(Unaudited)	As of March 31, 2010
(Dollars in thousands)	Fair Value	Amortized Cost
US government agencies
Due within one year	$-	$-
Due after one year through five years	999	1,000
Due after five years through ten years	-	-
Due after ten years	-	-
Total US government agencies	$999	$1,000

Government sponsored MBS
Residential
Due within one year	$-	$-
Due after one year through five years	11	11
Due after five years through ten years	600	567
Due after ten years	7,752	7,436
Total government sponsored MBS	$8,363	$8,014

Non-government sponsored MBS
Residential
Due after ten years	$282	$277

Municipal bonds
North Carolina
Due within one year	$342	$340
Due after one year through five years	503	468
Due after five years through ten years	1,457	1,419
Due after ten years	1,742	1,730
Total North Carolina municipal bonds	$4,044	$3,957

Out of state
Due after one year through five years	$856	$820
Due after five years through ten years	259	265
Due after ten years	2,501	2,480
Total out of state municipal bonds	$3,616	$3,565

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2010 and December 31, 2009 are as follows:

(Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
March 31, 2010
US government agencies	$1,000	$-	$(1)	$999
Government sponsored MBS
Residential	8,014	349	-	8,363
Non-Government sponsored MBS
Residential	277	5	-	282
Municipal securities
North Carolina	3,957	87	-	4,044
Out of state	3,565	57	(6)	3,616
Total at March 31, 2010	$16,813	$498	$(7)	$17,304

December 31, 2009
US government agencies
Government sponsored MBS
Residential	$8,887	$357	$-	$9,244
Non-Government sponsored MBS
Residential	310	-	(3)	307
Municipal securities
North Carolina	4,402	115	-	4,517
Out of state	3,566	71	(6)	3,631
Total at December 31, 2009	$17,165	$543	$(9)	$17,699

As of March 31, 2010 and December 31, 2009, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Unaudited)	Less Than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010
US government agencies	$999	$(1)	$-	$-	$999	$(1)
Municipal securities
Out of state	244	(6)			244	(6)
Total at March 31, 2010	$1,243	$(7)	$-	$-	$1,243	$(7)

December 31, 2009
Non-Government sponsored MBS
Residential	$-	$-	$307	$(3)	$307	$(3)
Municipal securities
Out of state	244	(6)			244	(6)
Total at December 31, 2009	$244	$(6)	$307	$(3)	$551	$(9)

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

10.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of March 31, 2010 and December 31, 2009, the Company had outstanding loan commitments (including available lines of credit) of approximately $22.4 million and $24.7 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.2 million as of March 31, 2010 and December 31, 2009. These lines of credit, standby letters of credit, and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit.  As of March 31, 2010 and December 31, 2009, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans.  Available amounts on home equity lines as of March 31, 2010 and December 31, 2009 were approximately $2.3 million and $2.5 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.0 million as of March 31, 2010 and December 31, 2009.

No significant losses are anticipated as a result of these transactions.

Fed Funds Line

As of March 31, 2010, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $12.0 million from three correspondent banks.  The Fed Funds Lines are renewed annually.  Interest rates are stated as variable on a daily basis.  The balance outstanding under the Fed Funds Lines as of March 31, 2010 was $1.0 million, which was repaid on April 1, 2010. The Company utilizes its Fed Funds Lines periodically.  $2.0 million was the maximum borrowed during the quarter ended March 31, 2010.

As of March 31, 2010, the Company has additional borrowing capacity at the FHLB of $11.7 million.

Letters of Credit

In October 2009, the Company secured a $2.0 million letter of credit with FHLB to use as collateral for public deposits.  The letter of credit is secured by the Company’s collateral with FHLB and is renewable annually.

11.	Borrowings

The March 31, 2010 and December 31, 2009 borrowings, and accompanying maturities and interest rates were:

(Unaudited)	March 31, 2010
(Dollars in thousands)	Amount	Maturity Date	Rate
Fixed Rate Note	$761	2020	0.50

	December 31, 2009
(Dollars in thousands)	Amount	Maturity Date	Rate
Daily Rate Credit (1)	$2,000	2010	0.36%
Fixed Rate Note	5,000	2013	0.32
Fixed Rate Note	766	2020	0.50
	$7,766
(1) Variable rate as of December 31, 2009

In January 2010, the Company took advantage of an opportunity to repay the $5 million fixed rate note referenced in the above table, with no prepayment penalty, and the Company repaid the Daily Rate Credit balance in full.  For the three months ended March 31, 2010 the Company had $1.0 million in Fed Funds Lines and a $0.8 million FHLB fixed rate note outstanding.  The Fed Funds Line was repaid on April 1, 2010.

M&F BANCORP, INC.
Notes To Consolidated Financial Statements, Continued

12.	Subsequent Events

The Company evaluated subsequent events through the date of issuance of the financial statements and has determined there are no further adjustments or disclosures required.

M&F BANCORP, INC.

Item 2--Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the Company’s results of operations and financial condition. The following discussion is intended to provide a general overview of the Company’s performance for the three months ended March 31, 2010, compared with the same period in 2009. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three Month Period Ended March 31, 2010

Net income from operations decreased by $0.1 million for the quarter ended March 31, 2010 to $0.2 million from $0.3 million from the same period in 2009.  Compared with the quarter ended March 31, 2009, net interest income for the quarter ended March 31, 2010 improved 2.63% or $0.1 million, and the net interest margin for the quarter ended March 31, 2010 decreased 28 basis points (“bp”). The provision for loan losses increased in the quarter ended March 31, 2010 over the quarter ended March 31, 2009 largely due to an additional allowance for impaired loans.  Non-interest income decreased 4.97%, mainly due to the gains on sales and calls of securities in 2009 versus no sales and only one call in 2010.  Non-interest expense increased 1.15%, and income tax expense decreased 39.80% in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.

M&F BANCORP, INC.

Selected Financial Data:

(Unaudited)	As of and for the Three Months ended March 31,
(Dollars in thousands)	2010	2009
Selected Balance Sheet Data
Cash and due from banks	$39,924	$5,504
Securities	17,304	27,245
Gross loans	208,478	211,436
Allowance for loan losses	(3,749)	(3,032)
Total Assets	281,701	259,625
Deposits	238,043	223,124
Borrowings	1,761	6,412
Stockholders' equity	36,572	24,723

(Dollars in thousands)
Summary of Operations
Interest income	$3,347	$3,634
Interest expense	538	897
Net interest income	2,809	2,737
Provision for loan losses	191	59
Net interest income after provision for loan losses	2,618	2,678
Other operating income	574	604
Other operating expense	2,911	2,878
Pre-tax net income	281	404
Income tax expense	59	98
Net income	$222	$306

Preferred dividends	$146	$-
Per Share Data (1)
Net income-basic and diluted	$0.04	$0.15
Common stock dividends	$35	$-
Book value per share of common stock (2)	$12.23	$12.17
Average common shares outstanding	2,031,337	2,031,337

Selected Ratios (1)
Return on average assets	0.11%	0.46%
Return on average stockholders' equity	0.83	4.94

Average stockholders' equity to average total assets	12.99%	9.38%
Net interest margin (3)	4.64	4.60

(1) available to common stockholders
(2) stockholders equity reduced for liquidation value of preferred stock
(3) on a tax equivalent basis

M&F BANCORP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•
the Bank’s failure to satisfy the requirements of the Memorandum of Understanding with the Commissioner of Banking of North Carolina and the Regional Director of the FDIC’s Atlanta Regional Office (the “MOU”);

•	the effect of the requirements in the MOU and any further regulatory actions;
•	regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;
•	revenues are lower than expected;

•	credit quality deterioration which could cause an increase in the provision for credit losses;

•	competitive pressure among depository institutions increases significantly;

•	changes in consumer spending, borrowings and savings habits;

•	our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	technological changes and security and operations risks associated with the use of technology;

•	the cost of additional capital is more than expected;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks, ineffective hedging and liquidity risks;

•	counterparty risk;

•	general economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	the effects of the FDIC deposit insurance premiums and assessments;

•	the effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;

•	volatility in the credit or equity markets and its effect on the general economy;

•	demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;

•	the costs and effects of legal, accounting and regulatory developments and compliance; and

•	regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

M&F BANCORP, INC.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification (“ASC”). These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans, unless specifically identified as impaired and the estimated value of the underlying collateral does not support the full balance, that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

M&F BANCORP, INC.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of inherent losses which have been incurred as of March 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate.

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

Valuation Allowances – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Other Real Estate Owned (“OREO”) — Real estate properties acquired through loan foreclosure are recorded at estimated fair value, net of estimated selling costs, at time of foreclosure, establishing a new cost basis. Credit losses arising at the time of foreclosure are charged against the allowance for loan losses. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Routine holding costs are charged to expense as incurred.

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

Executive Overview

The Company generated the majority of its interest and non-interest income in the first three months of 2010 and 2009 from traditional lending and deposit banking services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, and pursuing strategic relationships for deposits.

M&F BANCORP, INC.

Impact of Recent Developments on the Banking Industry

The banking industry, including the Company, is operating in a challenging and volatile economic environment.  The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Although the Bank remains profitable, it has not been immune from the impact of the current recession or the increased focus of banking regulators upon capital and liquidity levels.  A material change in volatile funding, brokered deposits, or the balance sheet composition would require receipt of non-objections from the federal and state regulators. At its annual Strategic Planning session in September 2009, the Board of Directors of the Bank directed management to limit material changes to the balance sheet, and to focus on asset quality, liquidity, and managing the Bank through the challenging economic environment.  Subsequently, the Board established higher liquidity targets which Management achieved by December 31, 2009. All of the Bank’s Certificate of Deposit Account Registry Service® (“CDARS”) brokered deposits are reciprocal, relationship-based deposits.

On April 27, 2010, the Bank and the directors of the Bank signed a Memorandum of Understanding (“MOU”), which will become effective upon the execution thereof by the Commissioner of Banking of North Carolina and the Regional Director of the FDIC’s Atlanta Regional Office, the supervisory authorities. The MOU requires the Bank to:

•
Reduce the balance of adversely classified assets, and develop specific plans and proposals for the reduction and improvement of assets which are adversely classified, and not extend further credit to borrowers whose loans are adversely classified without prior consent of the supervisory authorities;

•	Remain well-capitalized;
•	Maintain adequate liquidity;
•	Not pay dividends to the holding company without prior consent of the supervisory authorities; and
•	Obtain the non-objection of the supervisory authorities before engaging in any transactions that would change the composition of the Bank’s balance sheet by more than 10%.

Management believes that the Bank has already successfully addressed many of the areas in the MOU, which is characterized by the supervisory authorities as an informal action that is neither published nor made publicly available by the supervisory authorities and is used when circumstances warrant a milder form of action rather than a formal supervisory action.  Management is committed to continuing to actively address the items to achieve full compliance and resolution.

Issuance of Preferred Stock to the United States Treasury (the “Treasury”)under the Capital Purchase Program (“CPP”)

In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Preferred Stock, constituting 5.00% of the Company’s risk-weighted assets. As a condition of the CPP, the Company is prohibited from paying any dividends on its common stock unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). Except with the Treasury’s prior approval, the Company is generally prohibited from repurchasing its common stock until the earlier of June 2012 or until the Treasury no longer owns any of the Series A Preferred Stock (the “Restriction Period”). In addition, except with the Treasury’s prior approval, during the Restriction Period, the Company is restricted from increasing its quarterly cash dividend on its common stock above the last quarterly dividend ($0.05) declared prior to November 17, 2008.

M&F BANCORP, INC.

Financial Condition

Total assets increased 2.67%, or $7.3 million, to $281.7 million as of March 31, 2010 from $274.4 million as of December 31, 2009. Cash and cash equivalents increased $9.6 million or 31.7%, to $39.9 million as of March 31, 2010, compared to $30.3 million as of December 31, 2009.  Investment securities decreased $0.4 million from $17.7 million as of December 31, 2009 to $17.3 million as of March 31, 2010.  During the three months ended March 31, 2010, the Company paid down debt by $6.0 million, decreased loans by $1.6 million, and deposits increased by $13.2 million.  All other assets comprised of interest receivable, bank premises and equipment, bank-owned life insurance, other real estate owned, income taxes, and other miscellaneous assets, decreased a net of $0.1 million during the three months ended March 31, 2010.

The entire investment portfolio is classified as available-for-sale and is comprised of investment-grade securities. Securities with a book value of $1.0 million were purchased and $0.4 million were called during the three months ended March 31, 2010.  Principal payments of $0.9 million were received during the three month period.

Deposits increased 5.89%, or $13.2 million, to $238.0 million as of March 31, 2010 from $224.8 million as of December 31, 2009.  The $13.2 million increase was mainly due to an increase in CDARS deposits.

Total stockholders’ equity was essentially unchanged at $36.6 million as of March 31, 2010 and December 31, 2009.  The net income before dividends of $0.2 million was mostly offset by preferred and common stock dividends and a small other comprehensive loss for the three months ended March 31, 2010.  The Company recorded dividends totaling $0.2 million during the three months ended March 31, 2010, which included a 5.00% preferred stock dividend for the period from January 1, 2010 to March 31, 2010, and a dividend to common stockholders, of $0.0175 per share.

Results of Operations, Three Months Ended March 31, 2010 and 2009

Net income from operations for the three months ended March 31, 2010 decreased $0.1 million to $0.2 million from $0.3 million for the same period in 2009. For the three months ended March 31, 2010 when compared to the same period in 2009, interest income decreased 7.90%, or $0.3 million, and interest expense decreased 40.02%, or $0.4 million, resulting in an overall improvement in net interest income of 2.63%, or $0.1 million.

Interest income on loans decreased $0.1 million, in part due to the $0.7 million decrease in average loans outstanding  to $207.9 million from $208.7 million, partially offset by a 25 bp decrease in yield to 6.04% from 6.29% for the three months ended March 31, 2010 and 2009, respectively.  Interest income on securities decreased $0.2 million, when comparing the three months ended March 31, 2010 with the same period in 2009, primarily due to the average balances of the portfolio decreasing by $15.4 million.

Total interest expense decreased 40.02%, or $0.4 million, for the three months ended March 31, 2010 as compared to the same period in 2009, reflecting a 78 bp decrease from 1.88% to 1.10% in the average cost of interest-bearing deposits. The decrease in interest expense on borrowed funds of 94.12% during the three months ended March 31, 2010 from the same period in 2009 was primarily due to $9.0 million lower average balances for the three months ending March 31, 2010 of $0.8 million compared to $9.8 million for the same period in 2009.  In addition, the average borrowing rate decreased from 1.38% in the quarter ended March 31, 2009 to 1.01% in the quarter ended March 31, 2010.  The Company has made a concerted effort to decrease the use of borrowed funds while closely managing its liquidity in order to maximize its net interest margin in 2010 and 2009.

During the three months ended March 31, 2010, the Company increased its expense for loan loss provision $0.1 million from the three months ended March 31, 2009, primarily due to reserves for impaired loans. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income decreased 4.80% in the three months ended March 31, 2010 as compared to the same period in 2009, mainly due to the realized gains on sales and calls of securities in 2009 with a much smaller gain realized on the calls of securities in 2010.

M&F BANCORP, INC.
Non-interest expense increased 1.15% in the three months ended March 31, 2010 as compared to the same period in 2009.  During the three month period ending March 31, 2010 the following attributed to the increase:
•	The Company maintained fewer employees resulting in a $0.3 million decrease in salary and benefits expense
•	In the first half of 2009, the Company had two additional branches, one of which was leased, the expenses for which were included in occupancy and equipment
•	The costs of occupancy and equipment decreased $0.1 million
•	Information technology expenses increased $0.1 million, due to higher processing fees
•	FDIC insurance expense increased $0.2 million
•
Other miscellaneous expenses increased $0.1 million, with forms, franchise tax, and sponsorships attributing to this increase, partially offset by a decrease in the reserve for contingent off balance sheet liabilities.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)	2010			2009
(Dollars in thousands)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$207,943	$3,139	6.04%	$208,672	$3,280	6.29%
Taxable securities	8,856	113	5.10	19,925	220	4.42
Nontaxable securities(2)	7,824	81	6.74	12,173	126	6.74
Federal funds sold and other interest on short-term investments	39,600	14	0.14	3,198	8	1.00
Total interest earning assets	264,223	3,347	5.14%	243,968	3,634	6.05%
Cash and due from banks	2,135			6,055
Other assets	20,037			17,143
Allowance for loan losses	(3,614)			(2,973)
Total assets	$282,781			$264,193
Liabilities and Equity
Savings deposits	$45,570	$36	0.32%	$30,403	$25	0.33%
Interest-bearing demand deposits	27,913	24	0.34	48,687	132	1.08
Time deposits	120,843	476	1.58	104,283	704	2.70
Total interest-bearing deposits	194,326	536	1.10	183,373	861	1.88
Borrowed funds	793	2	1.01	9,837	34	1.38
Total interest-bearing liabilities	195,119	538	1.10%	193,210	895	1.85%
Non-interest-bearing deposits	45,680			41,238
Other liabilities	5,249			4,960
Total liabilities	246,048			239,408
Shareholders' equity	36,733			24,785
Total liabilities and shareholders' equity	$282,781			$264,193

Net interest income		$2,809			$2,739

Non-taxable securities		81			126
Tax equivalent amount at 38.55% tax rate		31			49
Tax equivalent adjustment (3)		43			67
Tax equivalent net interest income		$2,852			$2,806
Net interest spread (4)			4.04%			4.20%
Net interest margin (5)		4.32%			4.60%
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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the ASC. These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if there is a short delay in receipt of payment or if, during a longer period of delay, the Company expects to collect all amounts due including interest accrued at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans, unless specifically identified as impaired and the estimated value of the underlying collateral does not support the full balance, that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, and installment loans.

The formula component uses the actual net loss/recovery history, by loan type, the Company has incurred from April 1, 2008 through March 31, 2010 on average loans outstanding over the same period. This component is then adjusted to reflect additional risk factors not addressed by historical loss experience. These factors include the evaluation of existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.  Management increased some qualitative factors in the analysis for loan and losses to reflect the continued challenges in the current economic environment.

Of the non-homogenous classified loans that are not identified as impaired, 47.89% of the classified loans, constituting 38.03% of the outstanding classified balances, have a loan-to-value of less than 50.00% of the loan balance outstanding.  Of the non-homogenous classified loans that are not identified as impaired, 47.18% of the loans are considered current (paid within 30 days of due date), constituting 48.56% of the classified loan balances outstanding.  Management believes that the low loan-to-values combined with the payment status of these unimpaired classified loans, reduces the risk of loss inherent in these classified loans.  For any non-homogenous classified loans that were not paid current (defined as less than 30 days past due) at March 31, 2010, and which had a loan to value of more than 50.00%, an additional qualitative factor was included in the allowance calculation.

Actual losses can vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of March 31, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

M&F BANCORP, INC.

The allowance for loan losses as of March 31, 2010, was $3.7 million or 1.80% of total loans outstanding, compared with 1.43% of total loans outstanding as of March 31, 2009 and 1.70% as of December 31, 2009.

As of March 31, 2010, loans totaling $10.2 million were classified as impaired, of which $6.9 million were classified as Troubled Debt Restructurings (“TDRs”).  Of the Company’s nonperforming assets, 88.63% are secured by real estate collateral, which management believes mitigates the Company’s exposure to losses as compared to those loans that are unsecured or collateralized with other types of assets.  All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded.  If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly.

Consumer real estate mortgage loans comprised 19.67% of the total loans outstanding at March 31, 2010.  The Company’s history of realized losses in consumer real estate mortgages as compared to the average consumer real estate mortgages outstanding from April 1, 2008 through March 31, 2010 is 38 bp.   As of March 31, 2010, 40.75% of the total loans outstanding were to faith-based and non-profit organizations, in which the Company has specialized lending experience. The Company’s history of realized losses during April 1, 2008 through March 31, 2010 is a net recovery when compared to the average loans outstanding in this unique market.

For additional information regarding the allowances for loan losses for the quarter ended March 31, 2010 see Note 4 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans 90 days or more past due and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.  All foreclosed assets are recorded at the estimated realizable value.

Non-accrual loans increased from $4.9 million as of March 31, 2009 to $9.7 million as of March 31, 2010, primarily due to TDR loans to three borrowers with combined loan balances of $5.9 million.  One of these borrowers, with a total loan balance of $3.6 million at March 31, 2010 is making scheduled payments in accordance with a repayment agreement.

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

Management considers the allowance for loan losses of $3.7 million as of March 31, 2010 to be sufficient to cover the probable loan losses inherent in its loan portfolio.

For additional information regarding nonperforming assets as of March 31, 2010 and 2009, see Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, available borrowing capacity from the FHLB of Atlanta, and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of March 31, 2010. The maximum outstanding balance from FHLB at any time during the first quarter, 2010 , was $7.8 million, during the first quarter 2010.  The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  All of the Bank’s CDARS® brokered deposits are reciprocal, relationship-based deposits.

M&F BANCORP, INC.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by supervisory authorities. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.  As discussed under the section heading, "Executive Overview - Impact of Recent Developments on the Banking Industry" on page [22] of this Quarterly Report on Form 10-Q, at its annual Strategic Planning session in September 2009, the Board of Directors of the Bank directed management to limit material changes to the balance sheet, and to focus on asset quality, liquidity, and managing the Bank through the challenging economic environment.  Subsequently, the Board established higher liquidity targets which Management achieved by December 31, 2009.  Additionally, pursuant to the MOU, discussed under the section heading, “Subsidiary Bank Corrective Resolutions” in the Notes to Consolidated Financial Statements, the Bank is required to obtain the non-objection of the supervisory authorities before engaging in any transactions that would materially change the composition of the Bank’s balance sheet.  Also, the MOU requires the Bank to maintain a tier 1 leverage capital ratios of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

As of March 31, 2010, the regulatory capital levels of the Company and Bank are as indicated below:

	March 31, 2010

			For Capital
			Adequacy		To Be Well
(Unaudited)	Actual		Purposes		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$36,857	15.80%	$18,662	8.00%	$23,328	10.00%
The Bank	33,468	14.41	18,574	8.00	23,218	10.00

Tier 1 (to risk weighted assets)
The Company	$33,933	14.55%	$9,331	4.00%	$13,997	6.00%
The Bank	30,558	13.16	9,287	4.00	13,931	6.00

Tier 1 (to Average total assets)
The Company	$33,933	12.16%	$11,164	4.00%	$13,955	5.00%
The Bank	30,558	11.09	11,020	4.00	13,775	5.00

	December 31, 2009

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$36,871	15.58%	$18,934	8.00%	$23,667	10.00%
The Bank	33,257	14.11	18,854	8.00	23,568	10.00

Tier 1 (to risk weighted assets)
The Company	$33,908	14.33%	$9,467	4.00%	$14,200	6.00%
The Bank	30,306	12.86	9,427	4.00	14,141	6.00

Tier 1 (to Average total assets)
The Company	$33,908	13.00%	$10,435	4.00%	$13,044	5.00%
The Bank	30,306	11.30	10,727	4.00	13,409	5.00

M&F BANCORP, INC.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

From time to time, the Company becomes involved in legal proceedings occurring in the ordinary course of business. Except as disclosed in the Notes to the Consolidated Financial Statements, under the section heading “Subsidiary Bank Corrective Resolutions”, subject to the uncertainties inherent in any litigation, management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material effect on the Company’s consolidated financial condition or results of operations

Item 1A – Risk Factors

To smaller reporting companies

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 — Defaults Upon Senior Securities

Not applicable.

Item 4 — Reserved

Not applicable

Item 5 — Other Information

On April 27, the Bank and the directors of the Bank entered into an MOU with the supervisory authorities. See the discussion in the Notes to the Consolidated Financial Statements, under the section heading “Subsidiary Bank Corrective Resolutions”, which discussion is incorporated herein by reference

Item 6 — Exhibits

Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

M&F BANCORP, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
Date:	April 30, 2010	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	April 30, 2010	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer