Form 10-Q
period 2010-06-30
M&F BANCORP INC /NC/
filed 2010-08-16
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number 000-27307

North Carolina		56-1980549
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd., Durham, NC 27707-2800
(Address of Principal Executive Offices)

(919) 687-7800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer  ❒                        Accelerated filer  ❒               Non-accelerated filer  ❒              Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ❒    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of August 12, 2010, there were 2,031,337 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1- Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2010	2009
(Unaudited)
ASSETS

Cash and cash equivalents	$49,478	$30,313
Investment securities available for sale, at fair value	15,810	17,699
Other invested assets	1,061	1,061
Loans, net of unearned income and deferred fees	206,700	210,111
Allowances for loan losses	(3,795)	(3,564)
Loans, net	202,905	206,547
Interest receivable	745	935
Bank premises and equipment, net	4,685	4,852
Cash surrender value of bank-owned life insurance	5,601	5,499
Other real estate owned	1,920	2,176
Deferred tax assets and taxes receivable, net	4,290	4,402
Other assets	1,064	897
TOTAL ASSETS	$287,559	$274,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$189,926	$186,791
Noninterest-bearing deposits	54,462	38,016
Total deposits	244,388	224,807

Other borrowings	756	7,766
Other liabilities	5,641	5,253
Total liabilities	250,785	237,826

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series A Preferred stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of June 30, 2010 and December 31, 2009	11,721	11,719
Common stock, no par value 10,000,000 shares authorized as of June 30, 2010 and December 31, 2009; 2,031,337 shares issued and outstanding as of June 30, 2010 and December 31, 2009	8,732	8,732
Retained earnings	17,291	17,128
Accumulated other comprehensive loss	(970)	(1,024)
Total stockholders' equity	36,774	36,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,559	$274,381

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2010	2009	2010	2009
(Unaudited)
Interest income:
Loans, including fees	$3,122	$3,254	$6,261	$6,534
Investment securities, including dividends
Taxable	93	149	206	369
Tax-exempt	73	109	155	235
Other	19	3	32	11

Total interest income	3,307	3,515	6,654	7,149
Interest expense:
Deposits	531	745	1,067	1,608
Borrowings	1	12	4	46
Total interest expense	532	757	1,071	1,654
Net interest income	2,775	2,758	5,583	5,495
Less provision for loan losses	77	122	267	181

Net interest income after provision for loan losses	2,698	2,636	5,316	5,314

Noninterest income:
Service charges	460	429	900	852
Rental income	89	31	150	100
Cash surrender value of life insurance	55	54	102	102
Realized gain on sale of securities	10	47	26	109
Impairment of other assets	-	(74)	-	(74)
Other income (loss)	-	21	(1)	18
Total noninterest income	614	508	1,177	1,107

Noninterest expense:
Salaries and employee benefits	1,228	1,607	2,467	3,109
Occupancy and equipment	373	428	768	917
Directors fees	60	90	147	174
Marketing	70	66	109	108
Professional fees	243	257	496	501
Information technology	199	149	424	304
FDIC deposit insurance	192	157	432	210
OREO expense (recovery), net	247	(8)	264	(2)
Other	356	251	760	550
Total noninterest expense	2,968	2,997	5,867	5,871

Income before income taxes	344	147	626	550
Income tax expense	75	15	134	114
Net income	269	132	492	436

Less preferred stock dividends	(147)	(7)	(293)	(7)

Net income available to common stockholders	$122	$125	$199	$429

Basic and diluted earnings per share of common stock:	$0.06	$0.06	$0.10	$0.21
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337
Dividends per share of common stock	$-	$0.05	$0.0175	$0.05

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2010 and 2009
					Accumulated
	Number				Other
(Dollars in thousands)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2008	2,031,337	$8,732	$-	$16,972	$(1,385)	$24,319
Issuance of preferred stock, net of issuance costs of $0.018			11,717			11,717
Comprehensive income:
Net income				436		436
Other comprehensive income, net of tax					59	59
Total comprehensive income, net of tax						495
Dividends declared on preferred stock				(7)		(7)
Dividends declared on common stock ($0.05 per share)			-	(101)		(101)

Balances as of June 30, 2009	2,031,337	$8,732	$11,717	$17,300	$(1,326)	$36,423

Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of preferred stock issuance costs			2			2
Comprehensive income:
Net income				492		492
Other comprehensive income, net of tax					54	54
Total comprehensive income, net of tax						546
Dividends declared on preferred stock				(293)		(293)
Dividends declared on common stock ($0.0175 per share)				(36)		(36)

Balances as of June 30, 2010	2,031,337	$8,732	$11,721	$17,291	$(970)	$36,774

See notes to consolidated financial statements

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 and 2009
(Dollars in thousands)	2010	2009
(Unaudited)

Cash flows from operating activities:
Net income	$492	$436
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	267	181
Depreciation and amortization	203	306
Loss from disposals of bank premises and equipment	3	-
Amortization of premiums/discounts on investments, net	7	6
Loan purchase accounting amortization (accretion), net	87	87
Deferred loan origination fees and costs, net	(75)	(72)
Impairment on other assets	-	74
Gains on disposition of available for sale securities	(26)	(109)
Increase in cash surrender value of bank owned life insurance	(102)	(102)
Gain on sale of loan	-	-
Gain on sale of other real estate owned	(18)	-
Other than temporary decline in value-other asset	-
Impairment of other real estate owned	-
Changes in:
Accrued interest receivable and other assets	358	664
Other liabilities	442	(5)
Net cash provided by operating activities	1,638	1,466
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	6,559
Maturities, prepayments and calls	891	4,319
Principal collections	2,103	3,660
Purchases	(1,000)	(3,082)
Net decrease (increase) in loans	3,281	(4,315)
Purchases of bank premises and equipment	(39)	(83)
Proceeds from sale of other assets	-	28
Proceeds from sale of real estate owned	100	-
Net cash provided by investing activities	5,336	7,086
Cash flows from financing activities:
Net increase in deposits	19,581	1,398
Net decrease from other borrowings	(7,010)	(19,153)
Issuance of preferred stock, net of issuance costs	-	11,717
Cash dividends	(380)	(108)
Net cash provided by (used in) financing activities	12,191	(6,146)

Net increase in cash and cash equivalents	19,165	2,406

Cash and cash equivalents as of the beginning of the period	30,313	13,776

Cash and cash equivalents as of the end of the period	$49,478	$16,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$954	$1,562
Income taxes	5	96

See notes to consolidated financial statements.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements

Notes to Consolidated Financial Statements, June 30, 2010, Unaudited

1.	Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2009, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2009.

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

Reclassification—Certain amounts in the Consolidated Financial Statements for the three and six months ended June 30, 2009 have been reclassified to conform to the 2010 presentation. These reclassifications have had no impact on reported amounts of net income, stockholders’ equity or total assets.

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that affects disclosures about the credit quality of financing receivables and the allowance for credit losses. The ASU amendment seeks to improve the disclosures about the credit quality of an entity’s financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:

(1) A roll-forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method;

(2) For each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables;

(3) The nonaccrual status of financing receivables by class of financing receivables;

(4) Impaired financing receivables by class of financing receivables.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

The amendments in the ASU also require an entity to provide the following additional disclosures about its financing receivables:

(1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;

(2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables;

(3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;

(4) The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and

(5) Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. As this ASU is disclosure-related only, we do not expect it to have an impact on our financial condition or results of operations.

In April 2010, the FASB issued an ASU in reference to the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. This ASU codifies the consensus reached in an earlier Emerging Issues Task Force (“EITF”) Issue about the same topic.  The amendments to the Codification provides that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The ASU does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions.

This ASU is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of the ASU, an entity may make a one-time election to terminate accounting for loans as a pool. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  We do not expect this ASU to have a significant impact on our financial condition or results of operations.

On February 24, 2010, the FASB issued ASU to address amendments to certain recognition and disclosure requirements. The amendments in this ASU remove the requirement for a Securities and Exchange (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance.

In January 2010, the FASB issued an ASU entitled “Fair Value Measurements and Disclosures.  The ASU is aimed at improving disclosures about fair value measurements.  This ASU requires new disclosures:  (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis.  In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements.  The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference on how to determine appropriate class to present fair value disclosures.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  This ASU requires additional disclosures which will not have an impact on the Company’s results of operations or assets.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

2.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the reporting periods. Diluted EPS computations are based upon the weighted average number of shares outstanding during each reporting period plus the dilutive effect of outstanding stock options. The Company had no options outstanding as of June 30, 2010 and 25,200 options outstanding as of June 30, 2009 all of which were anti-dilutive for the three and six months ended June 30, 2009. The options and the option plan expired on December 31, 2009.

3.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina which include Raleigh, Durham, Charlotte, Winston-Salem, and Greensboro.  The Company’s loans, classified by type are as follows:

(Unaudited)	June 30, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$10,458	5.06%	$8,605	4.10%
Real estate construction	15,618	7.56	16,987	8.08
Consumer	5,429	2.63	5,891	2.80
Commercial real estate	134,114	64.88	135,249	64.37
Consumer real estate	40,611	19.65	42,706	20.33
Other	470	0.22	673	0.32
	$206,700	100.00%	$210,111	100.00%

Nonperforming assets were as follows:

(Unaudited)
(Dollars in thousands)	June 30, 2010	December 31, 2009
Loans contractually past due 90 days or more and/or on nonaccrual status
Commercial	$1,238	$1,263
Real estate construction	654	681
Commercial real estate	5,824	4,703
Consumer real estate	1,855	2,352
Total nonaccrual loans	9,571	8,999

Foreclosed properties	1,920	2,176

Total nonperforming assets	$11,491	$11,175

Nonperforming assets to:
Loans outstanding at end of quarter	5.56%	5.32%
Total assets at end of quarter	4.00	4.07
Allowance for loan losses as a percent of nonperforming assets	33.03	31.89

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

4.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

(Dollars in thousands)	June 30, 2010			December 31, 2009
(Unaudited)	Loan Balance	Allowance	% of Total Loans	Loan Balance	Allowance	% of Total Loans
Commercial	$10,458	$644	0.31%	$8,605	$515	0.25%
Real estate construction	15,618	192	0.09	16,987	176	0.08
Consumer	5,429	494	0.24	5,891	122	0.06
Commercial real estate	134,114	1,727	0.84	135,249	2,238	1.07
Consumer real estate	40,611	738	0.36	42,706	485	0.23
Other	470	-	-	673	28	-

	$206,700	$3,795	1.84%	$210,111	$3,564	1.69%

The activity in the allowance for the six months ended June 30, 2010 and 2009 is as follows:

	As of and for the
(Unaudited)	Six Months Ended June 30
(Dollars in thousands)	2010	2009

Average amount of loans outstanding, net of unearned income/expense	$208,644	$212,778
Amount of loans outstanding at quarter end, net of unearned income	206,700	212,724
Allowance for loan losses:
Balance at beginning of year	3,564	2,962
Loans charged-off:
Commercial	7	-
Consumer	12	-
Consumer real estate	3	1
Commercial real estate	8	1

Total charge-offs	30	2

Recoveries of loans previously charged off:
Commercial	1	18
Consumer	5	12
Consumer real estate	2	4

Total recoveries	8	34

Net loans charged off (recovered)	22	(32)
Bounce protection charge-offs (net)	14	19
Provision for loan losses	267	181

Balance at end of period	$3,795	$3,156

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

The loans classified as impaired and Troubled Debt Restructuring (“TDRs”) with the respective allowance are shown in the table below:

(Dollars in thousands)	Impaired and TDR Loans			Impaired and TDR Loans
(Unaudited)	As of June 30, 2010			As of December 31, 2009
	Amount	Allowance	Coverage	Amount	Allowance	Coverage
Impaired loans:
Commercial	$106	$70	66.04%	$1,607	$35	2.18%
Commercial real estate	3,707	84	2.27	-	-	-
Consumer real estate	129	65	50.39	1,605	-	-

Total	$3,942	$219	5.56%	$3,212	$35	1.09%

TDRs
Commercial	$1,239	-	-%	$1,263	$-	-%
Construction	654	-	-	-	-
Commercial real estate	4,984	9	0.18	5,488	203	3.70
Consumer real estate	134	-	-	227	-	-

Total	$7,011	$9	0.13%	$6,978	$203	2.91%

Certain loans in the above table are not included in Note 3, the non-performing loans table, because they are paying as agreed and are not in non-accrual status as of June 30, 2010 and December 31, 2009.

5.	Dividends

During the three months ended March 31, 2010, the Board declared common stock dividends of $0.0175 per share.  No common stock dividend was declared during the three months ended June 30, 2010.  The Company has declared and paid to the Department of the Treasury (“Treasury”) all dividends on the preferred stock issued through the Troubled Asset Relief Program (“TARP”) at the annualized rate of 5%.

6.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan (the “Cash Balance Plan”) for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan (the “SERP Plan”) that provides benefits to certain current and former executives. The Company made a $0.1 million contribution to the Cash Balance Plan during the three and six months ended June 30, 2010.

The Company provides post-retirement benefits to certain former executive officers.  As of June 30, 2010 and December 31, 2009, the amount of this liability was $0.2 million and $0.3 million, respectively, and is reflected in Other Liabilities.

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended June 30, 2010 and 2009 are as follows:

(Unaudited)	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2010	2009	2010	2009	2010	2009

Service cost	$33	$29	$-	$-	$33	$29
Interest cost	63	63	28	28	91	91
Expected return on plan assets	(53)	(50)	-	-	(53)	(50)
Amortization of prior service costs	-	-	1	1	1	1
Amortization of net loss	38	45	-	-	38	45
Net periodic cost	$81	$87	$29	$29	$110	$116

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the six months ended June 30, 2010 and 2009 are as follows:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2010	2009	2010	2009	2010	2009
(Unaudited)
Service cost	$67	$57	$-	$-	$67	$57
Interest cost	127	127	55	57	182	184
Expected return on plan assets	(106)	(101)	-	-	(106)	(101)
Amortization of prior service costs	1	-	2	2	3	2
Amortization of net loss	76	91	-	-	76	91
Net periodic cost	$165	$174	$57	$59	$222	$233

7.	Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders.  The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

	For the Six Months Ended
(Dollars in thousands)	June 30,
(Unaudited)	2010	2009

Net income	$492	$436

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	112	204
Reclassification adjustments for gains
included in income before income tax expense	(26)	(109)
Other comprehensive income before tax expense	86	95

Less: Changes in deferred income taxes related to change in unrealized
gains on securities available for sale	32	36
Other comprehensive income, net of taxes	54	59

Total comprehensive income	$546	$495

8.	Fair Value Measurement

The Company follows the required disclosures for the Company’s assets and liabilities that are measured at fair value, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. This category generally includes securities that are traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.  Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.  Level 3 generally includes OREO and impaired loans when there is no observable market price or if it is impaired.

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

Assets measured at fair value on a recurring and non-recurring basis, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
(Unaudited)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Available for sale securities	$15,810	$-	$15,810	$-

Non-recurring:
Other real estate owned	1,920	-	-	1,920
Impaired and TDR loans	10,725	-	-	10,725
Total	$28,455	$-	$15,810	$12,645

The “Financial Instruments” topic of the ASC requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of June 30, 2010, have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

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

As of June 30, 2010 and December 31, 2009, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	June 30, 2010		December 31, 2009
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$49,478	$49,478	$30,313	$30,313
Marketable securities	15,810	15,810	17,699	17,699
Other invested assets	1,061	1,061	1,061	1,061
Loans, net of allowances for loan losses	202,905	209,092	206,547	212,158
Accrued interest receivable	745	745	935	935

Liabilities:
Deposits	$244,388	$244,672	$224,807	$228,506
Other borrowings	756	642	7,766	6,951
Accrued interest payable	306	306	188	188

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

9.	Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of June 30, 2010 and December 31, 2009, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

Management evaluates the restricted stock for impairment in accordance with authoritative accounting guidance under ASC Topic 320, “Investment - Debt and Equity Securities.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost of an investment is influenced by criteria such as (1) the significance of the decline in net assets of the issuing bank as compared to the capital stock amount for that bank and the length of time this situation has persisted, (2) commitments by the issuing bank to make payments required by law or regulation and the level of such payments in relation to the operating performance of that bank, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuing bank.

The FHLB of Atlanta announced that it would no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  The FHLB of Atlanta has announced $300 million repurchases of excess activity-based stock for each of the first two quarters of 2010, distributed pro rata to the banks with excess stock, as well as small dividends for each of the first two quarters of 2010.

10.	Investments

Investment securities represent the second largest component of earning assets.  The Company’s securities portfolio consists primarily of the following debt securities:

•	U.S. government agencies
•	Government sponsored mortgage-backed securities (“MBS”)
•	Highly-rated collateralized debt securities
•	Municipal bonds

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

The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non-credit related, with the corresponding decline charged to other comprehensive income. Securities available for sale are carried at their fair value, and the mark-to-market adjustments were $0.6 million and $0.5 million unrealized gains as of June 30, 2010 and December 31, 2009, respectively.  After considering applicable tax expense, the cumulative mark-to-market adjustment increased stockholders’ equity by $0.4 million and $0.3 million for June 30, 2010 and December 31, 2009, respectively.  Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available for sale securities.

On June 30, 2010 and December 31, 2009, the recorded value of investments totaled $15.8 million and $17.7 million, respectively.  The interest rates available for reinvesting maturing securities, and changes in the interest rate yield curve were some of the factors affecting the decrease of the investment securities portfolio.  Other invested assets include FHLB stock with a carrying value of $1.1 million as of June 30, 2010 and December 31, 2009.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

The following table reflects the fair value of the Company’s investment securities at the dates indicated.

	June 30, 2010	December 31, 2009
(Unaudited)	Fair Value	Fair Value
(Dollars in thousands)
US government agencies	$1,003	$-
Government sponsored MBS
Residential	7,648	9,244
Non-Government sponsored MBS
Residential	256	307
Municipal securities
North Carolina	3,265	4,517
Out of state	3,638	3,631
	$15,810	$17,699

The following table reflects the debt securities by contractual maturities as of June 30, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

(Dollars in thousands)	As of June 30, 2010
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,003	$1,000

Government sponsored MBS
Residential
Due after one year through five years	$10	$10
Due after five years through ten years	556	521
Due after ten years	7,082	6,675
Total government sponsored MBS	$7,648	$7,206

Non-government sponsored MBS
Residential
Due after ten years	$256	$251

Municipal bonds
North Carolina
Due within one year	$511	$497
Due after one year through five years	1,001	940
Due after five years through ten years	1,753	1,730
Total North Carolina municipal bonds	$3,265	$3,167

Out of state
Due within one year	$256	$255
Due after one year through five years	1,703	1,657
Due after five years through ten years	1,679	1,653
Total out of state municipal bonds	$3,638	$3,565

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2010 and December 31, 2009 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
June 30, 2010
US government agencies	$1,000	$3	$-	$1,003
Government sponsored MBS
Residential	7,206	442	-	7,648
Non-Government sponsored MBS
Residential	251	5	-	256
Municipal securities
North Carolina	3,167	98	-	3,265
Out of state	3,565	73	-	3,638
Total at June 30, 2010	$15,189	$621	$-	$15,810

December 31, 2009
US government agencies
Government sponsored MBS
Residential	$8,887	$357	$-	$9,244
Non-Government sponsored MBS
Residential	310	-	(3)	307
Municipal securities
North Carolina	4,402	115	-	4,517
Out of state	3,566	71	(6)	3,631
Total at December 31, 2009	$17,165	$543	$(9)	$17,699

The Bank had no securities in an unrealized loss position as of June 30, 2010.  As of December 31, 2009, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position were as follows:

	Fair Value		Fair Value		Fair Value
(Dollars in thousands)	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Unaudited)	Less Than 12 Months		12 Months or Greater		Total
December 31, 2009
Government sponsored MBS
Residential	$-	$-	$11	$-	$11	$-
Non-Government sponsored MBS
Residential	-	-	307	(3)	307	(3)
Municipal securities
Out of state	244	(6)			244	(6)
Total at December 31, 2009	$244	$(6)	$318	$(3)	$562	$(9)

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

11.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of June 30, 2010 and December 31, 2009, the Company had outstanding loan commitments (including available lines of credit) of approximately $20.6 million and $24.7 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.2 million as of June 30, 2010 and December 31, 2009. These lines of credit, standby letters of credit, and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit.  As of June 30, 2010 and December 31, 2009, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans.  Available amounts on home equity lines as of June 30, 2010 and December 31, 2009 were approximately $1.7 million and $2.5 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.0 million as of June 30, 2010 and December 31, 2009.

No significant losses are anticipated as a result of these commitments.

Fed Funds Line

As of June 30, 2010, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $12.0 million from three correspondent banks.  The Fed Funds Lines are renewed annually.  Interest rates are stated as variable on a daily basis.  The Company did not have any outstanding balances as of June 30, 2010. The Company utilizes its Fed Funds Lines periodically.  The Company, however, did not utilize the Fed Funds Lines during the quarter ended June 30, 2010.

As of June 30, 2010, the Company has additional borrowing capacity at the FHLB of $11.2 million.

Letters of Credit

In October 2008, the Company secured a $2.0 million letter of credit with FHLB to use as collateral for public deposits.  The letter of credit is secured by the Company’s collateral with FHLB and is renewable annually.

12.	Borrowings

The June 30, 2010 and December 31, 2009 borrowings, and accompanying maturities and interest rates were:

(Dollars in thousands)	June 30, 2010
(Unaudited)	Amount	Maturity Date	Rate
Fixed Rate Note	$756	2020	0.50%

	December 31, 2009
	Amount	Maturity Date	Rate
Daily Rate Credit (1)	$2,000	2010	0.36%
Fixed Rate Note (2)	5,000	2013	0.32
Fixed Rate Note	766	2020	0.50
	$7,766
(1) Variable rate
(2) In January 2010, the Company took advantage of an opportunity to repay the $5 million fixed rate note referenced in the above table, with no prepayment penalty, and the Company repaid the Daily Rate Credit balance in full.

M&F BANCORP, INC.

Notes To Consolidated Financial Statements, Continued

13.	Subsequent Events

The Company has been approved by the Treasury to redeem and exchange the preferred stock issued through TARP with the newly created Community Development Capital Initiative (“CDCI”) program.

CDCI was designed for Community Development Financial Institutions (“CDFI”) and will lower the TARP dividend rate for CDFIs from 5% for 5 years to 2% for 8 years.  The CDCI program is expected to reduce the TARP dividends’ impact on capital by approximately $0.3 million annually.

M&F BANCORP, INC.

Item 2 - Management’s Discussion and Analysis

Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the results of operations and financial condition of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). The following discussion is intended to provide a general overview of the Company’s performance for the three and six months ended June 30, 2010, compared with the same period in 2009. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three Month Period Ended June 30, 2010

Net income from operations increased by $0.2 million for the quarter ended June 30, 2010 to $0.3 million from $0.1 million from the same period in 2009.  Compared with the quarter ended June 30, 2009, net interest income for the quarter ended June 30, 2010 improved 0.62% and the net interest margin for the quarter ended June 30, 2010 decreased 67 basis points (“bp”). The provision for loan losses decreased slightly in the quarter ended June 30, 2010 over the quarter ended June 30, 2009, in part due to the $3.4 million decrease in loans outstanding.  Non-interest income increased 18.39%.  Non-interest expense decreased 1.30%, and income tax expense increased 400.00% in the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009.

Financial Highlights for the Six Month Period Ended June 30, 2010

Net income from operations increased by $0.1 million for the six months ended June 30, 2010 to $0.5 million from $0.4 million from the same period in 2009.  Compared with the six months ended June 30, 2009, net interest income for the six months ended June 30, 2010 improved 1.60% or $0.1 million, and the net interest margin for the six months ended June 30, 2010 decreased 46 bp. The provision for loan losses increased $0.1 million or 47.51% in the six months ended June 30, 2010 over the six months ended June 30, 2009 largely due to an additional allowance for impaired loans in the first quarter of 2010.  Non-interest income increased 6.51%, mainly due to an increase in service charges and rental income.  Non-interest expense decreased 0.02%, and income tax expense increased 17.54% in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

M&F BANCORP, INC.

Selected Financial Data:

(Dollars in thousands)	As of June 30,
(Unaudited)	2010	2009
Selected Balance Sheet Data
Cash and due from banks	$49,478	$16,182
Securities	15,810	22,111
Gross loans	206,700	212,724
Allowance for loan losses	(3,795)	(3,156)
Total Assets	287,559	265,962
Deposits	244,388	217,965
Borrowings	756	5,893
Stockholders' equity	36,774	36,423

(Unaudited)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Summary of Operations
Interest income	$3,307	$3,515	$6,654	$7,149
Interest expense	532	757	1,071	1,654
Net interest income	2,775	2,758	5,583	5,495
Provision for loan losses	77	122	267	181
Net interest income after provision for loan losses	2,698	2,636	5,316	5,314
Other operating income	614	508	1,177	1,107
Other operating expense	2,968	2,997	5,867	5,871
Pre-tax net income	344	147	626	550
Income tax expense	75	15	134	114
Preferred dividends	(147)	(7)	(293)	(7)
Net income (1)	$122	$125	$199	$429

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Per Share Data (1)
Net income-basic and diluted	$0.06	$0.06	$0.10	$0.21
Common stock dividends	-	0.05	0.02	0.05
Book value per share of common stock (2)	18.10	17.93	18.10	17.93
Average common shares outstanding	2,031,337	2,031,337	2,031,337	2,031,337

Selected Ratios (1)
Return on average assets	0.17%	0.19%	0.28%	0.67%
Return on average stockholders' equity	1.33	1.96	2.18	6.49

Dividend payout ratio	$-	$0.83	$0.20	$0.24
Average stockholders' equity to average total assets	0.13	0.10	0.13	0.10
Net interest margin (3)	4.18%	4.85%	4.27%	4.73%

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

M&F BANCORP, INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (hereinafter referred to as the “Company”) including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•
We are likely to be impacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which became law on July 21, 2010.  Much of the Act will require the adoption of regulations by a number of different regulatory bodies, the precise nature, extent and timing of many of these reforms and the impact on us is still uncertain;

•
The Bank’s failure to satisfy the requirements of the Memorandum of Understanding with the Commissioner of Banking of North Carolina and the Regional Director of the FDIC’s Atlanta Regional Office (the “MOU”);

•	The Company’s failure to satisfy the requirements of the MOU with the Federal Reserve;
•	The effect of the requirements in the MOU and any further regulatory actions;
•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;
•	Revenues are lower than expected;
•	Credit quality deterioration which could cause an increase in the provision for credit losses;
•	Competitive pressure among depository institutions increases significantly;
•	Changes in consumer spending, borrowings and savings habits;
•	Our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;
•	Technological changes and security and operations risks associated with the use of technology;
•	The cost of additional capital is more than expected;
•	A change in the interest rate environment reduces interest margins;
•	Asset/liability repricing risks, ineffective hedging and liquidity risks;
•	Counterparty risk;
•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;
•	The effects of the FDIC deposit insurance premiums and assessments;
•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•	Volatility in the credit or equity markets and its effect on the general economy;
•	Demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;
•	The costs and effects of legal, accounting and regulatory developments and compliance; and
•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 11 of the Company’s Annual Report on Form 10-K for the period ended December 31, 2009. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.  For more information on the Company’s critical accounting policies, refer to Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

M&F BANCORP, INC.

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

Management believes the allowance for loan losses is the best estimate of inherent losses which have been incurred as of June 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate.

M&F BANCORP, INC.

Loan Restructurings — Loan restructurings (“TDRs”) are renegotiated loans for which concessions have been granted to the borrower that the Company would not have otherwise granted. Restructured loans are returned to accrual status when said loans have demonstrated performance, generally evidenced by six months of payment performance in accordance with the restructured terms, or by the presence of other significant factors.

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

Executive Overview

The Company generated the majority of its interest and non-interest income in the first six months of 2010 and 2009 from traditional lending and deposit banking services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, and pursuing strategic relationships for deposits.

Regulatory Agreements

The Bank and the directors of the Bank entered into a Memorandum of Understanding (“MOU”), which became effective April 30, 2010, upon the execution thereof by the Commissioner of Banking of North Carolina and the Regional Director of the FDIC’s Atlanta Regional Office, the supervisory authorities. The MOU requires the Bank to:

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

M&F BANCORP, INC.

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

On August 11, 2010, M&F Bancorp, Inc.’s Board of Directors agreed to enter into an MOU with the Federal Reserve Bank of Richmond (“FRB”) which resulted from a review of the Bank’s MOU with the FDIC and NCCOB.  The MOU with the FRB requires the Company to obtain written approval to pay dividends on common or preferred stock and prohibits the Company from receiving dividends from the Bank without approval.  In addition, the Company may not incur new debt or repurchase shares of common stock.

Impact of Recent Developments on the Banking Industry

Congress enacted the Dodd-Frank Act on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, financial condition and operations of banks and bank holding companies. Management is currently evaluating the impact of the Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s business, results of operations and financial condition. Many of the provisions of the Act are aimed at financial institutions that are significantly larger than the Company and the Bank. Notwithstanding this, there are many other provisions that the Company and the Bank are subject to and will have to comply with, including any new rules applicable to the Company and the Bank promulgated by the Bureau of Consumer Financial Protection, a new regulatory body dedicated to consumer protection. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.  Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company.

Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

M&F BANCORP, INC.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

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

Issuance of Preferred Stock to the United States Treasury (the “Treasury”) under the Capital Purchase Program (“CPP”)

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

The Company has been approved by the Treasury to redeem and exchange the preferred stock issued through TARP with the newly created Community Development Capital Initiative (“CDCI”) program.

CDCI was designed for Community Development Financial Institutions (“CDFI”) and will lower the TARP dividend rate for CDFIs from 5% for 5 years to 2% for 8 years.  The CDCI program is expected to reduce the TARP dividends’ impact on capital by approximately $0.3 million annually.  The Company has received approval from the FRB to pay the outstanding preferred stock dividends up to the date of closing of the CDCI exchange.

Financial Condition

Total assets increased 4.80%, or $13.2 million, to $288 million as of June 30, 2010 from $274 million as of December 31, 2009.  Cash and cash equivalents increased $19.2 million or 63.22%, to $49.5 million as of June 30, 2010, compared to $30.3 million as of December 31, 2009.  Investment securities decreased $1.9 million from $17.7 million as of December 31, 2009 to $15.8 million as of June 30, 2010.  During the six months ended June 30, 2010, the Company paid down debt by $7.0 million, decreased loans by $3.4 million, and deposits increased by $19.6 million.  All other assets comprised of interest receivable, bank premises and equipment, bank-owned life insurance, other real estate owned, income taxes, and other miscellaneous assets, decreased by a net of $0.5 million during the six months ended June 30, 2010.

M&F BANCORP, INC.

The entire investment portfolio is classified as available-for-sale and is comprised of investment-grade securities. Securities with a book value of $1.0 million were purchased and $0.9 million were called during the six months ended June 30, 2010.  Principal payments of $2.1 million were received during the three month period.

Deposits increased 8.71%, or $19.6 million, to $244.4 million as of June 30, 2010 from $224.8 million as of December 31, 2009.  The $19.6 million increase was mainly due to a $12.6 million increase in CDARS ® deposits.

Total stockholders’ equity increased $0.2 million to $36.8 million as of June 30, 2010 from $36.6 million at December 31, 2009.  The net income before dividends of $0.5 million was mostly offset by preferred and common stock dividends and a small other comprehensive income for the six months ended June 30, 2010.  The Company declared dividends totaling $0.3 million during the six months ended June 30, 2010, comprised of a 5.00% preferred stock dividend for the period from January 1, 2010 to June 30, 2010 and a common stock dividend of $0.0175 per share during the first quarter 2010.  The Company’s Board of Directors did not declare a common stock dividend during the second quarter of 2010, so as to preserve capital, and to continue serving as a source of strength for the Bank.

Results of Operations, Three Months Ended June 30, 2010 and 2009

Net income from operations for the three months ended June 30, 2010 increased $0.2 million to $0.3 million from $0.1 million for the same period in 2009. For the three months ended June 30, 2010 when compared to the same period in 2009, interest income decreased 5.92%, or $0.2 million, and interest expense decreased 29.72%, or $0.2 million, resulting in an overall improvement in net interest income of 0.62%.

Interest income on loans decreased $0.1 million, in part due to the $4.1 million decrease in average loans outstanding  to $208.3 million from $212.5 million, and a 14 bp decrease in yield to 5.99% from 6.13% for the three months ended June 30, 2010 and 2009, respectively.  Interest income on securities decreased $0.1 million, when comparing the three months ended June 30, 2010 with the same period in 2009, primarily due to the average balances of the portfolio decreasing by $0.8 million.

Total interest expense decreased 29.72%, or $0.2 million, for the three months ended June 30, 2010 as compared to the same period in 2009, reflecting a 54 bp decrease from 1.64% to 1.10% in the average cost of interest-bearing deposits. The 91.67% decrease in interest expense on borrowed funds of during the three months ended June 30, 2010 from the same period in 2009 was primarily due to a $5.2 million reduction in average balances outstanding for the three months ending June 30, 2010 to $0.8 million from $6.0 million for the same period in 2009.  In addition, the average borrowing rate decreased from 80 bp in the quarter ended June 30, 2009 to 53 bp in the quarter ended June 30, 2010.  The Company has made a concerted effort to decrease the use of borrowed funds and high yielding liabilities while closely managing its liquidity in order to maximize its net interest margin in 2010 and 2009. This effort has been realized through consistent deposit growth in both core deposits (checking, savings, money markets, smaller balance certificates of deposit) and CDARS® deposits.

During the three months ended June 30, 2010, the Company decreased its expense for loan loss provision slightly from the three months ended June 30, 2009. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income increased 18.39% in the three months ended June 30, 2010 as compared to the same period in 2009.  Increases in rental income and service charges were the largest contributors to the increase in non-interest income.  Management is uncertain as to what impact the recent amendment to Regulation E and the recently enacted Dodd-Frank Act will have on non-interest income in the future.

Non-interest expense decreased 1.30% in the three months ended June 30, 2010 as compared to the same period in 2009.  During the three month period ending June 30, 2010, the Company maintained fewer employees resulting in a $0.4 million decrease in salary and benefits expense. This cost savings was largely offset by:

•	Information Technology expenses increased $0.1 million, due to higher processing fees,
•	FDIC insurance expense increased $0.1 million, and
•	OREO expense increased $0.2 million, mainly due to the decrease in collateral value of certain OREO properties.
.

M&F BANCORP, INC.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2010 and 2009
(Dollars in thousands)	2010			2009
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$208,316	$3,122	5.99%	$212,454	$3,254	6.13%
Taxable securities	9,320	93	3.99	13,214	149	4.51
Nontaxable securities(2)	7,202	73	6.60	4,139	109	6.95
Federal funds sold and other interest on short-term investments	45,065	19	0.17	3,376	3	0.36
Total interest earning assets	269,903	3,307	4.97%	233,183	3,515	5.95%
Cash and due from banks	1,944			4,378
Other assets	19,409			23,151
Allowance for loan losses	(3,757)			(3,056)
Total assets	$287,499			$257,656

Liabilities and Equity
Savings deposits	$46,530	$48	0.41%	$30,047	$19	0.25%
Interest-bearing demand deposits	28,243	24	0.34	48,125	97	0.81
Time deposits	118,328	459	1.55	103,764	629	2.42
Total interest-bearing deposits	193,101	531	1.10	181,936	745	1.64
Borrowed funds	757	1	0.53	5,979	12	0.80
Total interest-bearing liabilities	193,858	532	1.10%	187,915	757	1.61%
Non-interest-bearing deposits	51,494			39,034
Other liabilities	5,398			5,182
Total liabilities	250,750			232,131
Stockholders' equity	36,749			25,525
Total liabilities and stockholders' equity	$287,499			$257,656

Net interest income		$2,775			$2,758

Non-taxable securities		73			109
Tax equivalent adjustment (3)		46			68
Tax equivalent net interest income		$2,821			$2,826
Net interest spread (4)			3.87%			4.34%
Net interest margin (5)		4.18%			4.85%

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

Results of Operations, Six Months Ended June 30, 2010 and 2009

Net income from operations for the six months ended June 30, 2010 increased $0.1 million to $0.5 million from $0.4 million for the same period in 2009. For the six months ended June 30, 2010 when compared to the same period in 2009, interest income decreased 6.92%, or $0.5 million, and interest expense decreased 35.25%, or $0.6 million, resulting in an overall improvement in net interest income of 1.60%, or $0.1 million.

Interest income on loans decreased $0.3 million, in part due to the $4.1 million decrease in average loans outstanding  to $208.6 million from $212.8 million, and a 14 bp decrease in yield to 6.00% from 6.14% for the six months ended June 30, 2010 and 2009, respectively.  Interest income on securities decreased $0.2 million, when comparing the six months ended June 30, 2010 with the same period in 2009, primarily due to the average balances of the portfolio decreasing by $5.3 million.

M&F BANCORP, INC.

Total interest expense decreased 35.25%, or $0.6 million, for the six months ended June 30, 2010 as compared to the same period in 2009, reflecting a 68 bp decrease from 1.78% to 1.10% in the average cost of interest-bearing deposits. The decrease in interest expense on borrowed funds of 91.30% during the six months ended June 30, 2010 from the same period in 2009 was primarily due to the $4.6 million in lower average balances outstanding of $1.4 million for the six months ending June 30, 2010 compared to $6.0 million for the same period in 2009.  In addition, the average borrowing rate decreased from 1.54% in the quarter ended June 30, 2009 to 0.56% in the quarter ended June 30, 2010.  The Company has made a concerted effort to decrease the use of borrowed funds and high yielding liabilities while closely managing its liquidity in order to maximize its net interest margin in 2010 and 2009.

During the six months ended June 30, 2010, the Company increased its expense for loan loss provision $0.1 million from the six months ended June 30, 2009, primarily due to reserves for impaired loans. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income increased 6.51% in the six months ended June 30, 2010 as compared to the same period in 2009, mainly due to an increase in service charges and rental income for 2010.

Non-interest expense decreased 0.02% in the six months ended June 30, 2010 as compared to the same period in 2009.  During the six month period ending June 30, 2010, the Company maintained fewer employees than the same period in 2009, resulting in a $0.6 million decrease in salary and benefits expense, in the first half of 2009, costs of occupancy and equipment decreased $0.2 million in 2010 because during 2009 the Company had two additional branches, one of which was leased.  Partially offsetting these savings were increases in Information technology expenses of $0.1 million, due to higher processing fees, FDIC insurance expense increases of $0.2 million, and OREO expenses increased $0.3 million mainly due to the decrease in collateral value of certain OREO properties.
.

M&F BANCORP, INC.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)	2010			2009
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$208,644	$6,261	6.00%	$212,778	$6,534	6.14%
Taxable securities	9,396	206	4.38	18,444	369	4.00
Nontaxable securities(2)	7,561	155	6.67	3,803	235	20.11
Federal funds sold and other interest on short-term investments	40,304	32	0.16	3,732	11	0.59
Total interest earning assets	265,905	6,654	5.08%	238,757	7,149	5.89%
Cash and due from banks	2,005			4,423
Other assets	19,530			16,276
Allowance for loan losses	(3,673)			(3,082)
Total assets	$283,767			$256,374

Liabilities and Equity
Savings deposits	$46,451	$84	0.36%	$30,073	$43	0.29%
Interest-bearing demand deposits	28,191	48	0.34	46,603	229	0.98
Time deposits	118,507	935	1.58	103,029	1,336	2.59
Total interest-bearing deposits	193,149	1,067	1.10	179,705	1,608	1.79
Borrowed funds	1,434	4	0.56	5,968	46	1.54
Total interest-bearing liabilities	194,583	1,071	1.10%	185,673	1,654	1.78%
Non-interest-bearing deposits	47,331			39,057
Other liabilities	5,303			5,201
Total liabilities	247,217			229,931
Stockholders' equity	36,550			26,443
Total liabilities and stockholders' equity	$283,767			$256,374

Net interest income		$5,583			$5,495

Non-taxable securities		155			235
Tax equivalent adjustment (3)		97			147

Tax equivalent net interest income		$5,680			$5,642
Net interest spread (4)			3.98%			4.11%
Net interest margin (5)		4.27%			4.73%

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

The formula component uses the actual net loss/recovery history, by loan type, the Company has incurred for the past eight quarters ending on June 30, 2010 on average loans outstanding over the same period. This component is then adjusted to reflect additional external risk factors not addressed by historical loss experience. These factors include the evaluation of existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.  Management increased some qualitative factors in the analysis for loan and losses to reflect the continued challenges in the current economic environment.

For any non-homogenous classified loans that were not paid current (defined as less than 30 days past due) at June 30, 2010, and which had a loan to value of more than 50.00%, an additional qualitative factor was included in the allowance calculation.

Actual losses may vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of June 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

The allowance for loan losses as of June 30, 2010, was $3.8 million or 1.84% of total loans outstanding, compared with 1.48% of total loans outstanding as of June 30, 2009 and 1.70% as of December 31, 2009.

M&F BANCORP, INC.

As of June 30, 2010, loans totaling $11.0 million were classified as impaired, of which $7.0 million were classified as Troubled Debt Restructurings (“TDRs”).  Of the Company’s nonperforming assets, 81.65% are secured by real estate collateral, which management believes mitigates the Company’s exposure to losses as compared to those loans that are unsecured or collateralized with other types of assets.  All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded.  If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly.

Consumer real estate mortgage loans comprised 19.65% of the total loans outstanding at June 30, 2010.  The Company’s history of realized losses in consumer real estate mortgages as compared to the average consumer real estate mortgages outstanding from July 1, 2008 through June 30, 2010 is 40 bp.   As of June 30, 2010, 40.69% of the total loans outstanding were to faith-based and non-profit organizations, in which the Company has specialized lending experience. The Company’s history of realized losses during July 1, 2008 through June 30, 2010 is 2 bp when compared to the average loans outstanding in this unique market.

For additional information regarding the allowances for loan losses for the quarter ended June 30, 2010 see Note 4 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans 90 days or more past due and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.  All foreclosed assets are recorded at the estimated realizable value and evaluated therefore to Fair Market Value.

Non-accrual loans increased from $9.0 million as of June 30, 2009 to $9.6 million as of June 30, 2010.  Management continues to monitor all non-accrual loan relationships to identify any improvements or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

Management considers the allowance for loan losses of $3.8 million as of June 30, 2010 to be sufficient to cover the probable loan losses inherent in its loan portfolio.

For additional information regarding nonperforming assets as of June 30, 2010 and 2009, see Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, available borrowing capacity from the FHLB of Atlanta, and Fed Funds accommodations will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.8 million outstanding from the FHLB as of June 30, 2010. The maximum outstanding balance from FHLB at any time during the second quarter of 2010 was $0.8 million.  The Company participates in the Certificate of Deposit Account Registry Service® (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  All of the Bank’s CDARS® brokered deposits are reciprocal, relationship-based deposits.

M&F BANCORP, INC.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by supervisory authorities. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.  As discussed under the section heading, "Executive Overview - Impact of Recent Developments on the Banking Industry" on page 24 of this Quarterly Report on Form 10-Q, at its annual Strategic Planning session in September 2009, the Board of Directors of the Bank directed management to limit material changes to the balance sheet, and to focus on asset quality, liquidity, and managing the Bank through the challenging economic environment.  Subsequently, the Board established higher liquidity targets which Management achieved by December 31, 2009.  The Bank is required to obtain the non-objection of the supervisory authorities before engaging in any transactions that would materially change the composition of the Bank’s balance sheet.  Also, the MOU requires the Bank to maintain a tier 1 leverage capital ratios of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

As of June 30, 2010, the regulatory capital levels of the Company and Bank are as indicated below:

	June 30, 2010

			For Capital
			Adequacy		To Be Well
(Unaudited)	Actual		Purposes		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$38,114	16.73%	$18,227	8.00%	$22,784	10.00%
The Bank	33,712	14.84	18,170	8.00	22,713	10.00

Tier 1 (to risk weighted assets)
The Company	$35,257	15.47%	$9,113	4.00%	$13,670	6.00%
The Bank	30,863	13.59	9,085	4.00	13,628	6.00

Tier 1 (to Average total assets)
The Company	$35,257	12.57%	$11,224	4.00%	$14,030	5.00%
The Bank	30,863	10.91	11,319	4.00	14,149	5.00

	December 31, 2009

			For Capital
			Adequacy		To Be Well
	Actual		Purposes		Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$36,871	15.58%	$18,934	8.00%	$23,667	10.00%
The Bank	33,257	14.11	18,854	8.00	23,568	10.00

Tier 1 (to risk weighted assets)
The Company	$33,908	14.33%	$9,467	4.00%	$14,200	6.00%
The Bank	30,306	12.86	9,427	4.00	14,141	6.00

Tier 1 (to Average total assets)
The Company	$33,908	13.00%	$10,435	4.00%	$13,044	5.00%
The Bank	30,306	11.30	10,727	4.00	13,409	5.00

M&F BANCORP, INC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, the Company becomes involved in legal proceedings occurring in the ordinary course of business.  Management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material effect on the Company’s consolidated financial condition or results of operations

Item 1A - Risk Factors

Not applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Removed and Reserved

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
Date:	August 16, 2010	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	August 16, 2010	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer