Form 10-Q
period 2010-09-30
M&F BANCORP INC /NC/
filed 2010-11-16
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number 000-27307

North Carolina		56-1980549
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd., Durham, NC 27707-2800
(Address of Principal Executive Offices)

(919) 687-7800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer  ☐             Accelerated filer  ☐      Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of November 5, 2010, there were 2,031,337 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1- Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2010	2009
	(Unaudited)
ASSETS

Cash and cash equivalents	$63,686	$30,313
Investment securities available for sale, at fair value	20,467	17,699
Other invested assets	985	1,061
Loans, net of unearned income and deferred fees	205,742	210,111
Allowances for loan losses	(3,831)	(3,564)
Loans, net	201,911	206,547
Interest receivable	704	935
Bank premises and equipment, net	4,675	4,852
Cash surrender value of bank-owned life insurance	5,514	5,499
Other real estate owned	1,706	2,176
Deferred tax assets and taxes receivable, net	4,077	4,402
Other assets	1,526	897
TOTAL ASSETS	$305,251	$274,381
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$216,721	$186,791
Noninterest-bearing deposits	45,599	38,016
Total deposits	262,320	224,807

Other borrowings	751	7,766
Other liabilities	5,411	5,253
Total liabilities	268,482	237,826

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series A Preferred stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	11,719
Series B Preferred stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of September 30, 2010 and December 31, 2009	11,722	-
Common stock, no par value 10,000,000 shares authorized as of September 30, 2010 and December 31, 2009; 2,031,337 shares issued and outstanding as of September 30, 2010 and December 31, 2009	8,732	8,732
Retained earnings	17,257	17,128
Accumulated other comprehensive loss	(942)	(1,024)
Total stockholders' equity	36,769	36,555

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$305,251	$274,381

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2010	2009	2010	2009
(Unaudited)
Interest income:
Loans, including fees	$3,118	$3,344	$9,422	$9,878
Investment securities, including dividends
Taxable	102	133	308	502
Tax-exempt	69	95	223	330
Other	27	7	60	18
Total interest income	3,316	3,579	10,013	10,728
Interest expense:
Deposits	516	659	1,584	2,267
Borrowings	1	12	3	57
Total interest expense	517	671	1,587	2,324
Net interest income	2,799	2,908	8,426	8,404
Less provision for loan losses	156	623	424	804
Net interest income after provision for loan losses	2,643	2,285	8,002	7,600
Noninterest income:
Service charges	389	445	1,246	1,297
Rental income	76	60	226	160
Cash surrender value of life insurance	49	49	152	151
Realized gain on sale of loan	-	14	-	14
Realized gain on sale of securities	-	31	26	140
Realized gain on sale of other real estate owned	12	2	30	17
Realized loss on disposal of assets	-	-	(3)	-
Impairment of other assets	-	(14)	-	(88)
Other income (loss)	1	(1)	-	17
Total noninterest income	527	586	1,677	1,708
Noninterest expense:
Salaries and employee benefits	1,335	1,240	3,802	4,349
Occupancy and equipment	409	385	1,177	1,302
Directors fees	82	74	229	248
Marketing	56	36	165	144
Professional fees	239	193	735	694
Information technology	213	199	636	503
FDIC deposit insurance	174	157	606	210
OREO expense, net	268	25	550	38
Other	282	149	1,042	857
Total noninterest expense	3,058	2,458	8,942	8,345
Income before income taxes	112	413	737	963
Income tax expense	22	125	156	239
Net income	90	288	581	724
Less preferred stock dividends and accretion	(122)	(150)	(417)	(156)
Net (loss) income available to common stockholders	$(32)	$138	$164	$568
Basic and diluted (losses) earnings per share of common stock:	$(0.02)	$0.07	$0.08	$0.28
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337
Dividends per share of common stock	$-	$0.025	$0.0175	$0.075

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
					Accumulated
	Number				Other
(Dollars in thousands)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2008	2,031,337	$8,732	$-	$16,972	$(1,385)	$24,319
Issuance of preferred stock, net of issuance costs of $0.018			11,717			11,717
Accretion of preferred stock issuance costs			1			1
Comprehensive income:
Net income				724		724
Other comprehensive income, net of tax					344	344
Total comprehensive income, net of tax						1,068
Dividends declared on preferred stock				(156)		(156)
Dividends declared on common stock ($0.05 per share)				(153)		(153)

Balances as of September 30, 2009	2,031,337	$8,732	$11,718	$17,387	$(1,041)	$36,796

Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of Series A preferred stock issuance costs			16	(16)		-
Redemption of Series A preferred stock			(11,735)			(11,735)
Issuance of Series B preferred stock			11,721			11,721
Accretion of Series B preferred stock issuance costs			1	(1)		-

Comprehensive income:
Net income				581		581
Other comprehensive income, net of tax					82	82
Total comprehensive income, net of tax						663
Dividends declared on preferred stock				(400)		(400)
Dividends declared on common stock ($0.0175 per share)				(35)		(35)

Balances as of September 30, 2010	2,031,337	$8,732	$11,722	$17,257	$(942)	$36,769

See notes to consolidated financial statements

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

(Dollars in thousands)	2010	2009
(Unaudited)

Cash flows from operating activities:
Net income	$581	$724
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	424	804
Depreciation and amortization	306	406
Loss from disposals of bank premises and equipment	3	-
(Accretion) amortization of discounts/premiums on investments, net	(11)	11
Loan purchase accounting amortization, net	130	130
Deferred loan origination fees and costs, net	102	84
Impairment on other assets	-	88
Gains on disposition of available for sale securities	(26)	(140)
Increase in cash surrender value of bank owned life insurance	(152)	(151)
Gain on sale of other real estate owned	(30)	-
Changes in:
Accrued interest receivable and other assets	380	(807)
Other liabilities	260	(170)
Net cash provided by operating activities	1,967	979
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	-	6,559
Maturities, prepayments and calls	1,968	5,811
Principal collections	2,720	4,702
Purchases	(7,210)	(3,082)
Net decrease (increase) in loans	3,849	(3,484)
Proceeds from sale of loans	-	3,340
Purchases of bank premises and equipment	(132)	(112)
Proceeds from sale of bank-owned life insurance policies	137	-
Proceeds from sale of other assets	-	28
Proceeds from sale of real estate owned	110	-
Net cash provided by investing activities	1,442	13,762
Cash flows from financing activities:
Net increase (decrease) in deposits	37,513	(1,278)
Net decrease from other borrowings	(7,015)	(19,172)
Issuance of Series A preferred stock, net of issuance costs	-	11,718
Cash dividends	(534)	(309)
Net cash provided by (used in) financing activities	29,964	(9,041)
Net increase in cash and cash equivalents	33,373	5,700
Cash and cash equivalents as of the beginning of the period	30,313	13,776
Cash and cash equivalents as of the end of the period	$63,686	$19,476
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,428	$2,144
Income taxes	168	96
Non-cash financing activities:
Redemption of Series A preferred stock	(11,735)	-
Issuance of Series B preferred stock	11,735	-

See notes to consolidated financial statements.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, September 30, 2010, Unaudited

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

(2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables; and

(3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;

M&F BANCORP, INC.

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

This ASU is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of the ASU, an entity may make a one-time election to terminate accounting for loans as a pool. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company adopted this Standard as of July 1, 2010.  This ASU does not apply to our operations.

On February 24, 2010, the FASB issued ASU to address amendments to certain recognition and disclosure requirements. The amendments in this ASU remove the requirement for a Securities Exchange Commission (“SEC”) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance.

In January 2010, the FASB issued an ASU entitled “Fair Value Measurements and Disclosures”.  The ASU is aimed at improving disclosures about fair value measurements.  This ASU requires new disclosures:  (i) of significant transfers in and out of Levels 1 and 2 with reasons for the transfers; and (ii) activity in Level 3 fair value measurements, including purchases, sales, issuances, and settlements on a gross basis.  In addition, the reporting entity should provide fair value measurement disclosures for each class of assets and liabilities, and disclosures about inputs and valuation techniques used to measure fair value of both recurring and nonrecurring fair value measurements.  The ASU includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.  These amendments change the terminology from major categories of assets to classes of assets and provide a cross reference on how to determine appropriate class to present fair value disclosures.  This ASU is effective for interim and annual periods beginning after December 15, 2009, except disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  This ASU requires additional disclosures which will not have an impact on the Company’s results of operations or assets.

2.	Preferred Stock Exchange

On June 26, 2009, the Company completed the issuance of 11,735 shares of $1,000 par value Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") under the Capital Purchase Program ("CPP") as a part of the Troubled Asset Relief Program ("TARP").  The Series A Preferred Stock was issued without warrants, an exception made for Community Development Financial Institutions (“CDFI”) for which serving the underserved is a mandate and business practice.

On August 20, 2010, the Company completed an exchange of the Series A Preferred Stock for an equal amount of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”).  Neither the Series A nor Series B Preferred Stock has any mandatory redemption and/or conversion features.

M&F BANCORP, INC.

Under the CPP terms, the Series A Preferred Stock carried a dividend rate of 5% for the first five years after issuance, payable quarterly, after which the dividend rate increased to 9% until the Series A Preferred Stock is repurchased at its liquidation value.  Under the CDCI program, the Series B Preferred Stock carries a dividend rate of 2% for eight years, after which the dividend rate increases to 9% until the Series B Preferred Stock is repurchased at liquidation value.  The Company paid the outstanding Series A Preferred Stock dividends up to the date of closing of the CDCI exchange on August 20, 2010.

3.	Earnings Per Share

Basic earnings per share (“EPS”) computations are based upon the weighted average number of shares outstanding during the reporting periods. Diluted EPS computations are based upon the weighted average number of shares outstanding during each reporting period plus the dilutive effect of outstanding stock options. The Company had no options outstanding as of September 30, 2010 and 25,200 options outstanding as of September 30, 2009 all of which were anti-dilutive for the three and nine months ended September 30, 2009. The options and the option plan expired on December 31, 2009.

4.	Loans

Loans are made primarily to customers in the Company’s market areas within North Carolina which include Raleigh, Durham, Charlotte, Winston-Salem, and Greensboro.  The Company’s loans, classified by type were as follows:

(Dollars in thousands)	September 30, 2010		December 31, 2009
(Unaudited)	Amount	% of Total	Amount	% of Total
Commercial	$9,226	4.49%	$8,605	4.10%
Real estate construction	11,317	5.50	16,987	8.08
Consumer	5,312	2.58	5,891	2.80
Commercial real estate	139,860	67.98	135,249	64.37
Consumer real estate	39,583	19.24	42,706	20.33
Other	444	0.21	673	0.32
	$205,742	100.00%	$210,111	100.00%

M&F BANCORP, INC.

Nonperforming assets were as follows:

(Dollars in thousands)
(Unaudited)	September 30, 2010	December 31, 2009
Loans contractually past due 90 days or more and/or on nonaccrual status
Commercial	$1,239	$1,263
Real estate construction	650	681
Commercial real estate	6,930	4,703
Consumer real estate	2,139	2,352
Total nonaccrual loans	10,958	8,999
Foreclosed properties	1,706	2,176
Total nonperforming assets	$12,664	$11,175

Nonperforming assets to:
Loans outstanding at end of quarter	6.16%	5.32%
Total assets at end of quarter	4.15	4.07
Allowance for loan losses as a percent of nonperforming assets	30.25	31.89

5.	Allowances for Loan Losses

Allowances for loan losses consisted of the following:

(Dollars in thousands)	September 30, 2010			December 31, 2009
(Unaudited)	Loan Balance	Allowance	% of Total Loans	Loan Balance	Allowance	% of Total Loans
Commercial	$9,226	$516	0.24%	$8,605	$515	0.26%
Real estate construction	11,317	135	0.07	16,987	176	0.08
Consumer	5,312	157	0.08	5,891	122	0.06
Commercial real estate	139,860	2,081	1.01	135,249	2,238	1.07
Consumer real estate	39,583	902	0.44	42,706	485	0.23
Other	444	40	-	673	28	-
	$205,742	$3,831	1.84%	$210,111	$3,564	1.70%

M&F BANCORP, INC.

The activity in the allowance for the nine months ended September 30, 2010 and 2009 is as follows:

	As of and for the
(Dollars in thousands)	Nine Months Ended September 30
(Unaudited)	2010	2009

Average amount of loans outstanding, net of unearned income/expense	$207,084	$212,778
Amount of loans outstanding at quarter end, net of unearned income	205,742	212,724
Allowance for loan losses:
Balance at beginning of year	3,564	2,962
Loans charged-off:
Commercial	13	3
Consumer	17	55
Commercial real estate	34	165
Consumer real estate	99	12
Total charge-offs	163	235
Recoveries of loans previously charged off:
Commercial	-	18
Consumer	5	14
Commercial real estate	3	-
Consumer real estate	19	7
Total recoveries	27	39
Net loans charged off	136	196
Bounce protection charge-offs (net)	21	30
Provision for loan losses	424	804
Balance at end of period	$3,831	$3,540

The loans classified as impaired and Troubled Debt Restructuring (“TDRs”) with the respective allowance are shown in the table below:

(Dollars in thousands)	Impaired and TDR Loans			Impaired and TDR Loans
(Unaudited)	As of September 30, 2010			As of December 31, 2009
	Amount	Allowance	Coverage	Amount	Allowance	Coverage
Impaired loans:
Commercial	$104	$53	50.96%	$-	$-	-%
Commercial real estate	4,836	94	1.94	1,607	35	2.18
Consumer real estate	37	-	-	1,605	-	-
Total	$4,977	$147	2.95%	$3,212	$35	1.09%
TDRs:
Commercial	$1,239	$-	-%	$1,263	$-	-%
Construction	650	-	-	-	-
Commercial real estate	4,952	9	0.18	5,488	203	3.70
Consumer real estate	133	7	5.26	227	-	-

Total	$6,974	$16	0.23%	$6,978	$203	2.91%

M&F BANCORP, INC.

Certain loans in the above table are not included in Note 4, the non-performing assets table, because they are paying as agreed and were not in non-accrual status as of September 30, 2010 and December 31, 2009.

6.	Dividends

During the three months ended March 31, 2010, the Board declared common stock dividends of $0.0175 per share.  No common stock dividend was declared during the quarters ended June 30, 2010 or September 30, 2010.  The Company declared and paid to the Department of the Treasury (“Treasury”) all TARP dividends on the Series A Preferred Stock issued at the annualized rate of 5% through August 20, 2010 and Series B Preferred Stock issued at the annualized rate of 2% from August 21, 2010 through September 30, 2010.

7.	Benefit Plans

The Company sponsors a non-contributory qualified defined benefit retirement (pension) plan (the “Cash Balance Plan”) for substantially all full-time employees. The Company also sponsors a non-qualified, unfunded supplemental executive retirement plan (the “SERP Plan”) that provides benefits to certain current and former executives. The Company made $0.3 million and $0.4 million in contributions to the Cash Balance Plan during the three and nine months ended September 30, 2010, respectively.

The Company provides post-retirement benefits to certain former executive officers.  As of September 30, 2010 and December 31, 2009, the amount of this liability was $0.2 million, and is reflected in Other Liabilities.

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended September 30, 2010 and 2009 were as follows:

(Dollars in thousands)	Cash Balance Plan		SERP		Total
(Unaudited)	2010	2009	2010	2009	2010	2009
Service cost	$33	$28	$-	$-	$33	$28
Interest cost	63	63	28	28	91	91
Expected return on plan assets	(53)	(50)	-	-	(53)	(50)
Amortization of prior service costs	-	-	1	1	1	1
Amortization of net loss	38	45	-	-	38	45
Net periodic cost	$81	$86	$29	$29	$110	$115

The components of the net periodic benefit cost reflected in salaries and employee benefits expense for the nine months ended September 30, 2010 and 2009 were as follows:

(Dollars in thousands)	Cash Balance Plan		SERP		Total
(Unaudited)	2010	2009	2010	2009	2010	2009
Service cost	$100	$85	$-	$-	$100	$85
Interest cost	190	190	83	85	273	275
Expected return on plan assets	(159)	(151)	-	-	(159)	(151)
Amortization of prior service costs	1	-	3	3	4	3
Amortization of net loss	114	136	-	-	114	136
Net periodic cost	$246	$260	$86	$88	$332	$348

M&F BANCORP, INC.

8.	Comprehensive Income

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders.  The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

	For the Nine Months Ended
(Dollars in thousands)	September 30,
(Unaudited)	2010	2009

Net income	$581	$724

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	158	700
Reclassification adjustments for gains
included in income before income tax expense	(26)	(140)
Other comprehensive income before tax expense	132	560

Less: Changes in deferred income taxes related to change in unrealized
gains on securities available for sale	50	216
Other comprehensive income, net of taxes	82	344

Total comprehensive income	$663	$1,068

9.	Fair Value Measurement

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

M&F BANCORP, INC.

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

September 30, 2010 assets measured at fair value on a recurring and non-recurring basis, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
(Unaudited)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Government sponsored MBS
Residential	$13,242	$ -	$13,242	$-
Non-Government sponsored MBS
Residential	231	-	231	-
Municipal securities
North Carolina	3,311	-	3,311	-
Out of state	3,683	-	3,683	-
				-
Nonrecurring:
Other real estate owned	1,706	-	-	1,706
Impaired and TDR loans	11,788	-	-	11,788

Total	$33,961	$-	$20,467	$13,494

M&F BANCORP, INC.

December 31, 2009 assets measured at fair value on a recurring and non-recurring basis, segregated by fair value hierarchy level, are summarized below:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
(Unaudited)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Government sponsored MBS
Residential	$9,244	$ -	$9,244	$-
Non-Government sponsored MBS
Residential	307	-	307	-
Municipal securities
North Carolina	4,517	-	4,517	-
Out of state	3,631	-	3,631	-
Other invested assets	1,061	-	1,061	-
Nonrecurring:
Other real estate owned	2,176	-	-	2,176
Impaired and TDR loans	8,999	-	-	8,999

Total	$29,935	$-	$18,760	$11,175

The “Financial Instruments” topic of the ASC requires the disclosure of the estimated fair value of certain financial instruments. These estimated fair values as of September 30, 2010, have been determined using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop estimates of fair value. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of alternative market assumptions and estimation methodologies could have a material effect on these estimates of fair value.

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

M&F BANCORP, INC.

As of September 30, 2010 and December 31, 2009, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	September 30, 2010		December 31, 2009
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$63,686	$63,686	$30,313	$30,313
Marketable securities	20,467	20,467	17,699	17,699
Other invested assets	985	985	1,061	1,061
Loans, net of allowances for loan losses	201,911	208,166	206,547	212,158
Accrued interest receivable	704	704	935	935

Liabilities:
Deposits	$262,320	$264,940	$224,807	$228,506
Other borrowings	751	649	7,766	6,951
Accrued interest payable	306	306	188	188

10.	Restricted Investment in FHLB Stock

Restricted stock, which represents a required investment in the common stock of a correspondent bank, is carried at cost and, as of September 30, 2010 and December 31, 2009, consisted of the common stock of the Federal Home Loan Bank (“FHLB”) of Atlanta.

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

The FHLB of Atlanta announced that it would no longer provide dividend guidance prior to the end of each quarter.  The FHLB of Atlanta also announced that it will no longer conduct repurchases of excess activity-based stock on a daily basis, but will make such determinations quarterly.  The FHLB of Atlanta has announced $300 million repurchases of excess activity-based stock for each of the first two quarter of 2010, distributed pro rata to the banks with excess stock, as well as small dividends for each of the first two quarters of 2010.  Management determined that the FHLB Stock carrying value is not impaired.

11.	Investments

Investment securities represent the second largest component of earning assets.  The Company’s securities portfolio consists primarily of the following debt securities:

•	Government sponsored residential mortgage-backed securities (“MBS”)
•	Non-government sponsored residential MBS
•	Municipal securities
•	North Carolina
•	Out of state

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

M&F BANCORP, INC.

The Company regularly reviews declines in the fair value of securities below their costs for purposes of determining whether such declines are other-than-temporary in nature. In estimating other-than-temporary losses, management considers adverse changes in expected cash flows, the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and whether it is more likely than not that the Company would be required to sell the investments prior to maturity or recovery of cost. If the Company determines that a decline in the fair value of a security below cost is other-than-temporary, the carrying amount of the security is reduced by any portion of the decline deemed to be credit related, with the corresponding decline charged to earnings. The carrying amount of the security is also reduced by any additional impairment deemed to be non-credit related, with the corresponding decline charged to other comprehensive income. Management decided that there is no impairment in the portfolio for September 30, 2010.  Securities available for sale are carried at their fair value, and the mark-to-market adjustments were $0.7 million and $0.5 million unrealized gains as of September 30, 2010 and December 31, 2009, respectively.  After considering applicable tax expense, the cumulative mark-to-market adjustment increased stockholders’ equity by $0.4 million and $0.3 million for September 30, 2010 and December 31, 2009, respectively.  Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available for sale securities.

On September 30, 2010 and December 31, 2009, the recorded value of investments totaled $20.5 million and $17.7 million, respectively.  The interest rates available for reinvesting maturing securities, and changes in the interest rate yield curve were some of the factors that resulted in $2.7 million in principal collections and $2.0 million in calls.  To offset the decline in the AFS security portfolio, the Company acquired 6 securities totaling $6.2 million during the quarter ended September 30, 2010.

The following table reflects the fair value of the Company’s investment securities at the dates indicated.

(Dollars in thousands)	September 30, 2010	December 31, 2009
(Unaudited)	Fair Value	Fair Value
Government sponsored MBS
Residential	$13,242	$9,244
Non-Government sponsored MBS
Residential	231	307
Municipal securities
North Carolina	3,311	4,517
Out of state	3,683	3,631
	$20,467	$17,699

The following table reflects the debt securities by contractual maturities as of September 30, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay mortgage-backed securities and collateralized mortgage obligations with or without call or prepayment penalties.

(Dollars in thousands)	As of September 30, 2010
(Unaudited)	Fair Value	Amortized Cost
Government sponsored MBS
Residential
Due after one year through five years	$10	$9
Due after five years through ten years	521	491
Due after ten years	12,711	12,347
Total government sponsored MBS	$13,242	$12,847
Non-government sponsored MBS
Residential
Due after ten years	$231	$224
Municipal bonds
North Carolina
Due within one year	$511	$497
Due after one year through five years	1,007	938
Due after five years through ten years	1,793	1,730
Total North Carolina municipal bonds	$3,311	$3,165
Out of state
Due within one year	$256	$255
Due after one year through five years	1,964	1,905
Due after five years through ten years	1,463	1,405
Total out of state municipal bonds	$3,683	$3,565

M&F BANCORP, INC.

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
September 30, 2010
Government sponsored MBS
Residential	$12,847	$408	$(13)	$13,242
Non-Government sponsored MBS
Residential	224	7	-	231
Municipal securities
North Carolina	3,165	146	-	3,311
Out of state	3,565	118	-	3,683
Total at September 30, 2010	$19,801	$679	$(13)	$20,467

December 31, 2009
Government sponsored MBS
Residential	$8,887	$357	$-	$9,244
Non-Government sponsored MBS
Residential	310	-	(3)	307
Municipal securities
North Carolina	4,402	115	-	4,517
Out of state	3,566	71	(6)	3,631
Total at December 31, 2009	$17,165	$543	$(9)	$17,699

As of September 30, 2010 and December 31, 2009, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position were as follows:

	Fair Value		Fair Value		Fair Value
	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010
Government sponsored MBS
Residential	$3,096	$(13)	$-	$-	$3,096	(13)
Total at September 30, 2010	$3,096	$(13)	$-	$-	$3,096	$(13)

December 31, 2009
Government sponsored MBS
Residential	$-	$-	$11	$-	$11	$-
Non-Government sponsored MBS
Residential	-	-	307	(3)	307	(3)
Municipal securities
Out of state	244	(6)			244	(6)
Total at December 31, 2009	$244	$(6)	$318	$(3)	$562	$(9)

M&F BANCORP, INC.

12.	Commitments and Contingent Liabilities

Commitments to Extend Credit

In the normal course of business, the Company has various commitments to extend credit, which are not reflected in the Consolidated Financial Statements. As of September 30, 2010 and December 31, 2009, the Company had outstanding loan commitments (including available lines of credit) of approximately $15.9 million and $24.7 million, respectively. Commitments under standby letters of credit and financial guarantees amounted to approximately $0.2 million as of September 30, 2010 and December 31, 2009. These lines of credit, standby letters of credit, and financial guarantees represent agreements whereby the Company commits to lend funds to customers up to a predetermined maximum amount during a certain period.

The Company approves lines of credit to consumer customers through home equity and consumer overdraft protection loans, all of which are included in the above commitments to extend credit.  As of September 30, 2010 and December 31, 2009, in addition to actual advances made on such loans, the Company’s consumer customers have available additional lines of credit on home equity and consumer overdraft protection loans.  Available amounts on home equity lines as of September 30, 2010 and December 31, 2009 were approximately $1.5 million and $2.5 million, respectively. In addition, the available amounts on consumer overdraft protection loans were $1.0 million as of September 30, 2010 and December 31, 2009.

No significant losses are anticipated as a result of these commitments.

During the normal course of business the Company may experience litigation.  Based upon known facts and circumstances, management has determined that there are no likely material unfavorable outcomes from litigations as of September 30, 2010.

Fed Funds Line

As of September 30, 2010, the Company has available for use Federal Funds Lines (“Fed Funds Lines”) aggregating $12.0 million from three correspondent banks.  The Fed Funds Lines are renewed annually.  Interest rates are stated as variable on a daily basis.  The Company did not have any outstanding balances as of September 30, 2010. Periodically the Company tests its Fed Funds Lines.  During the quarter ended September 30, 2010 the Company withdrew on all three Fed Funds Lines and paid them down the subsequent day.

As of September 30, 2010, the Company had additional borrowing capacity at the FHLB of $11.6 million.
Letters of Credit

In October 2008, the Company secured a $2.0 million letter of credit with FHLB to use as collateral for public deposits.  The letter of credit is secured by the Company’s collateral with FHLB and is renewable annually.

13.	Borrowings

The September 30, 2010 and December 31, 2009 borrowings, and accompanying maturities and interest rates were:

(Dollars in thousands)	September 30, 2010
(Unaudited)	Amount	Maturity Date	Rate
Fixed Rate Note	$751	2020	0.50%

	December 31, 2009
	Amount	Maturity Date	Rate
Daily Rate Credit (1)	$2,000	2010	0.36%
Fixed Rate Note (2)	5,000	2013	0.32
Fixed Rate Note	766	2020	0.50
	$7,766
(1) Variable rate
(2) In January 2010, the Company took advantage of an opportunity to repay the $5 million Fixed Rate Note referenced in the above table, with no prepayment penalty, and the Company repaid the Daily Rate Credit balance in full.

M&F BANCORP, INC.

14.	Subsequent Events

The Company evaluated subsequent events through the date of issuance of the financial statements and determined there are no further adjustments or disclosures required.

M&F BANCORP, INC.

Item 2 - Management’s Discussion and Analysis
Overview

Management’s Discussion and Analysis is provided to assist readers in understanding and evaluating the results of operations and financial condition of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). The following discussion is intended to provide a general overview of the Company’s performance for the three and nine months ended September 30, 2010, compared with the same period in 2009. Readers seeking a more in-depth discussion are invited to read the more detailed discussions below, as well as the Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

Financial Highlights for the Three Month Period Ended September 30, 2010

Net income from operations decreased by $0.2 million for the quarter ended September 30, 2010 to $0.1 million from $0.3 million from the same period in 2009.  Compared with the quarter ended September 30, 2009, net interest income for the quarter ended September 30, 2010 declined 3.75% and the net interest margin for the quarter ended September 30, 2010 decreased 73 basis points (“bp”). The provision for loan losses decreased $0.5 million, in the quarter ended September 30, 2010 over the quarter ended September 30, 2009, in part due to the $5.7 million decrease in average loans outstanding.  Non-interest income decreased 10.07% from the quarter ended September 30, 2009.  Non-interest expense increased 24.42%, and income tax expense decreased 82.40% in the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, due to the large decrease in Income before tax.

Financial Highlights for the Nine Month Period Ended September 30, 2010

Net income from operations decreased by $0.1 million for the nine months ended September 30, 2010 to $0.6 million from $0.7 million from the same period in 2009.  Compared with the nine months ended September 30, 2009, net interest income for the nine months ended September 30, 2010 increased 0.26% and the net interest margin for the nine months ended September 30, 2010 decreased 59 bp. The provision for loan losses decreased $0.4 million, in the nine months ended September 30, 2010 over the nine months ended September 30, 2009, in part due to the $4.2 million decrease in average loans outstanding.  Non-interest income decreased 1.81%, compared to the nine months ended September 30, 2009.  Non-interest expense increased 7.15%, and income tax expense decreased 34.73% in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due to the large decrease in Income before tax.

M&F BANCORP, INC.

Selected Financial Data:

(Dollars in thousands)	As of September 30,
(Unaudited)	2010	2009
Selected Balance Sheet Data
Cash and due from banks	$63,686	$19,476
Securities	20,467	20,068
Gross loans	205,742	208,114
Allowance for loan losses	(3,831)	(3,540)
Total Assets	305,251	263,474
Deposits	262,320	215,289
Borrowings	751	5,874
Stockholders' equity	36,769	36,796

(Dollars in thousands)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(Unaudited)	2010		2009	2010	2009
Summary of Operations
Interest income	$3,316		$3,579	$10,013	$10,728
Interest expense	517		671	1,587	2,324
Net interest income	2,799		2,908	8,426	8,404
Provision for loan losses	156		623	424	804
Net interest income after provision for loan losses	2,643		2,285	8,002	7,600
Other operating income	527		586	1,677	1,708
Other operating expense	3,058		2,458	8,942	8,345
Pre-tax net income	112		413	737	963
Income tax expense	22		125	156	239
Preferred dividends	(122)		(150)	(417)	(156)
Net (loss) income (1)	$(32)		$138	$164	$568

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2010		2009	2010	2009
Per Share Data (1)
Net (loss) income-basic and diluted	$(0.02)		$0.07	$0.08	$0.28
Common stock dividends	-		0.0250	0.0175	0.0750
Book value per share of common stock (2)	12.32		12.34	12.32	12.34
Average common shares outstanding	2,031,337		2,031,337	2,031,337	2,031,337

Selected Ratios (1)
(Loss) return on average assets	(0.04	) %	0.21%	0.22%	0.87%
(Loss) return on average stockholders' equity	(0.35)		1.50	1.76	8.01

Dividend payout ratio	$-		$0.36	$0.22	$0.27
Average stockholders' equity to average total assets	0.13		0.14	0.13	0.11
Net interest margin (3)	4.08%		4.81%	4.10%	4.69%

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

•
The Bank’s failure to satisfy the requirements of the Memorandum of Understanding with the Commissioner of Banking of North Carolina and the Regional Director of the Federal Deposit Insurance Corporation’s (“FDIC”) Atlanta Regional Office (the “Bank MOU”);

•	The Company’s failure to satisfy the requirements of the Memorandum of Understanding (“The Company MOU”) with the Federal Reserve Bank of Richmond (“FRB”);
•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;
•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;
•	Revenues are lower than expected;
•	Credit quality deterioration which could cause an increase in the provision for credit losses;
•	Competitive pressure among depository institutions increases significantly;
•	Changes in consumer spending, borrowings and savings habits;
•	Our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;
•	Technological changes and security and operations risks associated with the use of technology;
•	The cost of additional capital is more than expected;
•	A change in the interest rate environment reduces interest margins;
•	Asset/liability repricing risks, ineffective hedging and liquidity risks;
•	Counterparty risk;
•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;
•	The effects of the FDIC deposit insurance premiums and assessments;
•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•	Volatility in the credit or equity markets and its effect on the general economy;
•	Demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;
•	The costs and effects of legal, accounting and regulatory developments and compliance; and
•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

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

M&F BANCORP, INC.

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

The specific component incorporates the results of measuring impaired loans as required by the “Receivables” topic of the FASB Accounting Standards Codification (“ASC”). These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans. A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the loan’s contractual terms. A loan is not deemed to be impaired if the Company expects to collect all amounts due, including interest accrued, at the contractual rate during the period of delay. Measurement of impairment can be based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. If the fair value of the impaired loan is less than the related recorded amount, a specific valuation component is established within the allowance for loan losses or a write-down is charged against the allowance for loan losses if the impairment is considered to be permanent. Measurement of impairment does not apply to large groups of smaller balance homogenous loans, that are collectively evaluated for impairment such as the Company’s portfolios of home equity loans, real estate mortgages, installment and other loans, unless specifically identified as impaired and the estimated value of the underlying collateral does not support the full balance.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

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

M&F BANCORP, INC.

Management believes the allowance for loan losses is the best estimate of inherent losses which have been incurred as of September 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate.

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

Executive Overview

The Company generated the majority of its interest and non-interest income in the first nine months of 2010 and 2009 from traditional lending and deposit banking services. The Company continued to execute management’s strategy of targeting commercial business, diversifying the customer base, and pursuing strategic relationships for deposits.

Regulatory Agreements

The Bank and the directors of the Bank entered into the Bank MOU, which became effective April 30, 2010, upon the execution thereof by the Commissioner of Banking of North Carolina and the Regional Director of the FDIC’s Atlanta Regional Office, the supervisory authorities. The Bank MOU requires the Bank to:

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

M&F BANCORP, INC.

Management believes that the Bank has already successfully addressed many of the areas in the Bank MOU, which is characterized by the supervisory authorities as an informal action that is neither published nor made publicly available by the supervisory authorities and is used when circumstances warrant a milder form of action rather than a formal supervisory action.  Management is committed to continuing to actively address the items to achieve full compliance and resolution.

On August 11, 2010, the Company’s Board of Directors agreed to enter into the Company MOU with the FRB which resulted from a review of the Bank MOU with the FDIC and North Carolina Commissioner of Banks (“NCCOB”).  The Company MOU with the FRB requires the Company to obtain written approval to pay dividends on common or preferred stock and prohibits the Company from receiving dividends from the Bank without prior approval.  In addition, the Company may not incur new debt or repurchase shares of common stock without the prior approval of the FRB.

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

The Dodd-Frank Act broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities Exchange Commission (“SEC”)  to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

Issuance of Preferred Stock to the United States Treasury (the “Treasury”) under the Capital Purchase Program (“CPP”) and Community Development Capital Initiative (“CDCI”)

In June 2009, the Company entered into a Securities Purchase Agreement with the Treasury pursuant to which, among other things, the Company sold to the Treasury for an aggregate purchase price of $11.7 million, 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock"), constituting 5.00% of the Company’s risk-weighted assets. As a condition of the CPP, the Company is prohibited from paying any dividends on its common stock unless all accrued and unpaid dividends are paid on the Series A Preferred Stock for all past dividend periods (including the latest completed dividend period). Except with the Treasury’s prior approval, the Company is generally prohibited from repurchasing its common stock until the earlier of September 2012 or until the Treasury no longer owns any of the Series A Preferred Stock (the “Restriction Period”). In addition, except with the Treasury’s prior approval, during the Restriction Period, the Company is restricted from increasing its quarterly cash dividend on its common stock above the last quarterly dividend ($0.05) declared prior to November 17, 2008.

On August 20, 2010, the Company redeemed and exchanged the Series A Preferred Stock issued with Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”)through the newly created CDCI program.

CDCI was designed for Community Development Financial Institutions (“CDFI”) and has lowered the TARP dividend rate for CDFI's from 5% for 5 years to 2% for 8 years.  The CDCI program is expected to reduce the TARP dividends’ impact on capital by approximately $0.3 million annually.  The Company paid the outstanding Series A Preferred Stock dividends up to the date of closing of the CDCI exchange on August 20, 2010.

Financial Condition

Total assets increased 11.25%, or $30.9 million, to $305.3 million as of September 30, 2010 from $274.4 million as of December 31, 2009.

Cash and cash equivalents increased $33.4 million or 110.09%, to $63.7 million as of September 30, 2010, compared to $30.3 million as of December 31, 2009, driven by a $38.5 million increase in CDARS ® deposits.

Investment securities increased $2.8 million from $17.7 million as of December 31, 2009 to $20.5 million as of September 30, 2010.  The entire investment portfolio is classified as available-for-sale and is comprised of investment-grade securities. Seven securities with a book value of $7.2 million were purchased and $2.0 million were called during the nine months ended September 30, 2010.  Principal payments of $2.7 million were received during the three month period.

Deposits increased 16.69%, or $37.5 million, to $262.3 million as of September 30, 2010 from $224.8 million as of December 31, 2009.  The $37.5 million increase was mainly due to a $38.5 million increase in CDARS ® deposits.  The Company used $7.0 million of the deposit increase to pay down debt, while decreasing loans outstanding by $4.4 million.

All other assets comprised of interest receivable, bank premises and equipment, bank-owned life insurance, other real estate owned, income taxes, and other miscellaneous assets, decreased by a net of $0.6 million during the nine months ended September 30, 2010.  Other real estate owned led the decline with $0.5 million in asset write downs.

M&F BANCORP, INC.

Total stockholders’ equity increased $0.2 million to $36.8 million as of September 30, 2010 from $36.6 million at December 31, 2009.  The net income before dividends of $0.6 million was mostly offset by preferred and common stock dividends and a small other comprehensive income for the nine months ended September 30, 2010.  The Company declared dividends totaling $0.4 million during the nine months ended September 30, 2010, comprised of a 5.00% preferred stock dividend for the period from January 1, 2010 to August 20, 2010 and a 2.00% preferred stock dividend from August 21, 2010 to September 30, 2010.

Common stock dividends of $0.0175 per share were paid during the first quarter 2010.  The Company’s Board of Directors did not declare a common stock dividend during the second or third quarters of 2010, to preserve capital and to ensure that the Company continues to serve as a source of strength for the Bank.

Results of Operations, Three Months Ended September 30, 2010 and 2009

Net income from operations for the three months ended September 30, 2010 decreased $0.2 million to $0.1 million from $0.3 million for the same period in 2009. For the three months ended September 30, 2010 when compared to the same period in 2009, interest income decreased 7.35%, or $0.3 million, and interest expense decreased 22.95%, or $0.2 million, resulting in an overall decline in net interest income of 3.75%.

Interest income on loans decreased $0.2 million, in part due to the $5.7 million decrease in average loans outstanding  to $207.1 million from $212.8 million, and a 27 bp decrease in yield to 6.02% from 6.29% for the three months ended September 30, 2010 and 2009, respectively.  Interest income on securities decreased $0.1 million, when comparing the three months ended September 30, 2010 with the same period in 2009, primarily due to the average balances of the portfolio decreasing by $3.1 million.

Total interest expense decreased 22.95%, or $0.2 million, for the three months ended September 30, 2010 as compared to the same period in 2009, reflecting a 51 bp decrease from 1.52% to 1.01% in the average cost of interest-bearing deposits. The 91.67% decrease in interest expense on borrowed funds during the three months ended September 30, 2010 from the same period in 2009 was primarily due to a $5.1 million reduction in average balances outstanding for the three months ended September 30, 2010 to $0.8 million.  In addition, the average borrowing rate decreased from 82 bp in the quarter ended September 30, 2009 to 52 bp in the quarter ended September 30, 2010.

The Company made a concerted effort to decrease the use of borrowed funds and high yielding deposits while closely managing its liquidity in order to maximize its net interest margin in 2010. This effort has been realized through consistent deposit growth in both core deposits (checking, savings, money markets, smaller balance certificates of deposit) and CDARS® deposits.

During the three months ended September 30, 2010, the Company decreased its expense for loan loss provision $0.5 million from the three months ended September 30, 2009. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income decreased 10.07%, or $0.1 million, in the three months ended September 30, 2010 as compared to the same period in 2009.  Decreases in realized gain on securities and service charges were the largest contributors to the decrease in non-interest income.  Management is uncertain as to what impact the recent amendment to Regulation E and the recently enacted Dodd-Frank Act will have on non-interest income in the future.

Non-interest expense increased 24.41%, or $0.6 million, in the three months ended September 30, 2010 as compared to the same period in 2009.  The following were the biggest contributors to change:
•	OREO expense increased $0.2 million, mainly due to the decrease in collateral value of certain OREO properties
•	Salaries and benefits increased $0.1 million, mainly driven by an increase in part time and full time employees
•	Miscellaneous expenses increased $0.1 million, driven by increases in bank bond insurance, franchise tax, contributions, operational losses, and employee training expenses.
.

M&F BANCORP, INC.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2010 and 2009
(Dollars in thousands)	2010			2009
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$207,084	$3,118	6.02%	$212,810	$3,344	6.29%
Taxable securities	10,778	102	3.79	11,499	133	4.63
Nontaxable securities(2)	6,731	69	6.67	9,131	95	6.95
Federal funds sold and other interest on short-term investments	54,027	27	0.20	13,435	7	0.21
Total interest earning assets	278,620	3,316	4.82%	246,875	3,579	5.86%
Cash and due from banks	1,939			1,974
Other assets	18,820			17,928
Allowance for loan losses	(3,826)			(3,153)
Total assets	$295,553			$263,624

Liabilities and Equity
Savings deposits	$52,166	$45	0.35%	$47,939	$50	0.42%
Interest-bearing demand deposits	26,463	25	0.38	25,943	25	0.39
Time deposits	124,928	446	1.43	99,876	584	2.34
Total interest-bearing deposits	203,557	516	1.01	173,758	659	1.52
Borrowed funds	773	1	0.52	5,885	12	0.82
Total interest-bearing liabilities	204,330	517	1.01%	179,643	671	1.49%
Non-interest-bearing deposits	48,697			41,714
Other liabilities	5,579			5,534
Total liabilities	258,606			226,891
Stockholders' equity	36,947			36,733
Total liabilities and stockholders' equity	$295,553			$263,624

Net interest income		$2,799			$2,908

Non-taxable securities		69			95
Tax equivalent adjustment (3)		43			60

Tax equivalent net interest income		$2,842			$2,968
Net interest spread (4)			3.81%			4.37%
Net interest margin (5)		4.08%			4.81%

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

M&F BANCORP, INC.

Results of Operations, Nine months ended September 30, 2010 and 2009

Net income from operations for the nine months ended September 30, 2010 decreased $0.1 million to $0.6 million from $0.7 million for the same period in 2009. For the nine months ended September 30, 2010 when compared to the same period in 2009, interest income decreased 6.66%, or $0.7 million, and interest expense decreased 31.71%, or $0.7 million, resulting in an overall increase in net interest income of 0.26%, or $0.02 million.

Interest income on loans decreased $0.5 million, in part due to the $4.2 million decrease in average loans outstanding  to $207.1 million from $211.2 million, and a 16 bp decrease in yield to 6.07% from 6.23% for the nine months ended September 30, 2010 and 2009, respectively.  Interest income on securities decreased $0.3 million, when comparing the nine months ended September 30, 2010 with the same period in 2009, primarily due to the average balances of the portfolio decreasing by $7.5 million.

Total interest expense decreased 31.71%, or $0.7 million, for the nine months ended September 30, 2010 as compared to the same period in 2009, reflecting a 64 bp decrease from 1.68% to 1.04% in the average cost of interest-bearing deposits. Interest expense on borrowed funds decreased 94.74% during the nine months ended September 30, 2010 from the same period in 2009.  The large decline was primarily driven by $6.8 million in lower average balances outstanding from $7.6 million to $0.8 million for the nine months ended September 30, 2009 and 2010, respectively.  In addition, the average borrowing rate decreased from 1.00% in the quarter ended September 30, 2009 to 0.52% in the quarter ended September 30, 2010.  The Company has made a concerted effort to decrease the use of borrowed funds and high yielding deposits while closely managing its liquidity in order to maximize its net interest margin in 2010.

During the nine months ended September 30, 2010, the Company decreased its expense for loan loss provision $0.4 million from the nine months ended September 30, 2009, primarily due to decreases in loan balances. The provision for loan losses is the result of management’s assessment of the Company’s delinquency ratios, non-performing assets, charge-off history, and composition of loans in the portfolio. Management performs a thorough review of the loan portfolio quarterly, and an outside loan review firm reviews a substantial portion of the loan portfolio semi-annually.

Non-interest income decreased 1.81% in the nine months ended September 30, 2010 as compared to the same period in 2009.   The largest contributors to the decrease in non-interest income were decreases in realized gain on securities and service charges, offset by an increase in rental income.  Management is uncertain as to what impact the recent amendment to Regulation E and the recently enacted Dodd-Frank Act will have on non-interest income in the future.

Non-interest expense increased 7.15%, or $0.6 million, in the nine months ended September 30, 2010 as compared to the same period in 2009.  During the nine month period ended September 30, 2010, the Company maintained fewer employees than the same period in 2009, resulting in a $0.5 million decrease in salary and benefits expense.  In the first half of 2009, occupancy and equipment costs decreased $0.1 million in 2010 because during 2009 the Company had two additional branches, one of which was leased.  Offsetting these savings were increases in Information technology expenses of $0.1 million, due to higher processing fees, FDIC insurance expense increases of $0.4 million, and OREO expenses increased $0.5 million mainly due to the decrease in collateral value of certain OREO properties.  Increases in the provision for off balance sheet items, franchise tax, bank bond and insurance, and contributions all led to the increase of $0.2 million in other expense.

M&F BANCORP, INC.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)	2010			2009
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$207,084	$9,422	6.07%	$211,243	$9,878	6.23%
Taxable securities	10,778	308	3.81	14,355	502	4.66
Nontaxable securities(2)	6,731	223	7.19	10,649	330	6.72
Federal funds sold and other interest on short-term investments	54,027	60	0.15	8,485	18	0.28
Total interest earning assets	278,620	10,013	4.86%	244,732	10,728	5.92%
Cash and due from banks	1,939			2,116
Other assets	18,931			18,085
Allowance for loan losses	(3,826)			(3,058)
Total assets	$295,664			$261,875

Liabilities and Equity
Savings deposits	$52,166	$128	0.33%	$50,130	$227	0.60%
Interest-bearing demand deposits	26,463	73	0.37	26,954	120	0.59
Time deposits	124,928	1,383	1.48	102,740	1,920	2.49
Total interest-bearing deposits	203,557	1,584	1.04	179,824	2,267	1.68
Borrowed funds	773	3	0.52	7,617	57	1.00
Total interest-bearing liabilities	204,330	1,587	1.04%	187,441	2,324	1.65%
Non-interest-bearing deposits	48,567			40,568
Other liabilities	5,595			5,487
Total liabilities	258,492			233,496
Stockholders' equity	37,171			28,379
Total liabilities and stockholders' equity	$295,663			$261,875

Net interest income		$8,426			$8,404

Non-taxable securities		223			330
Tax equivalent adjustment (3)		140			207

Tax equivalent net interest income		$8,566			$8,611
Net interest spread (4)			3.82%			4.27%
Net interest margin (5)		4.10%			4.69%

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

The formula component uses the actual net loss/recovery history, by loan type, the Company has incurred for the past eight quarters ended on September 30, 2010 on average loans outstanding over the same period. This component is then adjusted to reflect additional external risk factors not addressed by historical loss experience. These factors include the evaluation of existing economic and business conditions affecting the key lending areas of the Company and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectability of the loan portfolio. Senior management reviews these conditions quarterly. Management’s evaluation of the loss related to each of these conditions is quantified and reflected in the formula component. The evaluations of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty due to the subjective nature of such evaluations and because they are not identified with specific problem credits.  An additional qualitative factor was included in the allowance calculation for any non-homogenous classified loans that were not paid current (defined as less than 30 days past due) at September 30, 2010, and which had a loan to value of more than 50.00%.

Actual losses may vary significantly from the estimated amounts. The Company’s methodology permits adjustments to the allowance in the event that, in management’s judgment, significant factors which affect the collectability of the loan portfolio as of the evaluation date have changed.

Management believes the allowance for loan losses is the best estimate of probable losses which have been incurred as of September 30, 2010. There is no assurance that the Company will not be required to make future adjustments to the allowance in response to changing economic conditions, particularly in the Company’s service area, since the majority of the Company’s loans are collateralized by real estate. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments at the time of their examinations.

The allowance for loan losses as of September 30, 2010, was $3.8 million or 1.86% of total loans outstanding, compared with 1.70% of total loans outstanding as of December 31, 2009.

As of September 30, 2010, loans totaling $12.0 million were classified as impaired, of which $7.0 million were classified as TDRs.  Of the Company’s nonperforming assets, 90.22% are secured by real estate collateral, which management believes mitigates the Company’s exposure to losses as compared to those loans that are unsecured or collateralized with other types of assets.  All impaired loans are evaluated individually for inherent losses for which an allowance will be recorded.  If collateral and other factors support full repayment, or if a direct write-down of the loan balance has been recorded, the allowance is adjusted accordingly.

M&F BANCORP, INC.
Consumer real estate mortgage loans comprised 19.24% of the total loans outstanding at September 30, 2010.  The Company’s history of realized losses in consumer real estate mortgages as compared to the average consumer real estate mortgages outstanding from October 1, 2008 through September 30, 2010 is 36 bp.   As of September 30, 2010, 41.07% of the total loans outstanding were to faith-based and non-profit organizations, in which the Company has specialized lending experience. The faith based and non-profit loans are classified as commercial, commercial real estate, and real estate construction.  The Company’s history of realized losses during October 1, 2008 through September 30, 2010 is 8 bp when compared to the average loans outstanding in this unique market.

For additional information regarding the allowances for loan losses for the quarter ended September 30, 2010 see Note 4 to the Consolidated Financial Statements.

Nonperforming Assets

The ratio of nonperforming assets to total assets is one indicator of the exposure to credit risk. Nonperforming assets of the Company consist of non-accrual loans 90 days or more past due and foreclosed assets, which have been acquired as a result of foreclosure or deed-in-lieu-of foreclosure.  All foreclosed assets are recorded at the estimated realizable value, a Fair Market Value estimate.

Non-accrual loans increased from $9.0 million as of December 31, 2009 to $11.0 million as of September 30, 2010.  Management continues to monitor all non-accrual loan relationships to identify any improvements or deterioration in borrowers’ cash flow and to maintain the value of any underlying collateral. In addition, significant loans in non-accrual status or in excess of 90 days delinquent for a period of one year or more are required to have a new appraisal performed to reevaluate the underlying collateral.

Management considers the allowance for loan losses of $3.8 million as of September 30, 2010 to be sufficient to cover the probable loan losses inherent in its loan portfolio.

For additional information regarding nonperforming assets as of September 30, 2010 and 2009, see Note 4 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 30.08% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $11.6 million in available borrowing capacity from the FHLB of Atlanta at September 30, 2010, and Fed Funds accommodations of $12.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.8 million outstanding from the FHLB as of September 30, 2010. The maximum outstanding balance from FHLB at any time during the second quarter of 2010 was $0.8 million.  The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the CDARS program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  All of the Bank’s CDARS® brokered deposits are reciprocal, relationship-based deposits.  There are several large depositors in the CDARs program, and the largest depositor committed to renew $20 million in deposits for another twelve months.  In the management’s opinion, the large depositors have stable and long term relationships with the Bank.

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

The September 30, 2010 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	September 30, 2010
			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$36,671	17.82%	$16,462	8.00%	$20,578	10.00%
The Bank	33,552	16.35	16,422	8.00	20,527	10.00

Tier 1 (to risk weighted assets)
The Company	$34,085	16.56%	$8,231	4.00%	$12,347	6.00%
The Bank	30,972	15.09	8,211	4.00	12,316	6.00

Tier 1 (to Average total assets)
The Company	$34,085	11.65%	$11,704	4.00%	$14,630	5.00%
The Bank	30,972	10.64	11,643	4.00	14,554	5.00

	December 31, 2009
			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
The Company	$36,871	15.58%	$18,934	8.00%	$23,667	10.00%
The Bank	33,257	14.11	18,854	8.00	23,568	10.00

Tier 1 (to risk weighted assets)
The Company	$33,908	14.33%	$9,467	4.00%	$14,200	6.00%
The Bank	30,306	12.86	9,427	4.00	14,141	6.00

Tier 1 (to Average total assets)
The Company	$33,908	13.00%	$10,435	4.00%	$13,044	5.00%
The Bank	30,306	11.30	10,727	4.00	13,409	5.00

M&F BANCORP, INC.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T — Controls and Procedures

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

M&F BANCORP, INC.

Item 6 – Exhibits

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

Exhibit 3(i)(d) Exhibit 3(i)(e)
Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.
Exhibit 4(ii) Exhibit 4(iii) Exhibit 10(i)
Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series A, incorporated by reference to Exhibit 4.3 to the Form 8-K filed with the SEC on June 26, 2009.  Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 23, 2010.

Letter Agreement and exhibits, dated August 20, 2010 between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.
Date:	November 16, 2010	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Date:	November 16, 2010	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer

M&F BANCORP, INC.

EXHIBIT INDEX

Exhibit 31(i)	Certification of Kim D. Saunders.
Exhibit 31(ii)	Certification of Lyn Hittle.
Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.