Form 10-K
period 2010-12-31
M&F BANCORP INC /NC/
filed 2011-03-29
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 027307

(Exact name of registrant as specified in charter)

North Carolina
(State or Other Jurisdiction of Incorporation or Organization)	56-1980549
(I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd. Durham, North Carolina	27707-2800
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check here if a smaller reporting Company)	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock as of June 30, 2010, held by those persons deemed by the registrant to be non-affiliates was approximately $4,118,580. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

As of March 25, 2011, there were 2,031,337 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2011	Part III

M&F BANCORP, INC. AND SUBSIDIARY

Annual Report on Form 10-K for the Year Ended December 31, 2010

M&F BANCORP, INC. AND SUBSIDIARY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

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

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 13. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

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

As of December 31, 2010, the Company had assets of approximately $312.3 million, with gross loans of approximately $201.8 million and deposits of approximately $269.7 million. The Company’s corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800. In addition to its corporate office, the Company has seven branch offices in NC: two in Durham, two in Raleigh, one in Charlotte, one in Winston-Salem, and one in Greensboro.

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

The Bank is a community bank engaged in the general banking business in Wake, Durham, Guilford, Forsyth, and Mecklenburg Counties and the surrounding areas. Both the Company and the Bank are designated by the United States Department of the Treasury (the “Treasury”) as Community Development Financial Institution (“CDFI”). As defined by the Treasury, a CDFI is a community-based organization that provides credit, financial services, and other related services in low-income urban and rural communities across America. These organizations have a common mission of working toward revitalizing economically depressed communities or communities underserved by mainstream financial institutions and improving the quality of life of those who live and work in these communities. CDFIs operate in communities for the benefit of people who live in them. In turn, CDFIs provide financing to residents who want to buy their first home, individuals who may want to start their own business and owners of existing businesses who would like to expand their businesses (helping to create new jobs). In addition, CDFIs work with individuals on improving their credit ratings or helping them to create monthly budgets.

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

Despite the strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 104-year legacy, strong local identity and affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purpose enterprises, and individuals. The Bank offers customers modern, high-tech banking without compromising community values

M&F BANCORP, INC. AND SUBSIDIARY

such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2010, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank’s market share of the total deposits in Durham, NC was approximately 2.62%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Company’s operations. However, the Company does serve a specialized niche market (faith-based organizations and not-for-profits), the loss of which could have a material adverse effect on the Company’s operations.

EMPLOYEES

As of December 31, 2010, the Company and the Bank had 81 employees, including 71 full-time equivalent employees. No employees are represented by a collective bargaining unit or agreement. Management considers relations with employees to be good.

EXECUTIVE OFFICERS

Name	Age	Position with Company
Kim D. Saunders	50	President/Chief Executive Officer

Lyn Hittle	57	Senior Vice President/Chief Financial Officer/Director of Human Resources

Kim D. Saunders serves as President and Chief Executive Officer for the Company and the Bank, overseeing the day-to-day operations of the Bank. Ms. Saunders joined the Company in 2007. She previously served as President and Chief Executive Officer of Consolidated Bank and Trust Company from 2003 to 2007. Lyn Hittle serves as Senior Vice President, Chief Financial Officer and Director of Human Resources (“HR”) for the Company and the Bank, overseeing the financial operations and HR function of the Company and the Bank. Ms. Hittle joined the Company in 2008, before which she was the Chief Accounting Officer of Capital Bank in Raleigh, NC from 2007 to 2008, Vice President Finance/Controller for Eos Airlines from 2006 to 2007, and Chief Financial Officer for Harrington Bank in Chapel Hill, NC from 2001 to 2005.

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

M&F BANCORP, INC. AND SUBSIDIARY

Insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance fund because of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding Company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

Monetary Policy and Economic Controls

The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve, whose actions directly affect the money supply, which, in turn, affects banks’ lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

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

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the “GLB Act”) dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority presents the Company with new challenges, as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

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

M&F BANCORP, INC. AND SUBSIDIARY

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because Sarbanes-Oxley, for the most part, applies equally to larger and smaller public companies, the Company will be presented with additional challenges as a smaller financial institution seeking to compete with larger financial institutions in its market. In accordance with the requirements of Section 404(a), management’s report on internal control is included herein as Item 9A. The Dodd-Frank Act permanently exempted smaller companies, such as the Company, from the requirements under Section 404(b) for auditor attestation on internal controls.

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

Pursuant to delegated authority, the Federal Reserve Bank of Richmond (the “FRB”) has authority to approve certain activities of holding companies within its district, including the Company, provided the nature of the activity has been approved by the Federal Reserve.

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

The Federal Reserve may issue consent orders against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve regulates certain debt obligations, changes in control of bank holding companies, and capital requirements.

As a result of the Company’s ownership of the Bank, the Company is registered under the bank holding company laws of NC. Accordingly, the Company is also subject to supervision and regulation by the NC Commissioner of Banks (the “NCCOB”).

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and banks that are members of the Federal Reserve System. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings, and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable debt securities, a limited amount of other preferred stock, subordinated debt, and loan loss reserves.

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

As of December 31, 2010, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 16.93%, 18.19% and 11.77%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2009 were 14.33%, 15.58% and 13.00%, respectively. As of December 31, 2010, the Bank had a leverage ratio of 10.42%, a Tier 1 capital ratio of 15.59%, and a total risk-based capital ratio of 16.84%. Those same ratios as of December 31, 2009 were 11.30%, 12.86% and 14.11%, respectively.

M&F BANCORP, INC. AND SUBSIDIARY

In December 2009, the Basel Committee on Banking Supervision (the “BCBS”) released a comprehensive list of proposals for changes to capital, leverage, and liquidity requirements for banks (commonly referred to as “Basel III”). In December 2010, the oversight body of the Basel Committee published the final Basel III rules on capital, leverage, and liquidity.

Dividend and Repurchase Limitations. Under a Memorandum of Understanding (“MOU”) with the FRB executed in August 2010, the Company must obtain FRB approval prior to repurchasing or redeeming any shares of its stock, declaring or paying any dividends or taking dividends or any other form of payment representing a reduction in capital from the Bank.

Federal banking regulations applicable to all bank holding companies separately restrict the Company from repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless the Company (i) both before and after the redemption satisfies capital requirements for “well capitalized” state bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. In addition, as a bank holding company, the Company is required to adhere to the Federal Reserve’s Policy Statement on Payment of Cash Dividends, which generally requires bank holding companies to act as a source of strength and not place undue burden on subsidiary banks.

Under NC corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company’s total assets would be less than its liabilities. In general, the Company’s ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. For instance, NC commercial banks may only pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. In addition, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is defined in the applicable law and regulations). Further, under the terms of the MOU entered into by the FDIC, and the NCCOB in April 2010, the Bank may not declare dividends to the Company without prior approval from the FDIC and NCCOB.

Under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended, the Treasury implemented the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (the “CPP”) is a part. On June 26, 2009, the Company completed the issuance of 11,735 shares of $1,000 value Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) under the CPP.

On August 20, 2010, the Company exchanged the Series A Preferred Stock for an equal number of shares of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), also part of the TARP.

Participation in the CDCI places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

Bank Regulation

The Bank is subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and is supervised and examined by the NCCOB and the FDIC. The FDIC and the NCCOB regularly examine the operations of banks over which they exercise jurisdiction. They have the authority to approve or disapprove the establishment or closing of branches, mergers, consolidations and other similar corporate actions. They have authority to prevent the continuance or development of unsafe or unsound banking practices and other violations of law. The FDIC and the NCCOB regulate and monitor all areas of the operations of banks and their subsidiaries, including loans, mortgages, capital adequacy, loss reserves and compliance with the Community Reinvestment Act (“CRA”) as well as other laws and regulations. Interest and certain other charges collected and contracted for by banks are subject to state usury laws and certain federal laws concerning interest rates.

M&F BANCORP, INC. AND SUBSIDIARY

Federal Deposit Insurance. The Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage permanently increased from $100,000 to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts (“IOLTA”) within the definition of noninterest-bearing transaction accounts. This amendment will provide IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

The FDIC did not extend its Transaction Account Guarantee Program beyond its sunset date of December 31, 2010, which provided a full guarantee of certain Negotiable Order of Withdrawal accounts (“NOW accounts”). The FDIC insures NOW accounts up to the standard maximum deposit insurance amount as noted above.

FDIC-insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. The Bank requested and received an exemption from the prepayment of assessments.

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules, which would redefine the assessment base as “average consolidated total assets minus average tangible equity.” The new rate schedule and other revisions to the assessment rules will become effective April 1, 2011, and used to calculate the June 2011 assessments, which will be due in September 2011. Institutions, such as the Bank, with less than $1 billion in average total assets will share a more proportionate FDIC assessment under the new rules. We continue to assess the impact that these changes will have on our deposit insurance premiums in future periods.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, (“FDICIA”) the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under regulations established by the federal banking agencies, a “well capitalized” institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. As of December 31, 2010, the Bank was classified as “well capitalized.” The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies’ prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

Community Reinvestment and Consumer Protection Laws In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (the “CRA”). In addition, federal banking regulators, pursuant to the Gramm-Leach-Bliley Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank received an “outstanding” rating in its most recent CRA evaluation.

The Dodd-Frank Act created a new Bureau of Consumer Financial Protection (the “CFPB”) that will take over responsibility for the federal consumer financial protection laws. The CFPB is an independent bureau within the FRB that will have broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10 billion or more. The Dodd-Frank Act also gives the CFPB expanded data-collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. It is anticipated that certain of the CFPB’s rules will be indirectly applied to the Bank, through their adoption by the Bank’s regulators as “best practices.”

M&F BANCORP, INC. AND SUBSIDIARY

Amendments to Regulation E, which implement the Electronic Fund Transfer Act (the “EFTA”), involve changes to the way banks with assets in excess of $10 billion may charge overdraft fees by limiting their ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents to payment of overdraft fees for those transactions. Additional amendments to the EFTA include the “Durbin Act,” which mandates limiting debit card interchange fees that larger banks may charge merchants. Notwithstanding that these new laws do not apply directly to the Bank, it is anticipated that smaller financial institutions, such as the Bank, will come under competitive pressure to reduce their fees accordingly.

Bank Secrecy Act / Anti-Money Laundering Laws The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Other Safety and Soundness Regulations As required by FDICIA, the federal banking agencies’ prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution’s parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

The federal banking agencies also have adopted guidelines prescribing safety and soundness standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation and benefits. The federal regulatory agencies may take action against a financial institution that does not meet such standards.

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As a NC chartered, FDIC-insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC’s regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2010.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points) of the Bank’s total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the new activity-based stock ownership requirement. On December 31, 2010, the Bank was in compliance with this requirement.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

On June 26, 2009, the Company completed the issuance of 11,735 shares of Series A Preferred Stock under the CPP as a part of the TARP.

On February 3, 2010, the Obama Administration announced final terms for a new TARP program designed for CDFIs. Under the CDCI, eligible CDFIs currently participating in the CPP would be permitted to exchange the preferred stock issued under the CPP for preferred stock to be issued under the CDCI. Under the CDCI program, an initial dividend rate of 2% would apply for a period of eight years, as opposed to the original CPP terms of 5% for five years, thereafter moving to 9%.

On August 20, 2010, the Company completed an exchange of the Series A Preferred Stock for an equal amount of Series B Preferred Stock, under the CDCI.

Executive Compensation. The EESA, as amended by the American Recovery and Reinvestment Act (“ARRA”), which was signed into law on February 17, 2009, introduced extensive restrictions on executive compensation arrangements of financial institutions participating in TARP programs, including the CPP and the CDCI. On June 15, 2009, the Treasury published the Interim Final Rules in the Federal Register, which further supplement these executive compensation restrictions.

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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”).

The SAFE Act was enacted to enhance consumer protection and reduce fraud by setting minimum standards for the licensing and registration of mortgage loan originators. The Act requires mortgage loan originators employed by federally insured depository institutions or their subsidiaries to register with the Nationwide Mortgage Licensing System and Registry and to maintain current registration in that system. Financial institutions are required by the SAFE Act to maintain adequate policies and practices which will ensure that all employees acting in the capacity of mortgage loan originators register in the Nationwide Mortgage Licensing System and update their registration annually during the annual renewal period in November and December of each year.

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

Under Chapter 53 of the NC General Statutes, if the capital stock of a NC commercial bank is impaired by losses or otherwise, the NCCOB is authorized to require payment of the deficiency by assessment upon the bank’s stockholders.

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

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses, which would reduce our earnings.

Until conditions improve, we expect our business, financial condition and results of operations to continue to be adversely affected.

Financial reform legislation recently enacted by Congress will result in new laws and regulations that are expected to increase our costs of operations. Congress recently enacted the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, effective one year after the date of enactment, is a provision that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

M&F BANCORP, INC. AND SUBSIDIARY

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

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

Increases in FDIC insurance premiums may adversely affect the Company’s net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. Deposit accounts are permanently insured up to $250,000 per customer and noninterest-bearing transactional accounts are currently fully insured (unlimited coverage). These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company’s earnings and financial condition.

M&F BANCORP, INC. AND SUBSIDIARY

On November 9, 2010, the FDIC published a rulemaking proposal under the Dodd-Frank Act that would alter the way an institution’s assessment base is calculated. Under the proposal, an institution’s assessment base will be its average consolidated total assets less its average tangible equity. In addition, certain current rate adjustments will be modified or eliminated, and a new rate adjustment will be established. The proposal will not become effective before the second quarter of 2011.

Additional requirements under our regulatory framework, especially those imposed under Dodd-Frank, ARRA, EESA or other legislation or regulations intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the passage of the Dodd-Frank Act, implementation of ARRA, EESA, the TLGP and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

Our participation in the CDCI imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets. On August 20, 2010, the Company issued 11,735 shares of Series B Preferred Stock pursuant to the CDCI, a TARP program. Participation in the CDCI places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. The holders of these shares of Series B Preferred Stock also have certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full. In addition, unless we are able to redeem the Series B Preferred Stock during the first eight years, the dividends on this capital will increase substantially at that point, from 2% to 9%, and no further common stock dividends will be allowed until the preferred stock has been fully redeemed. Depending on market conditions at the time, this increase in preferred stock dividends could significantly impact our liquidity.

The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees. In the case of a company such as the Company that received TARP funds, the ARRA, and subsequent regulations issued by Treasury, contain restrictions on bonus and other incentive compensation payable to the company’s senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. If this were to occur, our businesses and results of operations could be adversely affected.

The Company is subject to extensive governmental regulation, which could have an adverse impact on our operations. The banking industry is extensively regulated and supervised under both federal and state law. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company’s operations. The Company is subject to supervision and periodic examination by the Federal Reserve and the NCCOB. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the NCCOB. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in the Company, by restricting the Company’s activities, such as: the Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Given the recent disruption in the financial markets and regulatory initiatives that have been proposed by the Obama administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. In addition, participation in additional programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect:

•	The payment of dividends to shareholders;

•	Possible transactions with or acquisitions by other institutions;

•	Desired investments;

•	Loans and interest rates;

•	The level of its allowance for loan losses;

•	Higher capital requirements;

•	Interest rates paid on deposits;

•	The possible expansion of branch offices; and

•	The ability to provide other services.

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

The Company relies on dividends from the Bank for most of its revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Company’s common and preferred stock. Current the regulators have restricted the Bank from up-streaming dividends to the Company without prior approval by the FDIC, NCCOB and the FRB, which is discussed in greater detail under Item 1. “Business—Supervision and Regulation” of this Annual Report on Form 10-K. Absent the current MOUs, various federal and/or state laws, regulations, and agreements, limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company’s common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1 “Business — Supervision and Regulation.”

The Bank may have higher loan losses than the Bank’s allowance for loan losses. The Bank maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense that represents management’s best estimate of inherent risks of loss, as well as probable losses that will be incurred within the existing portfolio of loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific loan risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current loan risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for loan losses. Repayment of commercial loans is generally considered more subject to market risk than residential mortgage loans. Bank regulatory agencies periodically review the Bank’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Bank will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See Provision and Allowance for Loan Losses in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank’s process for determining the appropriate level of the allowance for loan losses.

Our commercial real estate lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy involves making loans secured by commercial real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2010, our real estate secured commercial and faith based loans totaled $137.0 million, which represented 67.99% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one to four family residential mortgage loans. Payments on loans secured by these properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. In addition, many economists believe that deterioration in income producing commercial real estate is likely to worsen as vacancy rates continue to rise and absorption rates of existing square footage continue to decline. In our niche market, faith-based and non-profit, payments on loans are dependent on voluntary contributions, which may be adversely affected during high unemployment periods, such as the economic conditions since late 2008. Because of the current general economic slowdown, these loans represent higher risk, could result in an increase in our total net-charge offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations. For the year ended December 31, 2010, we had net charge-offs of $0.2 million, a decrease of $1.1 million when compared to the $1.3 million net charge-offs for the year ended December 31, 2009. While we seek to minimize loan loss risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

M&F BANCORP, INC. AND SUBSIDIARY

Our faith-based and non-profit lending may expose us to a greater risk of loss and adversely impact our earnings and profitability. Our niche market is faith-based and non-profit lending. This specialization has historically experienced minimal losses, however, when unemployment is high, individuals may be unable to donate to support the missions of these organizations. In addition, many of the real estate secured properties are deemed to be special purpose structures that may not be conducive to other types of commercial activities, were foreclosure or sale necessary to enable principal and interest repayment. The Company has experienced recent deterioration in the credit quality of many of the loans in this niche market, and while we seek to minimize these risks in a variety of ways, there may be no assurance that these measures will protect against loan losses. At December 31, 2010, our loans secured by faith-based and non-profit entities totaled $91.4 million, which totaled 45.33% of total loans as compared to $82.0 million, which totaled 39.02% of total loans at December 31, 2009. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one to four family residential loans.

The Company’s growth strategy may not be successful. As a strategy, the Company seeks to increase the size of its franchise by pursuing business development opportunities, which include expanding deposit relationships, lending activity, and possible strategic expansion and/or acquisitions in new or existing markets. The Company can provide no assurance that it will be successful in increasing the volume of the Company’s loans and deposits at acceptable risk levels and upon acceptable terms, expanding its asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any expansion will be profitable or that the Company will be able to sustain its growth, either through internal growth or through successful expansions of its banking markets, that regulatory approval would be forthcoming for such growth, or that the Company will be able to maintain capital sufficient to support its continued growth.

The Bank is subject to interest rate risk. The Bank’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of the Bank’s financial assets and liabilities, and (iii) the average duration of certain of the Bank’s interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank’s net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank’s risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of the Bank’s ability to continue to maintain a consistent, positive spread between the interest earned on the Bank’s earning assets and the interest paid on the Bank’s interest-bearing liabilities. See Asset/Liability Management in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

If our investment in the common stock of the FHLB of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders’ equity could decrease. We own common stock of the FHLB of Atlanta. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Atlanta’s advance program. The aggregate cost and fair value of our FHLB of Atlanta common stock as of December 31, 2010 was $0.9 million based on its par value. There is no market for our FHLB of Atlanta common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of an FHLB, including the FHLB of Atlanta, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB of Atlanta common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the after-tax amount of the impairment charge.

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

M&F BANCORP, INC. AND SUBSIDIARY

The Company’s operating results and financial condition would likely suffer if there is continued deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Raleigh, Durham, Winston-Salem, Greensboro, and Charlotte areas of NC. Because the Bank’s lending and deposit-gathering activities are concentrated in these markets, the Bank will be affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank’s financial condition and results of operations. Even though the Bank’s customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank’s growth rate, affect the ability of the Bank’s customers to repay their loans and generally affect the Company’s financial condition and results of operations. A significant further decline in general economic conditions in the Bank’s market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank’s control, would also impact these local economic conditions and could have an adverse affect on the Company’s financial condition and results of operations.

The Company is subject to security and operational risks related to the technology the Company uses that could result in a loss of customers, increased costs and other damages which could be material. The Company depends on data processing, software, and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure, interruptions, or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and servicing or loan origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank’s reputation, subject the Bank to additional regulatory scrutiny or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations and financial condition.

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

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers, and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

M&F BANCORP, INC. AND SUBSIDIARY

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on Certificate of Deposit Account Registry Service® (“CDARS®”) reciprocal deposits, FHLB advances, and other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically, the financial services industry, or the economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. Our accounting policies are fundamental to understanding our financial results and condition. Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions.

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

Our stock price can be volatile. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	Actual or anticipated variations in quarterly results of operations;

•	Operating results and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends, concerns, and other issues in the financial services industry;

•	Perceptions in the marketplace regarding us and/or our competitors;

•	New technology used or services offered by competitors;

•	Significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	Changes in government regulations; and

•

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could cause our stock price to decrease regardless of operating results.

M&F BANCORP, INC. AND SUBSIDIARY

Unpredictable catastrophic events could have a material adverse effect on the Company. The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires, and other catastrophes could adversely affect the Company’s consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt its operations or the ability or willingness of its customers to access the financial services offered by the Bank. The incidence and severity of catastrophes are inherently unpredictable. Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company’s earnings, cause volatility in its financial results for any fiscal quarter or year, and have a material adverse effect on the Company’s financial condition and/or results of operations.

The Company’s trading volume is low compared with larger national and regional banks. The Company’s common stock is quoted on the Over The Counter Bulletin Board. The trading volume of the Company’s common stock is low when compared with more seasoned companies listed on the NASDAQ, the NYSE, other consolidated reporting systems, or stock exchanges. Thus, the market in the Company’s common stock is limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.

The Company has issued preferred stock, which ranks senior to our common stock. The Company has issued 11,735 shares of Series B Preferred Stock. This Series B Preferred Stock ranks senior to shares of our common stock. As a result, the Company must make dividend payments on the preferred stock before any dividends may be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the preferred stock must be satisfied before any distributions can be made on the common stock. If the Company does not remain current in the payment of dividends on the Series B Preferred Stock, no dividends may be paid on the common stock.

Our preferred stock reduces net income available to holders of our common stock and earnings per common share. The dividends declared on our preferred stock reduce any net income available to holders of common stock and our earnings per common share. The preferred stock will receive preferential treatment in the event of sale, merger, liquidation, dissolution or winding up of our company.

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

The Company’s common stock is not FDIC insured. The Company’s common stock is not a savings or deposit account or other obligation of any bank, is not insured by the FDIC or any other governmental agency, and is subject to investment risk, including the possible loss of principal. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any other company. As a result, holders of the Company’s common stock may lose some or all of their investment.

The Bank has credit risks with some of its deposits. The Bank holds deposits that exceed the FDIC federally insured balance at certain financial institutions. The Bank may lose all uninsured balances if one of the correspondent banks fails without warning. As of December 31, 2010, the Bank has deposits with one correspondent institution that exceed the federally insured limit by $0.6 million.

Consumer protection initiatives related to the foreclosure process could affect our remedies as a creditor. Consumer protection initiatives proposed related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our loan losses or increase our expense in pursuing our remedies as a creditor.

Item 1B. UNRESOLVED STAFF COMMENTS

None

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 2.	PROPERTIES

At December 31, 2010, the Company conducted its business from its corporate office in Durham, NC, and its seven branch offices in Durham, Raleigh, Charlotte, Greensboro and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank’s properties as of December 31, 2010. Rent expense incurred by the Bank under ongoing leases totaled approximately $46 thousand for the year ended December 31, 2009. Total rent expense for the year ended December 31, 2010 totaled $47 thousand, which included an off-site ATM.

Address	Services	Owned	Leased
2634 Durham Chapel Hill Blvd	Corporate Offices	✓
Durham, NC
116 West Parrish Street	Branch/ ATM		✓
Durham, NC
2705 Durham Chapel Hill Blvd	Branch/ ATM	✓
Durham, NC
13 East Hargett Street	Branch	✓
Raleigh, NC
1824 Rock Quarry Road	Branch/ ATM		✓
Raleigh, NC
101 Beatties Ford Road	Branch/ ATM	✓
Charlotte, NC
770 Martin Luther King Drive	Branch/ ATM	✓
Winston Salem, NC
100 South Murrow Blvd	Branch/ ATM	✓
Greensboro, NC

Management considers all of these properties to be in good condition and adequately covered by insurance. Additional information about the Company’s property is set forth in Notes 7 and 9 to the Consolidated Financial Statements, included in Item 8 herein.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company’s fiscal year ended December 31, 2010.

ITEM 4. N/A

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “MFBP”.

As of March 15, 2011, there were 2,031,337 shares of the Company’s common stock outstanding, held by approximately 990 stockholders of record (not including persons or entities whose stock is held in nominee or ‘street’ name through various brokerage firms or banks). The following table shows the high and low sale price of the Company’s common stock for the previous eight quarters, as well as the per share amount of cash dividends paid per share for the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

M&F BANCORP, INC. AND SUBSIDIARY

2010 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$2.30	$4.25	$3.26	$3.30
Low	1.50	2.30	2.70	2.10
Cash dividends declared per share	0.0175	—	—	0.0825

2009 Price Range
High	$5.20	$3.50	$2.84	$2.75
Low	1.75	1.50	2.22	1.55
Cash dividends declared per share	0.025	0.025	0.025	0.025

Dividends. See “Item 1. Description of Business – Supervision and Regulation – Dividend and Repurchase Limitations” above for regulatory and TARP restrictions, which limit the ability of the Company to pay dividends.

Dividend Policy. The Company’s stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During fiscal year 2010, the Company declared and paid to its stockholders dividends totaling $0.10 per share (see chart above for declared quarterly dividends). Subject to the regulatory and TARP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company may continue to pay stockholders in the form of annual cash dividends, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Company’s status as a “well capitalized” institution under applicable banking laws and regulations, and the regulators are in agreement thereof. In 2010, the dividends awarded to stockholders accounted for 83.0% of fully diluted earnings per share available to common shareholders.

Recent Sales of Unregistered Securities. Except for the sale of preferred stock to the Treasury in 2009 and the exchange thereof in 2010, the Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock in 2010.

Equity Compensation Plan. The Company’s stock option plan, and all options granted thereunder, expired as of or before December 31, 2009.

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company, including balance sheets and operational data as of and for the years ended December 31, 2010, 2009, and 2008, portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report. The comparability of financial data for these periods has been impacted by the acquisition of Mutual Community Savings Bank, Inc., SSB (“MCSB”) in March, 2008.

	As of and for the Years Ended December 31,
(Dollars in thousands)	2010	2009	2008
Selected Balance Sheet Data
Cash and due from banks	$74,575	$30,313	$13,776
Securities	20,627	17,699	32,503
Gross loans	201,771	210,111	208,411
Allowance for loan losses	(3,851)	(3,564)	(2,962)
Total Assets	312,345	274,381	271,618
Deposits	269,684	224,807	216,567
Borrowings	745	7,766	25,046
Stockholders’ equity	36,410	36,555	24,319

(Dollars in thousands)
Summary of Operations
Interest income	$13,108	$14,164	$14,651
Interest expense	2,063	2,924	4,503
Net interest income	11,045	11,240	10,148
Provision for loan losses	520	1,853	823
Net interest income after provision for loan losses	10,525	9,387	9,325
Other operating income	2,222	2,620	2,366
Other operating expense	11,844	11,250	13,327
Pre-tax net income (loss) before extraordinary gain	903	757	(1,636)
Income tax expense (benefit) before extraordinary gain	89	97	(825)
Extraordinary gain	—	—	1,712
Net income	814	660	901
Preferred dividends	475	302	—
Net income available to common stockholders	$339	$358	$901

Per Share Data (1)
Before extraordinary gain:
Net income (loss)-basic and diluted	$0.17	$0.18	$(0.42)
After extraordinary gain:
Net income-basic and diluted	$0.17	$0.18	$0.46
Dividends	0.10	0.10	0.20
Book value per share of common stock (2)	12.15	12.22	11.97
Average common shares outstanding	2,031,337	2,031,337	1,948,220

Selected Ratios
Before extraordinary gain:
Return (loss) on average assets	0.28%	0.25%	(0.32)%
Return (loss) on average stockholders’ equity	2.21	2.13	(3.24)
After extraordinary gain:
Return on average assets	0.28%	0.25%	0.35%
Return on average stockholders’ equity	2.21	2.13	3.59

Dividend payout ratio	58.82%	55.56%	43.48%
Average stockholders’ equity to average total assets	12.63	11.71	9.77
Net interest margin (3)	4.09	4.61	4.44

(1)	available to common stockholders
(2)	stockholders equity reduced for aggregate liquididation preference of preferred stock
(3)	on a tax equivalent basis (“TE”)

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations, financial condition, liquidity, and capital resources than may be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in forward-looking statements as a result of various factors. See Item 1A “Risk Factors” and the cautionary statement on page 2 of this Annual Report on Form 10-K, entitled “Forward-looking Statements.”

OVERVIEW

The Bank is a full-service NC state-chartered bank conducting business in the five largest urban areas of NC: Raleigh, the State’s capitol, Durham, Winston-Salem, Greensboro, and Charlotte. Beginning in 2007, the Bank celebrated the 100th anniversary of its founding in 1907 and the opening of its first branch in 1908 on Parrish Street in Durham where the Bank continues to operate a branch. In 1999, the Company was created as a bank holding company. As of December 31, 2010, the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

On March 28, 2008, the Company completed the acquisition of MCSB, which had opened its original operation in a teller window of the Bank 84 years previously.

The Bank’s business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial real estate, secured and unsecured commercial and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank’s profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When earnings from interest-earning assets approximate or exceed expenses for interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank’s profitability is affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of service charges, ATM fees, rental income, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, marketing, data processing, professional fees, telecommunication, FDIC insurance expense, expenses related to foreclosed properties from defaulted loans, and other non-interest expenses.

The Bank’s operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. The Bank’s costs of funds are influenced by interest rates on deposits and borrowing rates offered by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing, which in turn is affected by the prevailing interest rates, as well as the borrower’s credit and risk profiles established under the Bank’s lending policies.

EXECUTIVE SUMMARY

Impact of Recent Developments on the Banking Industry

Congress enacted the Dodd-Frank Act on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, and the financial condition and operations of banks and bank holding companies, including the Bank. Management is currently evaluating the impact of the Dodd-Frank Act; however, uncertainty remains as to its operational impact, which could have a material adverse impact on the Company’s and the Bank’s business, results of operations and financial condition. Many of the provisions of the Dodd-Frank Act are focused on financial institutions that are significantly larger than the Company and the Bank. As rules and regulations are promulgated by the agencies responsible for implementing and enforcing the Dodd-Frank Act, the Company and the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

M&F BANCORP, INC. AND SUBSIDIARY

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Although the Bank remains profitable, it has not been immune to the impact of the current recession or the increased focus of banking regulators upon capital and liquidity levels.

As discussed in more detail below, the following is a brief summary of the Company’s significant results for the year ended December 31, 2010.

•

Net income before preferred stock dividends was $0.8 million for the year ended December 31, 2010 and $0.7 million for the year ended December 31, 2009. For the year ended December 31, 2010, net income available to common stockholders was $0.3 million, or $0.17 per common share. For the year ended December 31, 2009, net income available to common stockholders was $0.4 million, or $0.18 per common share. The difference in earnings per share of common stock is attributable to a full year of Preferred Stock dividends in 2010, versus one-half year of Preferred Stock dividends in 2009, partially offset by the decrease in the Preferred Stock dividend rate from 5% to 2% effective with the exchange of the Series A Preferred for the Series B Preferred on August 20, 2010.

•

Interest income on loans decreased by $0.8 million or 6.05% while interest income on investments and cash decreased $0.3 million resulting in total interest income being $1.1 million less in the year ended December 31, 2010 compared to the year ended December 31, 2009. Average loans outstanding for the year ended December 31, 2010 decreased $4.0 million from the 2009 level, and the rate for average loan interest earned decreased 21 basis points (“bp”) during 2010 compared to 2009.

•

Interest expense on deposits decreased $0.8 million and interest expense on borrowings decreased 0.1 million, resulting in total interest expense being $0.9 million less in the year ended December 31, 2010 compared to the year ended December 31, 2009. Average interest-bearing deposits outstanding in 2010 increased $22.8 million during 2010 from the level in 2009; however, the average cost of those deposits decreased 57 bp in 2010 compared to the 2009 level. Average borrowings in 2010 decreased $7.5 million in 2010 compared to the 2009 level, and the cost of those borrowings decreased 45 bp during the comparable periods.

•

Net interest income, due to the above factors, decreased $0.2 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The net interest margin, on a tax equivalent basis for the year ended December 31, 2010 was 4.09% compared to 4.66%, a decrease of 57 bp.

•

As economic conditions began to improve, and unemployment moderated, fewer of the Company’s borrowers have failed to meet their obligations’ repayment, and average loans outstanding decreased. The ending balance of the Allowance for Loan Losses increased in 2010 to 1.91% of loans outstanding as of December 31, 2010 compared to 1.70% of total loans outstanding as of December 31, 2009. While the coverage increased during 2010, the decrease in average loans outstanding and lower incurred losses for business borrowers, have resulted in management’s estimate of a lower provision expense required to cover the estimated inherent losses in the loan portfolio. As a direct result, the provision for loan losses has decreased by $1.3 million to $0.5 million for the year ended December 31, 2010, compared to $1.9 million for the year ended December 31, 2009.

•	Noninterest income decreased $0.4 million in 2010 over 2009, mainly due to the sale in 2009 of a closed branch and land owned by the Bank.

•

Noninterest expenses increased $0.6 million in 2010 over 2009 largely driven by a decrease in Other Real Estate Owned (“OREO”) property values in 2010, an increase in FDIC insurance expense of $0.2 million, and an increase in miscellaneous expense of $0.2 million, and information technology expense of $0.1 million, partially offset by decreases in employee compensation and benefits of $0.4 million, occupancy expense of $0.2 million, and delivery expense of $0.1 million.

•	Preferred stock dividends in 2010 were $0.5 million, compared to $0.3 million in 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the allowance for loan losses, investment values, income taxes, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

M&F BANCORP, INC. AND SUBSIDIARY

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

•

Allowance for Loan Losses – The Bank records an estimated allowance for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Bank’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

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

•

Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•

Foreclosed Assets- Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

•

Fair Value Estimates—Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, and investments related to deferred compensation arrangements.

M&F BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

•

Net income before preferred stock dividends was $0.8 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. Net income available to common stockholders for the year ended December 31, 2010 was $0.3 million or $0.17 per share. Net income available to common stockholders for the year ended December 31, 2009 was $0.4 million or $0.18 per share.

•	Net operating income before income taxes for the years ended December 31, 2010 and 2009 were $0.9 million and $0.8 million respectively.

•	Net interest margin decreased from 4.66% for the year ended December 31, 2009 to 4.09% for the year ended December 31, 2010 due to:

•

Average loans outstanding decreased $4.0 million in 2010 over 2009, resulting in $0.2 million less interest income combined with the decrease of $0.6 million attributable to the average rate decrease from 6.21% in 2009 to 5.94% in 2010.

•

Average interest bearing deposits outstanding increased $22.8 million in 2010 over 2009, resulting in $0.2 million in additional interest expense, partially offset by the $1.0 million decrease in expense due to the decrease in the average rate paid for deposits from 1.59% in 2009 to 1.02% in 2010.

•

Average borrowings outstanding in 2010 decreased $7.5 million from the 2010 average balance, and the average rate paid on borrowings decreased from 0.81% in 2009 to 0.34% in 2010, reducing net interest margin $0.1 million in 2010 compared to 2009.

•	Noninterest income declined $0.4 million in 2010 from the level in 2009, predominantly due to the sale of bank owned property including a branch closed in 2009 and land adjacent to another branch.

•

Noninterest expense increased in 2010 by $0.6 million. A decrease in OREO appraisal values led to $0.5 million of the increase, increased FDIC insurance expense was $0.2 million, and information technology costs increased $0.1 million in 2010 compared to 2009. These increased expenses were partially offset by salaries and employee benefits which decreased $0.3 million in 2010 from 2009, mainly attributable to the reduction in headcount in 2009 when the Bank undertook closing two branches and a corresponding reduction in branch, operations, and administrative staff. Occupancy expense decreased $0.2 million in 2010 due to the branch closures, and delivery expense decreased $0.1 million due to the Bank changing courier services in 2010 when compared to 2009.

•	The above reductions in income were offset by a large decline in loan provision from $1.9 million to $0.5 million for the years ended December 31, 2009 and 2010, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.2 million, or 1.73%, from $11.2 million for the year ended December 31, 2009, to $11.0 million for the year ended December 31, 2010. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2010 were $274.3 million, up 11.06% compared to $247.0 million for the year ended December 31, 2009. On a fully TE basis, net interest margin was 4.09% and 4.66% for the years ended December 31, 2010 and 2009, respectively. The net interest spread decreased 42 bps to 3.82% for the year ended December 31, 2010, from 4.24% for the year ended December 31, 2009. The yield on average interest-earning assets was 4.84% and 5.80% for the years ended December 31, 2010 and 2009, respectively, a decrease of 96 bps, while the interest rate on average interest-bearing liabilities for those periods was 1.02% and 1.56%, respectively, a decrease of 54 bps due to the ongoing low interest rate environment.

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these deposits.

Interest income decreased 7.46% for the year ended December 31, 2010 to $13.1 million, from $14.2 million for the year ended December 31, 2009. The average balances of loans, which had overall yields of 5.94% for the year ended December 31, 2010 and 6.21% for the year ended December 31, 2009, respectively, decreased from $211.0 million for the year ended December 31, 2009 to $207.0 million for the year ended December 31, 2010. The average balance of investment securities decreased $5.4 million from $23.4 million for the year ended December 31, 2009 to $18.0 million for the year ended December 31, 2010. The TE yield on investment securities decreased from 5.55% for the year ended December 31, 2009 to 4.95% for the year ended December 31, 2010. The rate decreases have been driven by the economy and market conditions. The average balances of federal funds and other short-term investments increased from $12.6 million for the year ended December 31, 2009 to $49.3 million for the year ended December 31, 2010, and the average yield in this category decreased 4 bps from 0.24% to 0.20% over the same time period resulting from the decrease in short-term interest rates. The increase in federal funds sold and other short-term investments has resulted from the decrease in loans and the increase in deposits during 2010.

M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased 29.45% for the year ended December 31, 2010, to $2.1 million, from $2.9 million for the year ended December 31, 2009. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $179.2 million for the year ended December 31, 2009, to $202.0 million for the year ended December 31, 2010. The average rate paid on interest-bearing deposits decreased 57 bps from 1.59% for the year ended December 31, 2009 to 1.02% for the year ended December 31, 2010, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 0.81% for the year ended December 31, 2009 to 0.34% for the year ended December 31, 2010. The average borrowings outstanding decreased from $8.6 million for the year ended December 31, 2009 to $1.1 million for the year ended December 31, 2010. The interest expense on borrowed funds decreased by $66 thousand in 2010 from $70 thousand in 2009 to $4 thousand, reflecting lower rates and lower average balances. In early 2010, the Company repaid a short-term borrowing at the FHLB, and took advantage of the opportunity to pay off another long term borrowing without a prepayment penalty. Other than periodic testing of the Bank’s federal funds lines with correspondent banks, there was only one long term, small balance loan outstanding for the balance of 2010.

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

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

For the Years Ended December 31, 2010 and 2009

(Dollars in thousands)	2010			2009
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$207,011	$12,304	5.94%	$211,046	$12,983	6.15%
Taxable securities	10,837	415	3.83	13,387	623	4.65
Nontaxable securities(2)	7,142	292	6.65	9,996	415	6.76
Federal funds sold and other interest on short-term investments	49,323	97	0.20	12,570	30	0.24

Total interest earning assets	274,313	13,108	4.84%	246,999	14,051	5.75%
Cash and due from banks	2,046			2,115
Other assets	19,015			18,621
Allowance for loan losses	(3,762)			(3,188)

Total assets	$291,612			$264,547

Liabilities and Equity
Savings deposits	$50,494	$178	0.35%	$29,467	$59	0.20%
Interest-bearing demand deposits	27,805	97	0.35	46,682	345	0.74
Time deposits	123,677	1,784	1.44	103,032	2,450	2.38

Total interest-bearing deposits	201,976	2,059	1.02	179,181	2,854	1.59
Borrowed funds	1,099	4	0.36	8,602	70	0.81

Total interest-bearing liabilities	203,075	2,063	1.02%	187,783	2,924	1.56%
Non-interest-bearing deposits	46,304			39,811
Other liabilities	5,397			5,964

Total liabilities	254,776			233,558
Stockholders’ equity	36,836			30,989

Total liabilities and stockholders’ equity	$291,612			$264,547

Net interest income		$11,045			$11,127

Non-taxable securities		292			415
Tax equivalent adjustment (3)		183			260

Tax equivalent net interest income		$11,228			$11,387

Net interest spread (4)			3.82%			4.19%
Net interest margin (5)		4.09%			4.61%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate (“TE”) is computed using a blended federal and state tax rate of 38.55%
(3)	The TE adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average TE yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net TE interest income divided by average interest-earning assets.

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rate, which are changes in the average rate multiplied by the average volume for the previous period;

•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and

•	Total change, which is the sum of the previous columns.

M&F BANCORP, INC. AND SUBSIDIARY

Rate and Volume Variance Analysis

	For the Years Ended December 31, 2010 vs. 2009
(Dollars in thousands)	Rate	Volume	Total (1)
Interest income:
Loans receivable (2) (3)	$(439)	$(240)	$(679)
Taxable securities	(110)	(98)	(208)
Nontaxable securities	(6)	(117)	(123)
Federal funds sold	(5)	72	67

Total interest income	(560)	(383)	(943)
Interest expense:
Interest-bearing deposits	(1,027)	232	(795)
Borrowed funds	(39)	(27)	(66)

Total interest expense	(1,066)	205	(861)

Net interest income	$506	$(588)	$(82)

(1)	The changes in rates and volumes account for the total changes in interest income and interest expense.
(2)	The interest income that would have been reflected on non-accruing loans is excluded from this analysis.
(3)	Loan fees included in interest income earned on loans was $0.3 million for 2010 and 2009

Noninterest Income. Noninterest income decreased 15.19% to $2.2 million from $2.6 million for years ended December 31, 2010 and 2009, respectively. In the year ended December 31, 2009, the Bank sold two bank-owned facilities, a closed branch in Durham, NC and a parcel of land that was originally acquired with another branch, for a net gain on sale of $0.3 million, which accounted for the majority of the decrease in noninterest income in 2010. In 2009, the Bank realized an additional $0.1 million in gain on sale of securities and disposal of assets. The additional $0.2 million in realized gains improved other noninterest income in 2009.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 5.28% to $11.8 million for the year ended December 31, 2010 from $11.3 million for the year ended December 31, 2009. The largest impacts to noninterest expense were increases in OREO expense, FDIC insurance expense, and information technology expense.

Salary and employee benefits expenses for the years ended December 31, 2010 and 2009 were $5.2 million and $5.5 million, respectively. The full time equivalent employees increased from 74 as of December 31, 2009 to 77 as of December 31, 2010. The increase in staff during 2010 occurred in the second half of the year, mitigating the effect on overall salaries and wages expenses for 2010. Benefits decreased $0.1 million in 2010 compared to 2009, primarily due to decreased retirement benefit costs associated with the Company’s 401k and pension plans. The Company incurred $0.1 million in severance expenses in 2009 related to the reductions in workforce of the Bank’s employees associated with branch closures and corporate office staff reductions.

Occupancy expense decreased $0.2 million in the year ended December 31, 2010 from the same period in 2009. Depreciation and amortization expenses decreased $0.1 million to $0.4 million for the year ended December 31, 2010 from $0.5 million for the year ended December 31, 2009, primarily due to assets fully depreciating in 2009 and not being replaced. Building repairs and maintenance expense declined $0.1 million, following the 2009 branch closures. Real estate taxes, utilities, and other equipment expense decreased a combined total of $43 thousand in 2010.

Data processing and communications costs increased from $0.7 million in 2009 to $0.8 million in 2010, mainly due to increased core processing charges of $0.1 million associated with the increase in total assets.

Directors and advisory board fees were basically flat at $0.3 million for 2009 and 2010. Professional fees increased $38 thousand in 2010 above 2009. Consultant costs increased $0.1 million, temporary help decreased $35 thousand, legal fees remained flat, and audit costs decreased $0.1 million in 2010 from 2009 levels as the result of cost containment measures.

In 2010, FDIC insurance premiums increased $0.2 million due to an increase in our insurance rate and overall deposits.

M&F BANCORP, INC. AND SUBSIDIARY

Other expenses increased $0.2 million for the year ended December 31, 2010 from the year ended December 31, 2009. Increases in contributions, franchise tax, and appraisal fees led to the majority of the $0.2 million increase over prior year.

Provision for Income Taxes. The Company recorded an income tax expense of $0.1 million for the years ended December 31, 2010 and December 31, 2009. The overall effective rate decreased from a tax expense of 12.81% in 2009 to a tax expense of 9.86% in 2010.

ASSET QUALITY

Provision and Allowance for Loan Losses. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of December 31, 2010, the allowance for loan losses was $3.9 million compared to $3.6 million for the year ended December 31, 2009, an increase of $0.3 million, which represented approximately 1.91% and 1.70% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at December 31, 2010 were 4.07% of total assets compared to 2.13% at December 31, 2009. Nonperforming loans as percentage of total loans at the end of 2010 was 6.23% compared to 5.32% at December 31, 2009.

Of the non-accruing loans totaling $12.6 million at December 31, 2010, 90.6% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. Troubled debt restructurings (“TDRs”) in compliance with the modified terms totaled $3.19 million or 37.7% of total TDRs at December 31, 2010. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company currently uses this Federal banking regulators guidance.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type. The quantitative net loss history utilizes the prior two year period by loan type for the reserve. The quantitative loss experience by loan type is then applied against the unimpaired loan balances and homogenous impaired balances to determine the quantitative reserve. Under Accounting Standards Codification (“ASC”) Section 310 Receivables (“ASC 310”), the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure, and TDRs, are reviewed individually for impairment. The second piece of the calculation is based on qualitative factors, including (i) policy, underwriting, charge-off and collection (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio. The Company applies additional qualitative factors for classified loans including special mention, substandard, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

Management also considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs. In addition to a review of industry, geographic, and portfolio concentrations, including current developments within those segments, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures. The quantitative portion of the allowance for loan losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcome inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, regulatory requirements and other factors including industry trends, changes in underwriting standards, decline in the value of collateral for collateral dependent loans and existence of concentrations.

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due. Loans are charged-off, with Board approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except through foreclosure, have been exhausted. The Company continues its collection efforts subsequent to charge-off, which results in some recoveries each year.

For all classes of commercial loans, a quarterly evaluation of specific individual borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk. The allowance for loan and lease losses attributed to impaired loans considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan in default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral.

M&F BANCORP, INC. AND SUBSIDIARY

When a loan has been identified as being impaired, the allowance attributed considers all available evidence as appropriate, the probability that a specific loan will default, the expected exposure of a loan in default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized by creating or adjusting an existing allocation of the allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income maybe accrued or recognized on a cash basis.

In 2010 the provision for loan losses decreased to $0.5 million from the 2009 level of $1.9 million. In 2009, two TDR loans to one borrower were determined to be permanently impaired for $0.8 million, and the carrying values of the loans were decreased accordingly. In addition, the carrying values of loans to two other borrowers whose loans were not TDRs, were decreased a total of $0.4 million in 2009. These TDR and non-TDR principal write-downs contributed to the larger provision in 2009 versus that of 2010.

Loans net of deferred fees and costs at year end were as follows:

	As of December 31,
(Dollars in thousands)	2010	2009
Commercial	$9,148	$8,006
Commercial real estate:
Construction	1,187	1,162
Owner occupied	22,395	33,147
Other	24,265	27,029
Faith-based and non-profit
Construction	9,840	13,773
Owner occupied	79,490	65,566
Other	2,127	2,652
Residential real estate:
First mortgage	32,284	35,639
Multifamily	7,892	8,982
Home equity	5,123	5,539
Construction	2,243	2,052
Consumer	2,218	2,303
Other loans	3,559	4,261

Loans, net of deferred fees	201,771	210,111
Allowance for loan losses	(3,851)	(3,564)

Loans, net of allowance for losses	$197,920	$206,547

Activity in the allowance for loan losses was as follows:

	As of December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$3,564	$2,962
Provision for loan losses	520	1,853
Loans charged-off	(309)	(1,290)
Recoveries	76	39

Ending balance	$3,851	$3,564

M&F BANCORP, INC. AND SUBSIDIARY

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The following table presents the allowance for loan losses and the reported investment in loans net of deferred fees and costs by portfolio segment and based on impairment method as of December 31, 2010:

	December 31, 2010
		Commercial	Faith-	Residential
		Real	Based and	Real		Other
(Dollars in thousands)	Commercial	Estate	Non-Profit	Estate	Consumer	Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$118	$—	$—	$118
Collectively evaluated for impairment	651	651	1,289	927	105	107	3,730

Total ending allowance balance	$651	$651	$1,289	$1,045	$105	$107	$3,848

Loans:
Loans individually evaluated for impairment	$1,180	$5,730	$7,270	$1,272	$—	$—	$15,452
Loans collectively evaluated for impairment	7,968	42,117	84,187	46,270	2,218	3,559	186,319

Total ending loans balance	$9,148	$47,847	$91,457	$47,542	$2,218	$3,559	$201,771

The Company experienced $0.2 million in net loans charged-off for the year ended December 31, 2010 compared to $1.3 million in net loan charge-offs for the year ended December 31, 2009. Net loan charge-offs as a percent of average loan balances outstanding decreased from 0.59% for the year ended December 31, 2009 to 0.11% for the year ended December 31, 2010.

The unpaid principal balance for impaired loans, excluding troubled debt restructures were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Year-end loans with no allocated allowance for loan losses	$6,437	$1,605
Year-end loans with allocated allowance for loan losses	565	1,607

Total	$7,002	$3,212

Amount of the allowance for loan losses allocated	$109	$35

	December 31,
(Dollars in thousands)	2010	2009
Average of individually impaired loans during year	5,337	2,621

There was no interest income recognized while the loans were impaired.

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents loans individually evaluated for impairment, excluding TDRs by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,358	$1,355	$—
Other	65	65	—
Faith-based and non-profit:
Owner occupied	4,474	4,466	—
Residential real estate:
First mortgage	207	207	—
Multifamily	322	322	—
Home Equtiy	11	11	—

With an allowance recorded:
Residential real estate:
First mortgage	324	323	8
Multifamily	143	143	61
Home equity	98	98	40

Total	$7,002	$6,990	$109

The recorded investment in impaired loans is net of deferred fees and costs.

The amount and number of nonaccrual loans and loans past due 90 days still on accrual were as follows:

	December 31,
	2010		2009
(Dollars in thousands)	Amount	Number	Amount	Number
Loans past due over 90 days still on accrual	$3,743	5	$—	—
Nonaccrual loans	$12,572	53	$8,999	57

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The majority of the increase was due to one large loan put on non-accrual during the fourth quarter of 2010 for $3 million.

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of nonaccrual and loans past due over 90 days still on accrual as of December 31, 2010:

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Owner occupied	3,356	3	3,256	2
Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—

Total	$12,572	53	$3,743	5

The following table presents the aging of the recorded investment in loans as of December 31, 2010 by class of loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Commercial	$3	$17	$1,180	$1,200	$7,948	$9,148
Commercial real estate:
Construction	—	—	650	650	537	1,187
Owner occupied	54	70	1,640	1,764	20,631	22,395
Other	92	—	3,100	3,192	21,073	24,265
Faith-based and non-profit:
Construction	—	—	—	—	9,840	9,840
Owner occupied	703	721	6,557	7,981	71,509	79,490
Other	—	—	—	—	2,127	2,127
Residential real estate:
First mortgage	1,172	226	2,226	3,624	28,660	32,284
Multifamily	—	—	465	465	7,427	7,892
Home equity	625	—	109	734	4,389	5,123
Construction	—	—	—	—	2,243	2,243
Consumer	18	2	—	20	2,198	2,218
Other loans	—	—	—	—	3,559	3,559

Total	$2,667	$1,036	$15,927	$19,630	$182,141	$201,771

Troubled Debt Restructuring balances at 2010 and 2009:

The Company has allocated $9 thousand and $201 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009, respectively. The Company has not committed to lend additional amounts as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

M&F BANCORP, INC. AND SUBSIDIARY

Then unpaid principal balance of troubled debt restructures (“TDRs”) were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Year-end loans with no allocated allowance for loan losses	$8,333	$6,205
Year-end loans with allocated allowance for loan losses	49	773

Total	$8,464	$6,978

Amount of the allowance for loan losses allocated	$9	$201

	December 31,
(Dollars in thousands)	2010	2009
Average of TDR loans during year	7,335	6,770

The following table presents TDR loans by class of loans as of December 31, 2010:

(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—
Owner occupied	744	—	744	744	—
Other	3,034	—	3,034	3,034	—
Faith-based and non-profit:
Owner occupied	2,301	(103)	2,198	2,299	—
Residential real estate:
First mortgage	118	(6)	112	118

With an allowance recorded:
Residential real estate:
First mortgage	49	—	49	49	9

Total	$8,464	$(109)	$8,355	$8,462	$9

The recorded investment in TDR loans is net of deferred fees and costs.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for impairment by the loan’s classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

M&F BANCORP, INC. AND SUBSIDIARY

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial	$7,495	$234	$1,419	$—
Commercial real estate:
Construction	115	34	1,038	—
Owner occupied	17,312	1,759	3,324	—
Other	16,637	1,529	6,099	—
Faith-based and non-profit:
Construction	9,560	—	280	—
Owner occupied	59,893	2,940	16,657	—
Other	2,057	22	48	—
Residential real estate:
First mortgage	26,951	1,362	3,971	—
Multifamily	7,293	67	532	—
Home equity	4,544	73	506	—
Construction	2,243	—	—	—
Consumer	2,158	—	60	—
Other loans	437	—	3,122	—

Total	$156,695	$8,020	$37,056	$—

M&F BANCORP, INC. AND SUBSIDIARY

The provision for loan losses assigned to these ratings by portfolio class as of December 31, 2010 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial	$629	$19	$3	$—
Commercial real estate:
Construction	2		—	—
Owner occupied	312	23	33	—
Other	217	20	44	—
Faith-based and non-profit:
Construction	125	—	4	—
Owner occupied	933	40	157	—
Other	27	1	2	—
Residential real estate:
First mortgage	515	19	68	—
Multifamily	179	3	63	—
Home equity	120	2	46	—
Construction	30	—	—	—
Consumer	103	—	2	—
Other loans	66	—	41	—

Total	$3,258	$127	$463	$—

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a numeric credit risk rating to each loan at the time of origination and review loans on a regular basis.

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by the bank’s chief credit officer or the directors’ loan committee. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The credit risk ratings and methodology applied are reviewed annually by management and the board of directors.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s liabilities during 2010 and 2009 reflect organic growth resulting from internal business development activities. While gross loans decreased in 2010, versus 2009, the Bank continues to develop relationships and business in the commercial, faith-based and non-profit organizations in its footprint.

Total assets increased from $274.4 million as of December 31, 2009 to $312.3 million as of December 31, 2010. The largest component of asset growth was in cash and cash equivalents, which increased $44.3 million from December 31, 2009 to December 31, 2010. The increase in cash was funded by the increase of $44.9 million in total deposits. Gross loans decreased $8.3 million and OREO decreased $0.3 million in 2010. Total liabilities increased from $237.8 million as of December 31, 2009 to $275.9 million as of December 31, 2010, with deposit growth of $44.9 million. The increase in deposits was offset by the decrease in borrowings from December 31, 2009 of $7.8 million to $0.7 million as of December 31, 2010. The Company focused on increasing deposits while decreasing its dependence on borrowed funds during 2010.

Total consolidated stockholders’ equity decreased from $36.5 million as of December 31, 2009 to $36.4 million as of December 31, 2010. In June 2009, pursuant to its participation in the CPP, the Company sold 11,735 shares of Series A Preferred Stock to the Treasury for $11.7 million. In August 2010, pursuant to its participation in the CDCI, the Company exchanged the Series A Preferred Stock for an equal number of shares of Series B Preferred Stock. For the year ended December 31, 2010, the net decrease in retained earnings was comprised of $0.8 million of net income, offset by dividends declared to preferred stockholders of $0.5 million and dividends declared to common stockholders of $0.2 million. Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.3 million at December 31, 2010, an increase of $0.3 million from the net unrealized loss of $1.0 million as of December 31, 2009.

M&F BANCORP, INC. AND SUBSIDIARY

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, Fed Funds sold and short-term investments, increased $44.3 million from $30.3 million as of December 31, 2009 to $74.6 million as of December 31, 2010. The increase in cash was funded by the increase of $44.9 million in total deposits, and $8.3 million decrease in gross loans, and offset by the $7.0 million decrease in borrowings. Throughout the fourth quarter of 2009 and the year ended December 31, 2010, management successfully focused on improving on-balance sheet liquidity through organic deposit growth.

Loan Portfolio. Gross loans were $201.8 million and $210.1 million as of December 31, 2010 and 2009, respectively. This decrease reflects an active decision by management to increase on-balance sheet liquidity. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral (see Part I – Item 1A. Risk Factors for more information on the risks inherent in a loan portfolio that is dependent on real estate.) The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

The Bank has a concentration of loans to faith-based and non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2010, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 45.33% of the total loan portfolio and the reserve for these loans is 33.50% of the total allowance. Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is dependent on voluntary contributions, which appears to have been adversely affected by the current economic downturn. Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration.

Traditionally, the Bank has not issued high-risk mortgage products such as Option Adjustable Rate Mortgages (“ARM”), interest only residential mortgages and other sub-prime mortgages. While the Bank does not engage in sub-prime lending, a very small balance of loans may be deemed sub-prime based on borrowers’ credit scores. No loans in the portfolio have terms that enable the borrower to pay less than the interest due on the loan balance. Historically, the Bank has made very few acquisition and development loans or construction development loans with interest reserves built into the loans.

Of the loan balances outstanding at December 31, 2010, 91.55% or $1884.7 million is secured by real estate, and 1.24% or $2.5 million, is secured by cash deposits. Junior liens at December 31, 2010, constituted $1.0 million, or 0.48% of the loan balances outstanding. Real estate secured owner occupied faith based and non-profit and commercial loans totaled $137.2 million, or 67.99% of the outstanding loan balances as of December 31, 2010

The following table reflects the maturities of the loan portfolio by segment, and the mix of loans that mature greater than one year in the loan portfolio between fixed rate and adjustable rate notes as of December 31, 2010.

	December 31, 2010
		Commercial	Faith-	Residential
		Real	Based and	Real		Other
(Dollars in thousands)	Commercial	Estate	Non-Profit	Estate	Consumer	Loans	Total
Maturity dates:
Due within one year	$4,838	$16,271	$35,765	$31,050	$1,496	$35	$89,455
Due on through five years	$2,676	$27,951	$47,286	$11,904	$451	$3,122	$93,390
Due after five years	1,634	3,625	8,406	4,588	271	402	18,926

Total ending allowance balance	$9,148	$47,847	$91,457	$47,542	$2,218	$3,559	$201,771

Loans due after one year:
Fixed rate	$1,185	$23,465	$47,197	$10,699	$627	$402	$83,575
Variable rate	3,125	8,111	8,495	5,793	95	3,122	28,741

Total ending loans balance	$4,310	$31,576	$55,692	$16,492	$722	$3,524	$112,316

The Bank’s market areas are the Research Triangle (Raleigh and Durham), the Piedmont Triad (Greensboro and Winston-Salem) and Charlotte, NC. The economic trends of the areas in NC served by the Bank are influenced by the significant industries within these regions. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions (see Part I – Item 1A. Risk Factors for more information on the risks inherent in dependence on the economic conditions of certain market areas.)

M&F BANCORP, INC. AND SUBSIDIARY

Investment Securities. Investment securities represent the third largest component of earning assets. The Company’s securities portfolio consists primarily of the following types of debt securities:

•	Government sponsored mortgage backed securities (“MBS”):

•	Non-Government sponsored MBS: and

•	Municipal securities

•	North Carolina

•	Out of state.

The available-for-sale classification allows flexibility in the management of interest rate risk, liquidity, and loan portfolio growth. The Company carries securities available for sale at their fair value, and the mark-to-market adjustment was $0.1 million in net unrealized gains for the year ended December 31, 2010. After considering applicable tax benefits, the mark-to-market adjustment increased total stockholders’ equity by $0.1 million. Future fluctuations in stockholders’ equity will occur due to changes in the fair values of available-for-sale securities.

On December 31, 2010 and 2009, the recorded value of investments totaled $20.6 million and $17.7 million, respectively. Factors affecting the increase of the investment securities portfolio include the decrease in total loans, deposit growth, the interest rates available for reinvesting maturing securities and changes in the interest rate yield curve. Certain depositors require banks to provide collateral for their deposits in excess of FDIC insurance coverage. For the period ending December 31, 2010, the Bank had $2.8 million in pledged securities for these depositors.

Other investments comprised of FHLB stock with a carrying value of $0.9 million and $1.1 million as of December 31, 2010 and 2009, respectively.

The Company has reviewed the investment portfolio as of December 31, 2010 and does not believe any of the declines in fair value are other-than-temporary. The Company anticipates that substantially all of the book value of the investments will be recovered over the life of any securities whose market value is below amortized cost.

The following table reflects the carrying value of the Company’s investment securities portfolio at the dates indicated.

	December 31, 2010	December 31, 2009
(Dollars in thousands)	Fair Value	Fair Value
Government sponsored MBS
Residential	$13,712	$9,244
Non-Government sponsored MBS
Residential	205	307
Municipal securities
North Carolina	3,186	4,517
Out of state	3,524	3,631

	$20,627	$17,699

M&F BANCORP, INC. AND SUBSIDIARY

The following table reflects the debt securities by contractual maturities as of December 31, 2010. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties.

(Dollars in thousands)	As of December 31, 2010
	Fair Value	Average Yield
Government sponsored MBS
Residential
Due after one year through five years	$9	4.35%
Due after five years through ten years	492	5.27
Due after ten years	13,211	4.17

Total Government sponsored MBS	$13,712	4.21%

Non-Government sponsored MBS
Residential
Due after ten years	$205	4.17%

Municipal securities
North Carolina
Due within one year	$511	4.38%
Due after one year through five years	988	3.58
Due after five years through ten years	1,687	3.74

Total North Carolina municipal bonds	$3,186	3.79%

Out of state
Due within one year	$256	4.86%
Due after one year through five years	1,900	1.86
Due after five years through ten years	1,368	3.74

Total out of state municipal bonds	$3,524	2.81%

Government National Mortgage Association, with a fair value of $9.3 million and an amortized cost of $9.4 million, is the only lone bond issuer that exceeds 10% of stockholders equity as of December 31, 2010. However, the US government guarantees all but one of our MBS. The only non-government sponsored MBS is at an unrealized gain position of $0.2 million.

DEPOSITS AND DEBT

Deposits. Total deposits increased from $224.8 million as of December 31, 2009 to $269.7 million as of December 31, 2010. Of these amounts, $44.6 million and $38.0 million, respectively, were noninterest-bearing deposits and $225.1 million and $186.8 million, respectively, were interest-bearing deposits. Time deposits of $100,000 and greater, including fully insured CDARS® reciprocal deposits, were $118.1 million and $88.6 million as of December 31, 2010 and 2009, respectively. Time deposits of $100,000 or less, excluding CDARS® reciprocal deposits, were $21.8 million and $24.0 million as of December 31, 2010 and December 31, 2009, respectively.

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2010:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$52,018	0.55%
Over three months to six months	15,210	1.08
Over six months to twelve months	47,498	1.03
Over one year to five years	3,356	1.32

	$118,082	0.83%

Debt. As of December 31, 2010 and 2009, the Bank’s outstanding advances with the FHLB were $0.7 million and $7.8 million, respectively. During the year ended December 31, 2010, the maximum outstanding advances were $7.8 million. The Bank had average outstanding borrowings of $1.1 million and $8.6 million with effective costs of borrowing of 0.34% and 0.81% for the years ending December 31, 2010 and 2009, respectively. The $0.7 million FHLB advances outstanding as of December 31, 2010 consisted of one fixed rate, fixed term advance.

M&F BANCORP, INC. AND SUBSIDIARY

OTHER

Capital Resources. Total stockholders’ equity as of December 31, 2010 and 2009, including unrealized gains and/or losses net of taxes on available-for-sale securities and deferred pension liability, was $36.4 million and $36.6 million, respectively. The Company rewarded its common stockholders with cash dividends of $0.10 per share, totaling $0.2 million, for each of the years ended December 31, 2010 and 2009. The preferred stock dividends under the TARP were $0.5 million in 2010 and $0.3 million in 2009.

As of December 31, 2010, the Company had a leverage ratio of 11.77%, a Tier 1 capital ratio of 16.93%, and a total risk-based capital ratio of 18.19%. As of December 31, 2010, the Bank had a leverage ratio of 10.42%, a Tier 1 capital ratio of 15.59%, and a total risk-based capital ratio of 16.84%. These ratios exceeded the federal regulatory minimum requirements for a “well capitalized” bank holding company and bank, respectively (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements – Note 16. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

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

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve, which monitors the Company’s compliance. As of December 31, 2010, the Company met all of its liquidity and reporting requirements.

The Company had $74.6 million and $30.3 million in cash and cash equivalents as of December 31, 2010 and 2009, respectively. The Company’s principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $188.0 million, or 60.20%, of total assets as of December 31, 2010. As of December 31, 2009, core deposits and equity capital totaled $178.7 million, or 65.12%, of total assets.

The Company’s liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $2.9 million of liquidity for the year ended December 31, 2010, compared to $1.6 million for the year ended December 31, 2009. The principal elements of operating activities are net income, increased by significant noncash expenses including the provision for loan losses, depreciation and amortization. In 2010, the Company used a net decrease in loans of $7.4 million plus a net increase in total deposits of $44.9 to fund an investment growth of $3.0 million, $44.3 million growth in cash and cash equivalents, and a $7.0 million net decrease in borrowings.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2010, the Company had $0.8 million of investment securities that mature within the next 12 months. During 2010, the Company purchased $9.3 million in investment securities, received $4.1 million in principal collections, and had $2.0 million in calls and maturities.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2010, the Bank had a maximum borrowing capacity, based on pledged collateral, of $10.9 million through the FHLB of Atlanta. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets.

As of December 31, 2010, the Bank owned $0.9 million worth of FHLB stock or 127.25% percent of its outstanding advances of $0.7 million. Borrowings and letters of credit are collateralized by a blanket lien by the FHLB on the Bank’s qualifying assets. During 2009, the FHLB changed its process for repurchasing stock when a borrowing bank made principal reductions. Rather than repurchasing stock upon the paydown of principal, FHLB will determine quarterly whether it will repurchase any stock.

Off-Balance Sheet Arrangements. The Company has liquidity from other sources such as federal funds lines and brokered certificate of deposits. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. In addition, during 2008, the Company secured a letter of credit in the amount of $2.0 million from the FHLB, which provides collateral for public deposits. The letter of credit is an off-balance sheet source funding, collateralized by assets pledged to the FHLB, unless drawn. Federal funds lines totaled $12.6 million at December 31, 2010, none of which was drawn as of that date. The Company periodically tests its Federal Funds lines to ensure accessibility and availability if needed. During 2010, other than testing the lines, no drawdowns were made on these lines.

M&F BANCORP, INC. AND SUBSIDIARY

In addition to the sources of liquidity discussed above, the Company has off-balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off-balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$10	$12,887	$12,897
One to three years	100	1,996	2,096
Three to five years	—	4,684	4,684
More than five years	—	2,238	2,238

	$110	$21,805	$21,915

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company strives to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Company’s most significant market risk exposure is interest rate risk. The Company’s primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of assets and liabilities to maintain a balanced maturity mix of assets and liabilities. The goal of these activities is the development of maturity and re-pricing opportunities in the Company’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Bank’s Asset/Liability Committee (“ALCO”), made up of members of both management and the Bank Board, monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to monitor fixed- and variable-rate mixes under several interest rate shock scenarios.

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

The Company engages an asset liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model, which projects the Company’s performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Company’s performance in a base strategy that reflects the Company’s current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2010, analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank’s Board of Directors.

M&F BANCORP, INC. AND SUBSIDIARY

The table below measures the impact on net interest income of an immediate 200 bps change in interest rates over the 12 months following the interest rate change. The results indicate an adverse impact on earnings in the event that interest rates decrease 200 bps. However, with interest rates at historic lows, this scenario is considered by management to be most unlikely. Actual results could differ from these estimates.

As of December 31, 2010
Basis point change:	Net Interest Margin	Economic Value of Equity
-200	-6.15%	13.87%
+200	10.49%	13.79%
No rate change:	3.77%	12.38%

The table below presents the Company’s ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2010. This ratio measures an entity’s balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
< 1 year	1.45
1-3 years	1.13
3-5 years	1.19
5-15 years	1.29
Over 15 years	1.31

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

M&F BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of

M&F Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. (a North Carolina corporation) and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and other comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Charlotte, North Carolina

March 29, 2011

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(Dollars in thousands except per share data)	2010	2009
ASSETS
Cash and cash equivalents	$74,575	$30,313
Investment securities available for sale, at fair value	20,627	17,699
Other invested asset	948	1,061
Loans, net of unearned income and deferred fees	201,771	210,111
Allowances for loan losses	(3,851)	(3,564)

Loans, net	197,920	206,547

Interest receivable	627	935
Bank premises and equipment, net	4,585	4,852
Cash surrender value of bank-owned life insurance	5,564	5,499
Other real estate owned	1,915	2,176
Deferred tax assets and taxes receivable, net	4,434	4,402
Other assets	1,150	898

TOTAL ASSETS	$312,345	$274,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest-bearing deposits	$225,119	$186,792
Noninterest-bearing deposits	44,565	38,016

Total deposits	269,684	224,808
Other borrowings	745	7,766
Other liabilities	5,506	5,253

Total liabilities	275,935	237,827

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series A Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of December 31, 2009	—	11,719
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of December 31, 2010	11,722	—
Common stock, no par value, 10,000,000 shares authorized as of December 31, 2010 and December 31, 2009; 2,031,337 shares issued and outstanding as of December 31, 2010 and December 31, 2009	8,732	8,732
Retained earnings	17,264	17,128
Accumulated other comprehensive loss	(1,308)	(1,024)

Total stockholders’ equity	36,410	36,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,345	$274,382

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,

(Dollars in thousands except per share data)	2010	2009
Interest income:
Loans, including fees	$12,304	$12,983
Investment securities, including dividends
Taxable	415	623
Tax-exempt	292	415
Other	97	30

Total interest income	13,108	14,051

Interest expense:
Deposits	2,059	2,854
Borrowings	4	70

Total interest expense	2,063	2,924

Net interest income	11,045	11,127
Less provision for loan losses	520	1,853

Net interest income after provision for loan losses	10,525	9,274

Noninterest income:
Service charges	1,649	1,825
Rental income	303	272
Cash surrender value of life insurance	201	200
Realized gain on sale of loan	—	14
Realized gain on sale of securities	26	142
Realized gain on sale of other real estate owned	40	277
Realized (loss) gain on disposal of assets	(3)	97
Impairment of other assets	—	(88)
Other income (loss)	6	(7)

Total noninterest income	2,222	2,732

Noninterest expense:
Salaries and employee benefits	5,243	5,532
Occupancy and equipment	1,535	1,721
Directors fees	315	317
Marketing	226	206
Professional fees	901	863
Information technology	852	705
Delivery	222	335
FDIC deposit insurance	847	632
OREO expense, net	614	68
Other	1,089	870

Total noninterest expense	11,844	11,249

Income before income taxes	903	757
Income tax expense	89	97

Net income	814	660

Less preferred stock dividends and accretion	(475)	(302)

Net income available to common stockholders	$339	$358

Basic and diluted earnings per share of common stock:	$0.17	$0.18
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337
Dividends per share of common stock	$0.10	$0.10

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2010 and 2009

(Dollars in thousands)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2008	2,031,337	$8,732	$—	$16,972	$(1,385)	$24,319
Issuance of Series A Preferred Stock, net of issuance costs			11,717			11,717
Accretion of Series A Preferred Stock issuance costs			2			2
Comprehensive income:
Net income				660		660
Other comprehensive income, net of tax					361	361

Total comprehensive income, net of tax						1,021
Dividends declared on preferred stock				(302)		(302)
Dividends declared on common stock ($0.10 per share)				(202)		(202)

Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555

Accretion of Series A Preferred Stock issuance costs			16	(16)		—
Redemption of Series A Preferred Stock			(11,735)			(11,735)
Issuance of Series B Preferred Stock, net of issuance costs			11,721			11,721
Accretion of Series B Preferred Stock issuance costs			1	(1)		—
Comprehensive income:
Net income				814		814
Other comprehensive loss, net of tax					(284)	(284)

Total comprehensive income, net of tax						530
Dividends declared on preferred stock				(458)		(458)
Dividends declared on common stock ($0.10 per share)				(203)		(203)

Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410

See notes to consolidated financial statements

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 and 2009

(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$814	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	520	1,853
Depreciation and amortization	410	506
Loss (gain) on disposal of assets	3	(97)
(Accretion) amortization of discounts/premiums on investments, net	(7)	17
Loan purchase accounting amortization, net	174	174
Deferred income tax benefit	(229)	(236)
Deferred loan origination fees and costs, net	140	186
Impairment on other assets	—	88
Realized gain on sale of securities	(26)	(142)
Increase in cash surrender value of bank owned life insurance	(195)	(195)
Gain on sale of loans	—	(14)
Gain on sale of other real estate owned	(40)	(277)
Changes in:
Accrued interest receivable and other assets	941	(566)
Other liabilities	351	(351)

Net cash provided by operating activities	2,856	1,606

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	6,559
Maturities, prepayments and calls	2,005	6,833
Principal collections	4,100	5,570
Purchases	(9,277)	(3,084)
Premiums paid on bank owned life insurance	(6)	(6)
Net decrease (increase) in loans	7,357	(6,473)
Proceeds from sale of loans	—	3,340
Purchases of bank premises and equipment	(146)	(385)
Proceeds from sale of bank-owned life insurance policies	136	—
Proceeds from sale of other assets	—	28
Proceeds from sale of real estate owned	139	277

Net cash provided by investing activities	4,308	12,659

Cash flows from financing activities:
Net increase in deposits	44,877	8,240
Proceeds from other borrowings	—	41,964
Repayments of other borrowings	(7,021)	(59,147)
Issuance of Series A Preferred Stock, net of issuance costs	—	11,719
Cash dividends	(758)	(504)

Net cash provided by financing activities	37,098	2,272

Net increase in cash and cash equivalents	44,262	16,537

Cash and cash equivalents as of the beginning of the period	30,313	13,776

Cash and cash equivalents as of the end of the period	$74,575	$30,313

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$2,086	$4,604
Income taxes	168	312
Non-cash financing activities:
Redemption of Series A Preferred Stock	(11,735)	—
Issuance of Series B Preferred Stock	11,735	—

See notes to consolidated financial statements.

M&F BANCORP, INC AND SUBSIDIARY

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

Cash and Cash Equivalents — The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value, and cash held at the Federal Reserve. The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers’ deposits as a reserve. As of December 31, 2010 and 2009, the Bank, held deposits as shown:

	Federal Reserve		Correspondent Banks
(Dollars in thousands)	Required Average	Excess	Federal Funds Sold	Core Deposits	Total
December 31, 2010	$2,800	$68,503	$700	$2,572	$74,575
December 31, 2009	$2,700	$—	$23,551	$4,062	$30,313

As of December 31, 2010 and 2009 the Bank held deposits of $0.7 million and $7.6 million at other financial institutions in excess of the federally insured balances.

Investment Securities — Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from consolidated earnings and reported as a separate component of consolidated stockholders’ equity and as an item of other comprehensive income. The unrealized gain or loss of a security is identified and removed from other comprehensive income when a security is sold, matured, or called. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of investment securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of sale. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity, or when the debt securities are called.

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. The related credit write-downs are included in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2010 or 2009, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2010 and 2009.

Other Invested Assets — Other invested asset is an investment in Federal Home Loan Bank of Atlanta (the “FHLB”) stock carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2010 and 2009, the Company’s investments in FHLB stock were $0.9 million and $1.1 million, respectively.

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

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

Non-Performing Loans and Leases — Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when terms are renegotiated below market levels, or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans are placed on non-accrual status at the earlier of the loan becoming contractually past due 120 days or more as to principal or interest or upon taking of a partial charge-off on the loan. For automobile and other consumer loan classes, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest.

When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. All classes of loans or leases may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan or lease agreement and when doubt about repayment is resolved.

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor’s prospects for repayment and the fair value of collateral. For the pooled segment of the Company’s commercial and industrial loan class, which consists of small business loans, the entire outstanding balance on the loan is charged-off during the month that the loan becomes 120 days past due as to principal or interest. For residential mortgage and home equity loan classes, a partial charge-off is recorded at 120 days past due as to principal or interest for the amount that the loan balance exceeds the fair value of the collateral, less selling costs. In the event that loans or lines in the home equity loan class is behind another financial institution’s first mortgage, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest.

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial non-accruing loans. Impaired loans exclude smaller balance homogeneous loans (consumer and small business non-accruing loans) not in the process of foreclosure that are collectively evaluated for impairment. All classes of loans may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan or lease agreement and when doubt about repayment is resolved.

For all classes of commercial loans, a quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of new non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk.

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), impairment is recognized by creating or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Loans Modified in a Troubled Debt Restructuring (“TDR”) — Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is in question the loan is charged off or foreclosed.

Income Recognition on Impaired and Nonaccrual Loans — Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity, or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if full repayment of principal and/or interest is in doubt.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

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

Reserve for Credit Losses — The Company’s reserve for credit losses is comprised of two components, the allowance for loan and lease losses and the reserve for unfunded commitments (the “Unfunded Reserve”).

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

The Bank maintains an allowance for loan losses to provide for estimated probable losses that are inherent in the loan portfolio. The allowance is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the allowance include the combination of a quantitative historical loss history by loan type, a qualitative analysis, and a specific allowance method for impaired loans. The qualitative analyses are patterned after the guidelines provided under the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national economic and business conditions and developments and the effect of unemployment on African Americans, who are the majority of our customers;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and classified loans;

•	Changes in the quality of the loan review system and the degree of oversight by the Bank’s Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements.

A specific loss allowance is established for loans based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification (“ASC”) 310, Receivables. The loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible within the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

For commercial business, faith-based and non-profit, real estate and certain consumer loans, the measurement of loan impairment is based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate or on the fair value of the loan’s collateral if the loan is collateral dependent. Most consumer loans are evaluated for impairment on a collective basis, because these loans are smaller balance and homogeneous. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators are to use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial and faith-based and non-profit segments. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower’s background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans and leases to individuals in the classes that comprise the consumer portfolio segment.

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

The Company and the Bank are subject to periodic examination by their federal and state regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

Reserve for Unfunded Commitments — The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the Allowance, as adjusted for estimated funding probabilities or loan and lease equivalency factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $34.5 thousand and $45.7 thousand for December 31, 2010 and 2009, respectively, were reflected in other liabilities on the Consolidated Balance Sheets.

Bank Premises and Equipment, Net — Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 30 to 50 years for premises and generally 6-10 years for furniture and equipment. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to operations as incurred. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.

Cash Surrender Value of Life Insurance — The Bank maintains life insurance on certain current and former officers and directors, with the Company and the Bank as owner and beneficiary. The cash surrender value of the policies at December 31, 2010 and 2009 was $5.6 million and $5.5 million, respectively. Income from the policies and changes in the net cash surrender value are recorded in noninterest income.

Other Real Estate Owned — Other real estate owned, which represents real estate acquired through foreclosure in satisfaction of commercial and consumer real estate collateralized loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the allowance for loan losses. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income or non-interest expense. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest expense. As of December 31, 2010 and 2009, there was $1.9 million and $2.2 million, respectively, of foreclosed properties included in other real estate owned on the Consolidated Balance Sheets. Foreclosed properties exclude bank-owned property held for sale at December 31, 2010 and 2009.

Earnings Per Share — Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. As of December 31, 2010 and 2009, there were no stock options outstanding.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

Advertising Costs — Adverting is expensed as incurred.

Stock-Based Compensation — The Company accounts for its stock based compensation plan under the current accounting provisions of which requires recognizing expense for options granted equal to the grant-date fair value over their vesting period. The excess tax benefits arising from increases in the value of equity instruments issued under stock-based payment arrangements to be treated as cash inflows from financing activities. A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. No stock-based compensation has been granted during the years ending December 31, 2010 and 2009. All outstanding stock options previously granted expired on or before December 31, 2009. The stock option plan expired during the year ended December 31, 2009.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company’s policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2010 or 2009, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company’s federal and state income tax returns are subject to review and examination by government authorities.

Comprehensive Income (Loss) —Comprehensive income is the change in the Company’s equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive loss consists of net income and other comprehensive (loss) income. The Company’s other comprehensive (loss) income and accumulated other comprehensive loss are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

concerning the Company’s other comprehensive (loss) income and accumulated comprehensive loss as of and for the years ended December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	December 31,
	2010	2009
Net income	$814	$660

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	(363)	539
Reclassification adjustments for gains included in income before income tax expense	(26)	(142)
Adjustments relating to defined benefit plans	(75)	190

Other comprehensive (loss) income before tax expense	(464)	587
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	(150)	153

Less: Changes in deferred income taxes related to change in adjustments relating to defined benefit plans	(30)	73

Other comprehensive (loss) income, net of taxes	(284)	361

Total comprehensive income	$530	$1,021

(Dollars in thousands)	2010	2009
Unrealized gains on securities available for sale	$143	$534
Related income taxes	(54)	(206)

Net unrealized gains on available for sale securities	89	328

Unrecognized net actuarial loss and prior service cost of defined benefit plans	(2,274)	(2,200)
Related income taxes	877	848

Net unrecognized actuarial loss and prior service cost of defined benefit plans	(1,397)	(1,352)

Accumulated other comprehensive loss	$(1,308)	$(1,024)

Fair Values of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Generally accepted accounting principles (“GAAP”) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company’s assumptions (unobservable inputs). GAAP require fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.

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

Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company did not have any changes in leveling inputs in 2010.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

These levels are:

•

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. This category generally includes securities that are traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

•

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.

•

Level 3 – Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 generally includes other real estate owned (“OREO”) and impaired loans when there is no observable market price or if it is impaired.

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

Significant Group Concentrations — Most of the Bank’s activities are with customers located within the state of NC. The Bank does have concentrations with respect to loans to and deposits from faith-based and non-profit organizations as outlined in Notes 5 and 8 to the Consolidated Financial Statements.

Mortgage Servicing Rights — Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.

The Company’s mortgage servicing rights accounted for under the amortization method is initially recorded at fair value. The Company obtains an annual appraisal of its mortgage servicing rights and adjusts the carrying value accordingly. During the year, the carrying value is amortized based on the year end appraisal to total mortgage balances outstanding as of quarter end.

New Accounting Pronouncements –

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

•

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disclosures related to period-end balances are effective for annual or interim reporting periods ending after December 15, 2010 and the disclosures of activity that occurs during the reporting period are effective for annual or interim reporting periods beginning after December 15, 2010. The FASB has elected to defer the disclosures related to TDRs included within this standard. The required disclosures were adopted as of December 31, 2010 and are included in notes 5 and 6 of these financial statements.

•

Accounting for Transfers of Financial Assets: “Accounting for Transfers of Financial Assets” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new guidance also

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company adopted this new authoritative accounting guidance effective January 1, 2010. It did not have a significant impact on the Company’s consolidated financial statements.

2. PREFERRED STOCK – U.S. TREASURY DEPARTMENT’S CAPITAL PURCHASE PROGRAM

On June 26, 2009, the Company completed the issuance of 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock having a liquidation preference of $1,000 per share (“Series A Preferred Stock”) under the Capital Purchase Program (“CPP”) as a part of the Troubled Asset Relief Program (“TARP”). The Series A Preferred Stock was issued without warrants, an exception made for Community Development Financial Institutions (“CDFI”) for which serving the underserved is a mandate and business practice.

On August 20, 2010, the Company completed an exchange of the Series A Preferred Stock for an equal number of shares, Series B Fixed Rate Cumulative Perpetual Preferred Stock having a liquidation preference of $1,000 per share (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), also part of TARP. Neither the Series A nor Series B Preferred Stock has any mandatory redemption and/or conversion features.

Under the CPP terms, the Series A Preferred Stock carried a dividend rate of 5% for the first five years after issuance, payable quarterly, after which the dividend rate increased to 9% until the Series A Preferred Stock is repurchased at its liquidation value. Under the CDCI program, the Series B Preferred Stock carries a dividend rate of 2% for eight years, after which the dividend rate increases to 9% until the Series B Preferred Stock is repurchased at its liquidation value. The Company paid dividends on the Series A Preferred Stock up to the date of closing of the CDCI exchange on August 20, 2010.

3. INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2010 and 2009, all investment securities are classified as available for sale.

Our available for sale securities totaled $20.6 million and $17.7 million as of December 31, 2010 and 2009, respectively. Securities with a fair value of $0.6 million and $1.1 million, respectively, were pledged to the Federal Reserve and an additional $2.2 million and $10.1 million, respectively, in investments are pledged to public housing authorities in NC and the state treasurer as collateral for public deposits at December 31, 2010 and 2009. Our investment portfolio consists of the following securities:

•	Government sponsored residential mortgage backed securities (“MBS”),

•	Non-Government sponsored residential MBS, and

•	Municipal securities

•	North Carolina

•	Out of state

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
Government sponsored MBS
Residential	$13,554	$326	$(168)	$13,712
Non-Government sponsored MBS
Residential	201	4	—	205
Municipal securities
North Carolina	3,164	65	(43)	3,186
Out of state	3,565	26	(67)	3,524

Total at December 31, 2010	$20,484	$421	$(278)	$20,627

December 31, 2009
US government agencies
Government sponsored MBS
Residential	$8,887	$357	$—	$9,244
Non-Government sponsored MBS
Residential	310	—	(3)	307
Municipal securities
North Carolina	4,402	115	—	4,517
Out of state	3,566	71	(6)	3,631

Total at December 31, 2009	$17,165	$543	$(9)	$17,699

Sales and calls of securities available for sale for the year ended December 31, 2010 and 2009 resulted in aggregate net realized gains of $26 thousand and $142 thousand, respectively.

The amortized cost and estimated market values of securities as of December 31, 2010 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands)	As of December 31, 2010
	Fair Value	Amortized Cost
Government sponsored MBS
Residential
Due after one year through five years	$9	$9
Due after five years through ten years	492	463
Due after ten years	13,211	13,082

Total Government sponsored MBS	$13,712	$13,554

Non-Government sponsored MBS
Residential
Due after ten years	$205	$201

Municipal securities
North Carolina
Due within one year	$511	$497
Due after one year through five years	988	937
Due after five years through ten years	1,687	1,730

Total North Carolina municipal bonds	$3,186	$3,164

Out of state
Due within one year	$256	$255
Due after one year through five years	1,900	1,905
Due after five years through ten years	1,368	1,405

Total out of state municipal bonds	$3,524	$3,565

As of December 31, 2010 and December 31, 2009, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Fair Value		Fair Value		Fair Value
	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government sponsored MBS
Residential	$7,725	$(168)	$—	$—	$7,725	(168)
Municipal securities
North Carolina	1,687	(43)	—	—	1,687	(43)
Out of state	2,085	(67)			2,085	(67)

Total at December 31, 2010	$11,497	$(278)	$—	$—	$11,497	$(278)

December 31, 2009
Government sponsored MBS
Residential	$—	$—	$11	$—	$11	$—
Non-Government sponsored MBS
Residential	—	—	307	(3)	307	(3)
Municipal securities
Out of state	244	(6)			244	(6)

Total at December 31, 2009	$244	$(6)	$318	$(3)	$562	$(9)

All securities owned as of December 31, 2010 and 2009 are investment grade. The unrealized losses are attributable to changes in market interest rates. The Bank evaluates securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The Bank believes that all of the unrealized losses are temporary in nature. As of December 31, 2010 and 2009, the Bank held twenty and three investment positions, respectively, with unrealized losses of $278 thousand and $9 thousand, respectively. These investments were in Municipal securities and MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary.

4. FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.15% of its total assets as of December 31 of the prior year (up to a maximum of $26.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2010 and 2009 was $0.9 million and $1.1 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2010 and 2009. The FHLB, of which the bank is a member, has been impacted by the Recession that began in late 2007. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2010 or 2009. The FHLB of Atlanta in which the Company owns stock has been profitable in each of the years ended December 31, 2010 and 2009.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of December 31, 2010 and 2009 is as follows:

	As of December 31,
(Dollars in thousands)	2010	2009
Commercial	$9,148	$8,006
Commercial real estate:
Construction	1,187	1,162
Owner occupied	22,395	33,147
Other	24,265	27,029
Faith-based and non-profit
Construction	9,840	13,773
Owner occupied	79,490	65,566
Other	2,127	2,652
Residential real estate:
First mortgage	32,284	35,639
Multifamily	7,892	8,982
Home equity	5,123	5,539
Construction	2,243	2,052
Consumer	2,218	2,303
Other loans	3,559	4,261

Loans, net of deferred fees	201,771	210,111
Allowance for loan losses	(3,851)	(3,564)

Loans, net of allowance for losses	$197,920	$206,547

The Bank has a concentration of loans to faith-based and non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2010, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 45.33% of the total loan portfolio and the reserve for these loans is 33.50% of the total allowance. Historically the Bank has experienced low levels of loan losses in this specialty; however repayment of loans is dependent on voluntary contributions which could be adversely affected by the current economic downturn.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

Activity in the allowance for loan losses was as follows:

	As of December 31,
(Dollars in thousands)	2010	2009
Beginning balance	$3,564	$2,962
Provision for loan losses	520	1,853
Loans charged-off	(309)	(1,290)
Recoveries	76	39

Ending balance	$3,851	$3,564

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The following table presents the allowance for loan losses and the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2010:

	December 31, 2010
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based and Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$118	$—	$—	$118
Collectively evaluated for impairment	651	651	1,289	927	105	107	3,730

Total ending allowance balance	$651	$651	$1,289	$1,045	$105	$107	$3,848

Loans:
Loans individually evaluated for impairment	$1,180	$5,730	$7,270	$1,272	$—	$—	$15,452
Loans collectively evaluated for impairment	7,968	42,117	84,187	46,270	2,218	3,559	186,319

Total ending loans balance	$9,148	$47,847	$91,457	$47,542	$2,218	$3,559	$201,771

Total impaired loans including troubled debt restructures (“TDR’s”) is $15.5 million as of December 31, 2010. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of non-accruing loans. Impaired loans exclude smaller balance homogenous loans (consumer and small business non-accruing loans) not in the process of foreclosure that are collectively evaluated for impairment and do not have specific reserves.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The following table shows impaired loans, excluding TDR’s with and without valuation allowances as of December 31, 2010 and 2009:

The unpaid principal balance for impaired loans, excluding troubled debt restructures were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Year-end loans with no allocated allowance for loan losses	$6,437	$1,605
Year-end loans with allocated allowance for loan losses	565	1,607

Total	$7,002	$3,212

Amount of the allowance for loan losses allocated	$109	$35

	December 31,
(Dollars in thousands)	2010	2009
Average of individually impaired loans during year	5,337	2,621

The following table presets loans individually evaluated for impairment, excluding troubled debt restructures, by class of loans as of December 31, 2010.

(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,358	$1,355	$—
Other	65	65	—
Faith-based and non-profit:
Owner occupied	4,474	4,466	—
Residential real estate:
First mortgage	207	207	—
Multifamily	322	322	—
Home Equtiy	11	11	—
With an allowance recorded:
Residential real estate:
First mortgage	324	323	8
Multifamily	143	143	61
Home equity	98	98	40

Total	$7,002	$6,990	$109

The recorded investment in loan balance is net of deferred fees and costs where applicable.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The following table shows troubled debt restructure (“TDR”) loans with and without valuation allowances as of December 31, 2010 and 2009:

Then unpaid principal balance of troubled debt restructures (“TDRs”) were as follows:

	December 31,
(Dollars in thousands)	2010	2009
Year-end loans with no allocated allowance for loan losses	$8,333	$6,205
Year-end loans with allocated allowance for loan losses	49	773

Total	$8,464	$6,978

Amount of the allowance for loan losses allocated	$9	$201

	December 31,
(Dollars in thousands)	2010	2009
Average of TDR loans during year	7,335	6,770

There was no interest income recognized on the TDRs for the years ended.

The following table presents TDR loans by class of loans as of December 31, 2010:

(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—
Owner occupied	744	—	744	744	—
Other	3,034	—	3,034	3,034	—
Faith-based and non-profit:
Owner occupied	2,301	(103)	2,198	2,299	—
Residential real estate:
First mortgage	118	(6)	112	118

With an allowance recorded:
Residential real estate:
First mortgage	49	—	49	49	9

Total	$8,464	$(109)	$8,355	$8,462	$9

The recorded investment in loan balance is net of deferred fees and costs where applicable.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

Unrecognized income on impaired loans as of December 31, 2010 and 2009 was $1.2 million and $0.7 million, respectively. Disclosure of interest income recognized on a cash basis on impaired loans is not provided, as it was deemed to be immaterial by management.

The following table presents the recorded investment in non-accrual and loans past due over 90 days and still accruing by class of loans as of December 31, 2010 and 2009:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Owner occupied	3,356	3	3,256	2
Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—

Total	$12,572	53	$3,743	5

Those loans over 90 days still accruing were in the process of modification. The modifications had been approved, just not recorded on the Bank’s systems as of December 31, 2010. In all cases, the borrowers are still making payments.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The following table presents the aging of the recorded investment in loans as of December 31, 2010 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
(Dollars in thousands)
Commercial	$3	$17	$1,180	$1,200	$7,948	$9,148
Commercial real estate:
Construction	—	—	650	650	537	1,187
Owner occupied	54	70	1,640	1,764	20,631	22,395
Other	92	—	3,100	3,192	21,073	24,265
Faith-based and non-profit:
Construction	—	—	—	—	9,840	9,840
Owner occupied	703	721	6,557	7,981	71,509	79,490
Other	—	—	—	—	2,127	2,127
Residential real estate:
First mortgage	1,172	226	2,226	3,624	28,660	32,284
Multifamily	—	—	465	465	7,427	7,892
Home equity	625	—	109	734	4,389	5,123
Construction	—	—	—	—	2,243	2,243
Consumer	18	2	—	20	2,198	2,218
Other loans	—	—	—	—	3,559	3,559

Total	$2,667	$1,036	$15,927	$19,630	$182,141	$201,771

Non–accrual loans that were current totaled $349 thousand. There was one non-accrual loan of $39 thousand that was past due included in the 30-59 days past due amounts as of December 31, 2010.

6. ALLOWANCES FOR LOAN LOSSES

Changes in the allowances for loan losses as of and for the years ended December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
(Dollars in thousands)
Beginning balance	$3,564	$2,962
Provision for loan losses	520	1,853
Loans charged-off	(309)	(1,290)
Recoveries	76	39

Ending balance	$3,851	$3,564

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

allowance for loan losses. The following table presents the allowance for loan losses and the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2010:

	December 31, 2010
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based and Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$118	$—	$—	$118
Collectively evaluated for impairment	651	651	1,289	927	105	107	3,730

Total ending allowance balance	$651	$651	$1,289	$1,045	$105	$107	$3,848

Loans:
Loans individually evaluated for impairment	$1,180	$5,730	$7,270	$1,272	$—	$—	$15,452
Loans collectively evaluated for impairment	7,968	42,117	84,187	46,270	2,218	3,559	186,319

Total ending loans balance	$9,148	$47,847	$91,457	$47,542	$2,218	$3,559	$201,771

The Company experienced $0.3 million in net loans charged-off for the year ended December 31, 2010 compared to $1.3 million in net loan charge-offs for the year ended December 31, 2009. Net loan charge-offs as a percent of average loan balances outstanding decreased from 0.59% for the year ended December 31, 2009 to 0.11% for the year ended December 31, 2010.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for impairment by the loan’s classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Management’s definitions of risk characteristics were reviewed and updated where applicable during 2010.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass- rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial	$7,495	$234	$1,419	$—
Commercial real estate:
Construction	115	34	1,038	—
Owner occupied	17,312	1,759	3,324	—
Other	16,637	1,529	6,099	—
Faith-based and non-profit:
Construction	9,560	—	280	—
Owner occupied	59,893	2,940	16,657	—
Other	2,057	22	48	—
Residential real estate:
First mortgage	26,951	1,362	3,971	—
Multifamily	7,293	67	532	—
Home equity	4,544	73	506	—
Construction	2,243	—	—	—
Consumer	2,158	—	60	—
Other loans	437	—	3,122	—

Total	$156,695	$8,020	$37,056	$—

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The allowance assigned to these ratings by portfolio class as of December 31, 2010 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial	$629	$19	$3	$—
Commercial real estate:
Construction	2		—	—
Owner occupied	312	23	33	—
Other	217	20	44	—
Faith-based and non-profit:
Construction	125	—	4	—
Owner occupied	933	40	157	—
Other	27	1	2	—
Residential real estate:
First mortgage	515	19	68	—
Multifamily	179	3	63	—
Home equity	120	2	46	—
Construction	30	—	—	—
Consumer	103	—	2	—
Other loans	66	—	41	—

Total	$3,258	$127	$463	$—

7. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment, net as of December 31, 2010 and 2009 is as follows:

(Dollars in thousands)	2010	2009
Land	$752	$752
Buildings and leasehold improvements	7,020	6,986
Furniture and equipment	2,033	1,935

	9,805	9,673
Less accumulated depreciation and amortization	5,220	4,821

	$4,585	$4,852

Total depreciation expense, was $0.4 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively

8. DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. The total deposits that were re-classified to loans due to overdrafts were $35.0 and $30.9 thousand for 2010 and 2009, respectively.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Amount
12/31/2011	$132,711
12/31/2012	4,831
12/31/2013	1,604
12/31/2014	246
Thereafter	456

$139,848

Principal maturities of time deposits of $100,000 or more as of December 31, 2010 are as follows:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$52,018	0.55%
Over three months to six months	15,210	1.08
Over six months to twelve months	47,498	1.03
Over one year to five years	3,356	1.32

	$118,082	0.83%

Principal maturities of time deposits of $100,000 or more as of December 31, 2009 are as follows:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$25,851	1.20%
Over three months to six months	9,797	1.35
Over six months to twelve months	49,998	1.98
Over one year to five years	2,900	2.52

	$88,546	1.70%

In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, are deposit customers. These relationships had aggregate deposits of $2.4 million and $20.0 million as of December 31, 2010 and 2009, respectively. The Bank had two deposit relationships for the year ended December 31, 2010 and one for the year ended December 31, 2009, with individual balances in excess of five percent of total deposits totaling $46.7 million and $20.0 million, respectively.

9. LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. In 2009 the Bank disposed of the sole capital lease. The disposal resulted in a gain of $0.1 million.

The following are future minimum lease payments as required under the agreements:

(Dollars in thousands)	Amount
12/31/2011	$125
12/31/2012	84
12/31/2013	84
12/31/2014	84
12/31/2015	19
thereafter	4

$400

Rent expense for all operating leases amounted to approximately $0.1 million in 2010 and 2009.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The Bank leases out office space in some of its vacant office space in its headquarters building and branches. The following are the minimum rentals to be received under the agreements:

(Dollars in thousands)	Amount
12/31/2011	$302
12/31/2012	292
12/31/2013	245
12/31/2014	81

$920

Rent income for December 31, 2010 and 2009 was $0.3 million.

10. BORROWINGS

Borrowings as of December 31, 2010 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 basis points (“bps”) and mature in 2020. Interest expense on advances from FHLB for the years ended December 31, 2010 and 2009 was $3.2 thousand and $67.9 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2010, was $7.8 million on January 5, 2010. As of December 31, 2010, the Bank had $0.7 million of outstanding advances with the FHLB, and had the availability of borrowing an additional $10.2 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $12.9 million and $15.6 million as of December 31, 2010 and 2009, respectively.

Scheduled maturities of borrowings as of December 31, 2010, were as follows:

December 31, 2010
Maturity Date	Amount	Rate
(Dollars in thousands)
2011	$21	0.50%
2012	22	0.50%
2013	22	0.50%
2014	23	0.50%
2015 & thereafter	657	0.50%

	$745	0.50%

In January 2010, the Company took advantage of an opportunity to repay a $5 million fixed rate note, with no prepayment penalty, and the Company repaid the Daily Rate Credit that had a 2009 average balance of $5.3 million and average rate of 0.38%.

11. INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2010 and 2009, are as follows:

(Dollars in thousands)	2010	2009
Income tax expense (benefit):
Current	$318	$333
Deferred	(229)	(236)

Total	$89	$97

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

A reconciliation of reported income tax expense for the years ended December 31, 2010 and 2009, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2010	2009
Statutory federal income tax rate	34%	34%

Tax expense (benefit) at statutory rate	$307	$257
Increase (decrease) in income taxes resulting from:
State income taxes net of federal tax benefit	41	27
Tax exempt interest income	(102)	(149)
Disallowed interest expense	3	7
Cash surrender value of life insurance	(68)	(65)
Other	(92)	20

Total	$89	$97

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2010 and 2009 within the Consolidated Balance Sheets are as follows:

	December 31,
(Dollars in thousands)	2010	2009
Deferred tax assets:
Accrued pension expense	$660	$652
Adjustments, defined benefits plans	876	848
Deferred loan fees	58	74
Excess book over tax provision for loan losses expense	1,498	1,387
Federal net operating loss carryforward	300	376
State net operating loss carryforward	189	178
Impairment on investments	77	43
OREO write-downs	189
Deferred gain on sale of other real estate owned	20	22
Premises and equipment	272	483
Alternative minimum tax	242	28
Other, net	62	150

Total deferred tax assets	4,443	4,241
Valuation allowance for deferred tax assets	(189)	(178)

Net of valuation allowance deferred tax assets	4,254	4,063

Deferred tax liabilities:
Mark to market adjustment- loans	(119)	(186)
Unrealized gains on securities available for sale	(55)	(206)

Total deferred tax liabilities	(174)	(392)

Net deferred tax assets	4,080	3,671

Taxes receivable, net	354	731

Deferred tax assets and taxes receivable, net	$4,434	$4,402

The Company has federal net operating loss carry-forwards of approximately $0.9 million at December 31, 2010, which can be used to offset future taxable income. The federal loss carry-forwards start to expire in 2027. The Company’s state net operating losses

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

contain amounts which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established for the state loss carry-forward amounts. Currently, the Company has concluded any review of its taxes. The 2006 tax year was the last year reviewed.

12. STOCK-BASED COMPENSATION

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

No stock compensation expense was incurred during 2010 or 2009.

13. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the year ended December 31, 2010 totaled $0.4 million. There were no contributions paid in 2009. The Cash Balance Plan was not fully funded as of December 31, 2010 and 2009. The Bank expects to provide $0.2 million in funding to the Cash Balance Plan in 2011. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The following table shows the type of assets held in the Cash Balance Plan:

	Cash Balance Plan
	As of December 31,
Asset Category	2010	2009
Equity securities	56.0%	58.0%
Debt securities	32.7%	37.0%
All other assets	11.3%	5.0%

Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $12.8 million face value covering all the participants in the SERP. Increases in the cash value of the BOLI policies totaled $0.2 million for the years ended December 31, 2010 and 2009. The Company sold its policy to the issuer at the current cash surrender value in 2010 for $0.1 million. The Bank did not sell its BOLI policy. The cash value of the BOLI owned by the Bank was $5.6 million and $5.5 million as of December 31, 2010 and 2009. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2011.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The following tables show information for the Cash Balance Plan and SERP as of and for the years ended December 31, 2010 and 2009:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2010	2009	2010	2009	2010	2009
Service costs	$134	$114	$—	$—	$134	$114
Interest cost	253	253	111	114	364	367
Expected return on Plan assets	(212)	(201)	—	—	(212)	(201)
Amortization of prior service cost and recognized net actuarial earnings	154	182	5	5	159	187

Net periodic pension cost	$329	$348	$116	$119	$445	$467

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2010	2009	2010	2009	2010	2009
Change in projected benefit obligations:
Benefit obligation at beginning of year	$4,729	$4,526	$2,011	$1,977	$6,740	$6,503
Service cost	134	114	—	—	134	114
Interest cost	253	253	111	114	364	367
Actuarial gain	251	155	135	74	386	229
Benefits and expenses paid	(224)	(319)	(154)	(154)	(378)	(473)

Benefit obligation at end of year	5,143	4,729	2,103	2,011	7,246	6,740

Change in plan assets:
Fair value of plan assets at beginning of year	3,194	3,078	—	—	3,194	3,078
Actual return on plan assets	366	435	—	—	366	435
Employer contributions	411	—	154	154	565	154
Benefits and expenses paid	(224)	(319)	(154)	(154)	(378)	(473)

Fair value of plan assets at year end	3,747	3,194	—	—	3,747	3,194

Funded status - (under funded)	$(1,396)	$(1,535)	$(2,103)	$(2,011)	$(3,499)	$(3,546)

The Bank had a liability for the Cash Balance Plan of $1.4 and $1.5 million for the periods ending December 31, 2010 and 2009, respectively. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefit obligations for the SERP was $2.1 and $2.0 million as of December 31, 2010 and 2009, respectively. The balance is included in Other Liabilities within the Consolidated Balance Sheets.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

Amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost are as follows:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2010	2009	2010	2009	2010	2009
Unrecognized net actuarial loss	$1,987	$2,042	$275	$139	$2,262	$2,181
Unrecognized prior service cost	7	10	5	9	12	19

Total amount included in accumulated other comprehensive loss	$1,994	$2,052	$280	$148	$2,274	$2,200

Weighted average assumptions as of December 31:
Discount rate	5.25%	5.75%	5.25%	5.75%
Expected return on plan assets	7.00%	7.00%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

	Cash Balance Plan	SERP	Total
Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2010:
Net actuarial loss	$152	$—	$152
Prior service cost	2	5	7

Total expected to be recognized	$154	$5	$159

Assets expected to be returned to the Company in 2011	$—	$—	$—

The estimated benefit payments for the Cash Balance Plan and SERP are shown below:

(Dollars in thousands)
For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL
2011	$724	$154	$878
2012	427	153	580
2013	348	151	499
2014	335	149	484
2015	365	148	513
2016-2020	1,933	707	2,640

	$4,132	$1,462	$5,594

Retirement Plan Assets— In general, the plan’s investment management organizations make reasonable efforts to control market fluctuations through appropriate techniques including, but not limited to, adequate diversification. The specific investment strategy adopted by the plan is called the Long Term Growth of Capital strategy which attempts to achieve long-term growth of capital with little concern for current income. Typical investors in this portfolio have a relatively aggressive investment philosophy, seeking long term growth, and are not looking for current dividend income.

Prohibited investments include commodities and futures contracts, private placements, options, transactions which would result in unrelated business taxable income, and other investments prohibited by ERISA.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The target range of allocation percentages for each major category of plan assets is as follows:

Asset Category	Target Weight	Minimum Weight	Maximum Weight
Cash	0%	0%	10%
Equities:
US	66%	56%	76%
Non-US	7%	0%	14%
Fixed Income	27%	20%	37%

Equity investments must be listed on the New York, American, World, or other similar stock exchanges traded in the over-the-counter market with the requirement that such stocks have adequate liquidity relative to the size of the investment.

Fixed income investments must have a credit rating of B or better from Standard and Poor’s or Moody’s. The fixed income portfolio should be constructed so as to have an average maturity not exceeding 10 years. No more than 5% of the fixed income portfolio should be invested in any one issuer. (US treasury and agency securities are exempt from this restriction.)

Cash and equivalent instruments that are acceptable are repurchase agreements, bankers’ acceptances, US treasury bills, money market funds, and certificates of deposit.

The portfolio shall be structured to meet financial objectives over a period of 11 or more years. Over that time horizon, the total rate of return should equal at least 103% of the applicable blended benchmark returns and place in the top half of group performance. Benchmarks which may be used for portfolio performance comparison are as follows:

•	U.S. Large Cap Equities: S&P 500, Russell 1000, Russell 1000 Value, Russell 1000 Growth

•	U.S. Mid Cap Equities: S&P 400 Mid Cap, Russell Mid Cap Value, Russell Mid Cap Growth

•	U.S. Small Cap Equities: S&P 600 Small Cap, Russell 2000 Value, Russell 2000 Growth

•	Non-U.S. Equities: MSCI EAFE IL

•	Fixed Income: Lehman Brothers Intermediate Govt./Corp.

•	Cash: U.S. 3-Month Treasury Bill

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The fair values of the Retirement Plan assets as of December 31, 2010 and 2009 by asset category were as follows:

Asset Category	December 31, 2010	Level 1 Quoted Prices in Active Markets for Identical Assets	Level 2 Significant Other Observable Inputs	Level 3 Significant Unobservable Inputs
Cash	$401	$401	$—	$—
Equity Security:
Large-Cap	753	753	—	—
Mid-Cap	341	341	—	—
Small-Cap	502	502	—	—
Mixed-Cap	—	—	—	—
Global and International	427	427	—	—
Emerging Market	75	75	—	—
Fixed Income – Bonds	1,225	—	1,225	—
Other	22	—	9	13

Total	$3,746	$2,499	$1,234	$13

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $0.1 and $0.2 million for 2010 and 2009, respectively.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2010 and 2009, the amount of the non-qualified deferred compensation plan liability was $0.3 million.

Postretirement Benefits —The Bank provides certain postretirement benefits to select executive officers. As of December 31, 2010 and 2009, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2010 and 2009, $0.2 million was recorded in other liabilities for the split dollar benefit.

14. RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE

Basic EPS are computed by dividing net income after preferred stock dividends by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. All outstanding stock options previously granted expired on or before December 31, 2009. The Company’s stock option plan expired as of December 31, 2009. There was no dilutive effect from the outstanding stock options as of December 31, 2009.

15. RELATED PARTY TRANSACTIONS

In the ordinary course of business certain of the Company’s and Bank’s directors and executive officers, including immediate family members and companies in which they have an interest, are loan customers. Those transactions do not involve more than the normal risk of collectability nor do they present any unfavorable features. Total loans to such groups totaled $2.4 million as of December 31, 2010 and $2.6 million as of December 31, 2009. Unused lines available to be drawn were $0.2 million as of December 31, 2010 and 2009. The following table shows the related party transactions during 2010 and 2009.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

	December 31,	December 31,
	2010	2009
Beginning Balance	$2,617	$2,769
Draws	590	252
Repayments	(833)	(404)

Ending Balance	$2,374	$2,617

16. REGULATORY MATTERS AND RESTRICTIONS

On April 27, 2010, the Bank entered into a memorandum of understanding with the Federal Deposit Insurance Commission and the North Carolina Commissioner of Banks. The informal agreement requires the Bank take certain actions to enhance its management of adversely classified assets, remain well-capitalized and maintain adequate liquidity. It also restricts dividends that can’t be paid to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. On August 19, 2010, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond. The informal agreement requires the Company to receive prior approval for payment of any dividends, to repurchase stock, or to receive any dividends from the Bank.

Participation in the CDCI places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share ($0.05) declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2010 and 2009 are presented in the following tables:

	December 31, 2010
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$36,461	18.19%	$16,037	8.00%	$20,046	10.00%
The Bank	33,733	16.84	16,023	8.00	20,028	10.00

Tier 1 (to risk weighted assets)
The Company	$33,939	16.93%	$8,019	4.00%	$12,028	6.00%
The Bank	31,214	15.59	8,011	4.00	12,017	6.00

Tier 1 (to Average total assets)
The Company	$33,939	11.77%	$11,534	4.00%	$14,418	5.00%
The Bank	31,214	10.42	11,979	4.00	14,973	5.00

	December 31, 2009
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$36,871	15.58%	$18,934	8.00%	$23,667	10.00%
The Bank	33,257	14.11	18,854	8.00	23,568	10.00

Tier 1 (to risk weighted assets)
The Company	$33,908	14.33%	$9,467	4.00%	$14,200	6.00%
The Bank	30,306	12.86	9,427	4.00	14,141	6.00

Tier 1 (to Average total assets)
The Company	$33,908	13.00%	$10,435	4.00%	$13,044	5.00%
The Bank	30,306	11.30	10,727	4.00	13,409	5.00

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

17. HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) is as follows:

Condensed Balance Sheets:	As of December 31,
(Dollars in thousands)	2010	2009
Assets:
Cash and cash equivalents	$2,586	$3,011
Investment in subsidiary Bank	33,381	32,649
Other assets	514	1,039

Total Assets	$36,481	$36,699

Liabilities and Stockholders’ Equity:
Total liabilities	$71	$144
Shareholders’ equity	36,410	36,555

Total Liabilities and Stockholders’ Equity	$36,481	$36,699

Condensed Statements of Operations:	For the Years Ended December 31,
(Dollars in thousands)	2010	2009
Undistributed net earnings of subsidiary bank	$1,017	$858
Expenses, net	(203)	(198)

Net income	$814	$660

Condensed Cash Flows:	For the Years Ended December 31,
(Dollars in thousands)	2010	2009
Cash Flows from operating activities:
Net income	$814	$660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net earnings of subsidiary	(1,017)	(858)
Decrease (increase) in other assets	512	(694)
Decrease in other liabilities	(73)	(626)

Net cash provided by (used in) operating activities	236	(1,518)

Investing Activities:
Additional investments in subsidiary	—	(7,000)

Net cash used in investing activities	—	(7,000)

Financing activities:
Issuance of preferred stock, net of issuance costs	—	11,719
Dividends paid	(661)	(504)

Net cash (used in) provided by financing activities	(661)	11,215
Net (decrease) increase in cash and cash equivalents	(425)	2,697
Cash and cash equivalents at beginning of year	3,011	314

Cash and cash equivalents at end of year	$2,586	$3,011

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

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2010 and 2009, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at December 31, 2010 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$10	$12,887	$12,897
One to three years	100	1,996	2,096
Three to five years	—	4,684	4,684
More than five years	—	2,238	2,238

	$110	$21,805	$21,915

19. FAIR VALUE MEASUREMENT

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

For assets and liabilities recorded at fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale is recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has none of these instruments at December 31, 2010.

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities. The Company has Level 2 securities at December 31, 2010.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets. The Company has Level 3 assets and liabilities at December 31, 2010.

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. Impaired loans are generally classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s selling costs and other expenses. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

The following tables summarize quantitative disclosures about the fair value measurement for each category of assets carried at fair value as of December 31, 2010 and 2009.

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Government sponsored MBS
Residential	$13,712	$—	$13,712	$—
Non-Government sponsored MBS
Residential	205	—	205	—
Municipal securities
North Carolina	3,186	—	3,186	—
Out of state	3,524	—	3,524	—
Mortgage Servicing Rights	66	—	—	66

Nonrecurring:
Other real estate owned	1,915	—	—	1,915
Impaired and TDR loans	15,466	—	—	15,466

Total	$38,074	$—	$20,627	$17,447

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Recurring:
Government sponsored MBS
Residential	$9,244	$—	$9,244	$—
Non-Government sponsored MBS
Residential	307	—	307	—
Municipal securities
North Carolina	4,517	—	4,517	—
Out of state	3,631	—	3,631	—
Mortgage Servicing Rights	65	—	—	65

Nonrecurring:
Other real estate owned	2,176	—	—	2,176
Impaired and TDR loans	10,190	—	—	10,190

Total	$30,130	$—	$17,699	$12,431

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

The fair value of performing loans is typically calculated by discounting scheduled cash flows through their estimated maturity, using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans. The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions. The Bank does not use an illiquidity discount when valuing the loan portfolio.

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

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

As of December 31, 2010 and 2009, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$74,575	$74,575	$30,313	$30,313
Marketable securities	20,627	20,627	17,699	17,699
Other invested assets	948	948	1,061	1,061
Loans, net of allowances for loan losses	197,920	202,826	206,547	212,158
Accrued interest receivable	627	627	935	935

Liabilities:
Deposits	$269,684	$269,596	$224,807	$228,506
Other borrowings	745	780	7,766	6,951
Accrued interest payable	306	306	188	188

The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. The Company elected not to implement the fair value option.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company’s internal control over financial reporting as of December 31, 2010. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework, to make its assessment. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for the Company as of December 31, 2010, is effective.

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

M&F BANCORP, INC AND SUBSIDIARY

Notes to Consolidated Financial Statements (continued)

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting Company regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting Company pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes In Internal Control Over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

M&F BANCORP, INC. AND SUBSIDIARY

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Directors and Executive Officers – The information required by this Item regarding the Company’s directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I—Election of Directors” and “Executive and Director Compensation”, in the Company’s Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during June 2011, which sections are incorporated herein by reference.

(b)	Section 16(a) Compliance – The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

(c)	Code of Ethics – The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company’s Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company’s website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

(d)	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company’s website.

(e)	Audit Committee – The information required by the Item regarding the Company’s Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

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

M&F BANCORP, INC. AND SUBSIDIARY

PART IV

ITEM 15.	EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 16	Letter from McGladrey & Pullen, LLP, regarding change in certifying accountant, dated April 8, 2009, incorporated herein by reference to Exhibit 16.1 of the Current Report on Form 8-K, filed with the SEC on April 8, 2009.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Form 10-KSB, filed with the SEC on March 31, 2006.

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

*	management contracts and compensatory arrangements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: March 29, 2011	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders	President, Chief Executive Officer and Director	March 29, 2011
Kim D. Saunders	(Principal Executive Officer)

/s/ Lyn Hittle	Chief Financial Officer	March 29, 2011
Lyn Hittle	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Stewart	Chairman of the Board	March 29, 2011
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	March 29, 2011
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	March 29, 2011
Michael L. Lawrence

/s/ Joseph M. Sansom	Director	March 29, 2011
Joseph M. Sansom

/s/ Aaron L. Spaulding	Director	March 29, 2011
Aaron L. Spaulding

/s/ James H. Speed, Jr.	Director	March 29, 2011
James H. Speed, Jr.

/s/ Connie J. White	Director	March 29, 2011
Connie J. White

M&F BANCORP, INC. AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.