Form 10-Q
period 2011-03-31
M&F BANCORP INC /NC/
filed 2011-05-16
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number 000-027307

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

As of May 16, 2011, there were 2,031,337 shares outstanding of the issuer’s common stock, no par value.

M&F BANCORP, INC.

i

M&F BANCORP, INC.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$59,957	$74,575
Investment securities available for sale, at fair value	23,387	20,627
Other invested assets	948	948
Loans, net of unearned income and deferred fees	197,881	201,771
Allowances for loan losses	(3,821)	(3,851)

Loans, net	194,060	197,920

Interest receivable	624	627
Bank premises and equipment, net	4,486	4,585
Cash surrender value of bank-owned life insurance	5,612	5,564
Other real estate owned	2,720	1,915
Deferred tax assets and taxes receivable, net	4,297	4,434
Other assets	1,129	1,150

TOTAL ASSETS	$297,220	$312,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest-bearing deposits	$212,557	$225,119
Noninterest-bearing deposits	41,620	44,565

Total deposits	254,177	269,684
Other borrowings	740	745
Other liabilities	5,517	5,506

Total liabilities	260,434	275,935

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of March 31, 2011 and December 31, 2010	11,722	11,722
Common stock, no par value 10,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 2,031,337 shares issued and outstanding as of March 31, 2011 and December 31, 2010	8,732	8,732
Retained earnings	17,570	17,264
Accumulated other comprehensive loss	(1,238)	(1,308)

Total stockholders’ equity	36,786	36,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,220	$312,345

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
(Dollars in thousands except for share and per share data)	March 31,
(Unaudited)	2011	2010
Interest income:
Loans, including fees	$2,857	$3,155
Investment securities, including dividends
Taxable	122	113
Tax-exempt	64	81
Other	40	14

Total interest income	3,083	3,363

Interest expense:
Deposits	395	536
Borrowings	1	1

Total interest expense	396	537

Net interest income	2,687	2,826
Less (recovery) provision for loan losses	(250)	191

Net interest income after provision for loan losses	2,937	2,635

Noninterest income:
Service charges	350	423
Rental income	85	61
Cash surrender value of life insurance	48	48
Realized gain on sale of securities	13	16
Realized gain on sale of other real estate owned	2	14
Realized gain (loss) on disposal of assets	79	(3)
Other expense	(2)	(1)

Total noninterest income	575	558

Noninterest expense:
Salaries and employee benefits	1,375	1,238
Occupancy and equipment	402	395
Directors fees	81	87
Marketing	59	38
Professional fees	246	254
Information technology	216	225
FDIC deposit insurance	200	239
OREO expense, net	78	31
Other	350	405

Total noninterest expense	3,007	2,912

Income before income taxes	505	281
Income tax expense	140	59

Net income	365	222
Less preferred stock dividends and accretion	(59)	(146)

Net income available to common stockholders	$306	$76

Basic and diluted earnings per share of common stock:	$0.15	$0.04
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337
Dividends per share of common stock	$—	$0.0175

See notes to consolidated financial statements.

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31, 2011 and 2010

(Dollars in thousands except for share data) (Unaudited)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of preferred stock issuance costs			1			1
Comprehensive income:
Net income				222		222
Other comprehensive loss, net of tax benefit of $18					(25)	(25)

Total comprehensive income, net of tax expense $41						197
Dividends declared on preferred stock				(146)		(146)
Dividends declared on common stock ($0.0175 per share)				(35)		(35)

Balances as of March 31, 2010	2,031,337	$8,732	$11,720	$17,169	$(1,049)	$36,572

Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410

Comprehensive income:
Net income				365		365
Other comprehensive income, net of tax expense of $22					70	70

Total comprehensive income, net of tax expense of $162						435
Dividends declared on preferred stock				(59)		(59)

Balances as of March 31, 2011	2,031,337	$8,732	$11,722	$17,570	$(1,238)	$36,786

See notes to consolidated financial statements

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(Dollars in thousands) (Unaudited)	2011	2010

Cash flows from operating activities:
Net income	$365	$222
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery) provision for loan losses	(250)	191
Depreciation and amortization	97	102
(Gain) loss on disposition of asset	(79)	3
Amortization of discounts/premiums on investments, net	4	5
Loan purchase accounting amortization, net	43	43
Deferred loan origination fees and costs, net	6	61
Gains on sale of available for sale securities	(13)	(16)
Increase in cash surrender value of bank owned life insurance	(48)	(48)
Gain on sale of other real estate owned	—	(14)
Writedown of other real estate owned	43	17
Changes in:
Accrued interest receivable and other assets	138	48
Other liabilities	11	90

Net cash provided by operating activities	317	704
Cash flows from investing activities:
Activity in available-for-sale securities:
Maturities, prepayments and calls	497	443
Principal collections	799	922
Purchases	(3,954)	(1,000)
Net decrease in loans	3,213	1,440
Purchases of bank premises and equipment	(4)	(29)
Proceeds from disposition of asset	85	—
Proceeds from sale of real estate owned	—	96

Net cash provided by investing activities	636	1,872
Cash flows from financing activities:
Net (decrease) increase in deposits	(15,507)	13,236
Net decrease from other borrowings	(5)	(6,005)
Cash dividends	(59)	(196)

Net cash (used in) provided by financing activities	(15,571)	7,035

Net (decrease) increase in cash and cash equivalents	(14,618)	9,611
Cash and cash equivalents as of the beginning of the period	74,575	30,313

Cash and cash equivalents as of the end of the period	$59,957	$39,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$417	$478
Income taxes	30	5

See notes to consolidated financial statements.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, March 31, 2011 (unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2010, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2010.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

Reclassification—Certain amounts in the Consolidated Financial Statements for the three months ended March 31, 2010 have been reclassified to conform to the 2011 presentation. These reclassifications have had no impact on reported amounts of net income, stockholders’ equity or total assets.

New Accounting Pronouncements –

The Financial Accounting Standards Board (“FASB”) elected to defer the disclosures related to troubled debt restructurings (“TDRs”) included within Accounting Standards Update (“ASU”) No. 2010-20. In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of TDRs and their effect on the Allowance for the period ending March 31, 2011. The amendments in this ASU defer the effective date related to these disclosures, enabling creditors to provide those disclosures after the FASB completes its project clarifying the guidance for determining what constitutes a TDRs. Currently, that guidance is expected to be effective for interim and annual periods ending after June 15, 2011. As the provisions of this ASU only defer the effective date of disclosure requirements related to TDRs, the adoption of this ASU will have no impact on the Company’s Consolidated Statements of Income and Balance Sheets.

In April 2011, the Financial FASB released ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which is additional guidance/clarification of Accounting Standards Codification (“ASC”) No. 310. This ASU is effective for interim or annual periods beginning on or after June 15, 2011. The Company has classified modifications that result from the borrower’s financial difficulty as TDRs and believes this guidance does not result in any additional debt being classified as a TDR.

2. INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of March 31, 2011 and December 31, 2010, all investment securities were classified as available for sale.

Our available for sale securities totaled $23.4 million and $20.6 million as of March 31, 2011 and December 31, 2010, respectively. Securities with a fair value of $0.6 million, were pledged to the Federal Reserve and an additional $5.8 million and $2.2 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at March 31, 2011 and December 31, 2010, respectively. Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“US Agencies”)

•	U.S. Government sponsored residential mortgage backed securities (“MBS”),

•	Non-Government sponsored residential MBS, and

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

•	Municipal securities (“Municipals”):

•	North Carolina

•	Out of state

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2011 and December 31, 2010 were:

(Dollars in thousands) (Unaudited)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011
US Agencies	$998	$—	$(10)	$988
Government sponsored MBS
Residential	15,755	320	(117)	15,958
Non-Government sponsored MBS
Residential	169	6	—	175
Municipal securities
North Carolina	2,665	62	(15)	2,712
Out of state	3,565	39	(50)	3,554

Total at March 31, 2011	$23,152	$427	$(192)	$23,387

December 31, 2010
Government sponsored MBS
Residential	$13,554	$326	$(168)	$13,712
Non-Government sponsored MBS
Residential	201	4	—	205
Municipal securities
North Carolina	3,164	65	(43)	3,186
Out of state	3,565	26	(67)	3,524

Total at December 31, 2010	$20,484	$421	$(278)	$20,627

Sales and calls of securities available for sale for the three months ended March 31, 2011 and March 31, 2010 resulted in aggregate gross realized gains of $13 thousand and $16 thousand, respectively. During the same three month periods the Company realized no gross losses.

The amortized cost and estimated market values of securities as of March 31, 2011 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

(Dollars in thousands)	As of March 31, 2011
(Unaudited)	Fair Value	Amortized Cost	Average Yield
US Agencies
Due within one year	$988	$998	3.03%

Total US government agencies	$988	$998	3.03%

Government sponsored MBS
Residential
Due after one year through five years	$8	$8	1.79%
Due after five years through ten years	463	435	5.27
Due after ten years	15,487	15,312	3.75

Total government sponsored MBS	$15,958	$15,755	3.79%

Non-Government sponsored MBS
Residential
Due after ten years	$175	$169	4.17%

Municipal bonds
North Carolina
Due after one year through five years	$989	$935	3.58%
Due after five years through ten years	1,723	1,730	3.74

Total North Carolina municipal bonds	$2,712	$2,665	3.68%

Out of state
Due within one year	$552	$554	4.73%
Due after one year through five years	1,860	1,856	4.02
Due after five years through ten years	1,142	1,155	4.08

Total out of state municipal bonds	$3,554	$3,565	4.15%

As of March 31, 2011 and December 31, 2010, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Fair Value		Fair Value		Fair Value
	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
(Unaudited)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2011
US Agencies	$988	$(10)	$—	$—	$988	$(10)
Government sponsored MBS
Residential	9,419	(117)	—	—	9,419	(117)
Municipal securities
North Carolina	764	(15)	—	—	764	(15)
Out of state	1,047	(50)	—	—	1,047	(50)

Total at March 31, 2011	$12,218	$(192)	$—	$—	$12,218	$(192)

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

	Fair Value		Fair Value		Fair Value
	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2010
Government sponsored MBS
Residential	$7,725	$(168)	$—	$—	$7,725	$(168)
Municipal securities
North Carolina	1,687	(43)	—	—	1,687	(43)
Out of state	2,085	(67)	—	—	2,085	(67)

Total at December 31, 2010	$11,497	$(278)	$—	$—	$11,497	$(278)

All securities owned as of March 31, 2011 and December 31, 2010 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other-than-temporary impairment, at least, on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2011 and December 31, 2010, the Company held 19 and 20 investment positions, respectively, with unrealized losses of $0.2 million and $0.3 million, respectively. These investments were in Municipals, US Agencies, and MBS guaranteed by the full faith and credit of the U.S. Government. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary.

The Company has stock in the Federal Home Loan Bank of Atlanta (“FHLB”), classified on the Consolidated Balance Sheets as Other Invested Assets, which is evaluated on a quarterly basis for other-than-temporary impairment. The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters. The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

3. RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

Basic EPS is computed by dividing net income after preferred stock dividends by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. There are no stock options or warrants outstanding.

4. OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income and all other changes to the Company’s equity, with the exception of transactions with stockholders. The Company’s other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

	For the Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2011	2010
Net income	$365	$222

Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale, net of taxes	105	(27)
Reclassification adjustments for gains included in income before income tax expense	(13)	(16)

Other comprehensive income (loss) before tax expense	92	(43)
Less: Changes in deferred income taxes related to change in unrealized gains (losses) on securities available for sale	22	(18)

Other comprehensive income (loss), net of taxes	70	(25)

Total comprehensive income	$435	$197

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial non-accruing loans. Impaired loans exclude smaller balance homogeneous loans (consumer and small business non-accruing loans) not in the process of foreclosure that are collectively evaluated

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

for impairment. All TDR loans are considered impaired, as well.

For all classes of commercial loans, a quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of new non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk.

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized or the difference is charged-off. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

If a loan or a portion of a loan is classified as doubtful or is partially charged-off, the loan is generally classified as non-accrual. Loans that are on a current payment status or past due less than 90 days may also be classified as impaired if full repayment of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

In the case where a non-accrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charged-off balances have been fully recovered.

Loans Modified in a Troubled Debt Restructuring (“TDR”) — Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. If the borrower’s ability to meet the revised payment schedule is in question the loan is charged-off or foreclosed.

Allowances for Loan Losses — The Company’s reserve for credit losses is comprised of two components, the allowance for loan and lease losses and the reserve for unfunded commitments (the “Unfunded Reserve”). The allowance for loan losses is a valuation allowance which is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The Unfunded Reserve is reflected in Other liabilities on the Consolidated Balance Sheets, and the expense is recorded in Other noninterest expense.

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

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements.

A specific loss allowance is established for impaired loans based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC No. 310, Receivables. The loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The process of assessing the adequacy of the allowance for loan losses is inherently subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company and the Bank are subject to periodic examination by their federal and state banking regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of March 31, 2011 and December 31, 2010 was as follows:

	As of March 31, 2011	As of December 31, 2010
(Dollars in thousands)
Commercial	$8,799	$9,148
Commercial real estate:
Construction	1,175	1,187
Owner occupied	21,793	22,395
Other	24,008	24,265
Faith-based non-profit
Construction	7,180	9,840
Owner occupied	77,189	79,490
Other	6,369	2,127
Residential real estate:
First mortgage	31,002	32,284
Multifamily	7,783	7,892
Home equity	4,682	5,123
Construction	2,271	2,243
Consumer	2,141	2,218
Other loans	3,489	3,559

Loans, net of deferred fees	197,881	201,771
Allowance for loan losses	(3,821)	(3,851)

Loans, net of allowance for losses	$194,060	$197,920

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of March 31, 2011, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, comprised approximately 45.9% of the total loan portfolio and the reserve for these loans is 31.9% of the total allowance. Historically the Bank has experienced low levels of loan losses in this niche; however repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the current economic downturn.

In 2010, management enhanced its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of March 31, 2011:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	March 31, 2011 Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$68	$61	$196	$—	$—	$325
Collectively evaluated for impairment	585	671	1,092	888	93	167	3,496

Total ending allowance balance	$585	$739	$1,153	$1,084	$93	$167	$3,821

Loans:
Loans individually evaluated for impairment	$1,180	$5,452	$13,994	$1,494	$—	$—	$22,120
Loans collectively evaluated for impairment	7,619	41,524	76,744	44,244	2,141	3,489	175,761

Total ending loans balance	$8,799	$46,976	$90,738	$45,738	$2,141	$3,489	$197,881

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2010:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	December 31, 2010 Residential Real Estate	Consumer	Other Loans	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$118	$—	$—	$118
Collectively evaluated for impairment	651	651	1,289	927	105	110	3,733

Total ending allowance balance	$651	$651	$1,289	$1,045	$105	$110	$3,851

Loans:
Loans individually evaluated for impairment	$1,180	$5,730	$7,270	$1,272	$—	$—	$15,452
Loans collectively evaluated for impairment	7,968	42,117	84,187	46,270	2,218	3,559	186,319

Total ending loans balance	$9,148	$47,847	$91,457	$47,542	$2,218	$3,559	$201,771

Total impaired loans including TDR loans was $22.1 million as of March 31, 2011 and $15.5 million as of December 31, 2010.

The following tables show impaired loans, excluding TDR loans, with and without valuation allowances as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$7,180	$6,426
Loans with allocated allowance for loan losses	2,067	564

Total	$9,247	$6,990

Amount of the allowance for loan losses allocated	$268	$109

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Average of individually impaired loans	$8,119	$5,337

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The following table shows TDR loans with and without valuation allowances as of the periods ending March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$12,420	$8,413
Loans with allocated allowance for loan losses	453	49

Total	$12,873	$8,462

Amount of the allowance for loan losses allocated	$54	$9

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Average of TDR loans during year	$10,668	$7,335

The following table presents loans individually evaluated for impairment, excluding TDR loans, by class of loans as of March 31, 2011.

	March 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial real estate:
Owner occupied	$768	$766	$—	$8
Other	64	64	—	—
Faith-based non-profit:
Owner occupied	6,350	6,343	—	—
Residential real estate:
Multifamily	7	7	—	—
With an allowance recorded:
Commercial real estate other	75	74	20	—
Faith-based non-profit
Owner Occupied	868	868	59	8
Other	48	48	2
Residential real estate:				—
First mortgage	525	524	48	—
Multifamily	459	459	116	—
Home equity	94	94	23	—

Total	$9,258	$9,247	$268	$16

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding troubled debt restructures, by class of loans as of December 31, 2010.

	December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial real estate:
Owner occupied	$1,358	$1,355	$—	$31
Other	65	65	—	4
Faith-based non-profit:
Owner occupied	4,474	4,466	—	247
Residential real estate:
First mortgage	207	207	—	10
Multifamily	322	322	—	14
Home Equtiy	11	11	—	—

With an allowance recorded:
Residential real estate:
First mortgage	324	323	8	13
Multifamily	143	143	61	3
Home equity	98	98	40	—

Total	$7,002	$6,990	$109	$322

The recorded investment in loan balance is net of deferred fees and costs, where applicable. Disclosure of interest income recognized on a cash basis on impaired loans is not provided, as it was deemed to be immaterial by management.

The following table presents TDRs by class of loans as of March 31, 2011:

(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial	$1,567		$1,567	$1,180	$—	$—
Commercial real estate:			—
Construction	1,035		1,035	1,035	—	8
Owner occupied	482		482	482	—	—
Other	2,617		2,617	2,617	—	—
Faith-based non-profit:			—
Owner occupied	6,735	(103)	6,632	6,734	—	50
Residential real estate:			—
First mortgage	381	381	372	—	—	2

With an allowance recorded:
Commercial real estate:
Other	414	—	414	414	49	6
Residential real estate:
First mortgage	39	(7)	32	39	5	—

Total	$13,270	$(110)	$13,160	$12,873	$54	$66

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The following table presents TDRs by class of loans as of December 31, 2010:

(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—	32
Owner occupied	744	—	744	744	—
Other	3,034	—	3,034	3,034	—	32
Faith-based and non-profit:
Owner occupied	2,301	(103)	2,198	2,299	—	201
Residential real estate:
First mortgage	118	(6)	112	118	—	4

With an allowance recorded:
Residential real estate:
First mortgage	49	—	49	49	9	2

Total	$8,464	$(109)	$8,355	$8,462	$9	$271

The recorded investment in loan balance is net of deferred fees and costs where applicable.

Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Unrecognized income on non-accrual loans as of March 31, 2011 and December 31, 2010 was $1.7 million and $1.2 million, respectively.

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Commercial	1,180	1	—	—
Commercial real estate:
Construction	651	1	—	—
Owner occupied	1,012	5	—	—
Other	2,756	4	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	3,833	4	—	—
Other			49	2

Residential real estate:
First mortgage	3,006	36	—	—
Multifamily	465	3	—	—
Home equity	470	5	—	—

Total	$13,373	59	$49	2

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Owner occupied	3,356	3	3,256	2

Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—

Total	$12,572	53	$3,743	5

Those loans over 90 days still accruing were in the process of modification. In these cases, the borrowers are still making payments.

The following table presents loans not past due and the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$—	$16	$1,180	$1,196	$7,603	$8,799
Commercial real estate:
Construction	—	—	650	650	525	1,175
Owner occupied	157	—	777	934	20,859	21,793
Other	56	—	2,756	2,812	21,196	24,008
Faith-based non-profit:
Construction	—	—	—	—	7,180	7,180
Owner occupied	3,137	580	3,781	7,498	69,691	77,189
Other	8	48	—	56	6,313	6,369
Residential real estate:
First mortgage	661	838	1,956	3,455	27,547	31,002
Multifamily	—	—	465	465	7,318	7,783
Home equity	308	17	463	788	3,894	4,682
Construction	—	—	—	—	2,271	2,271
Consumer	60	31	—	91	2,050	2,141
Other loans	—	—	—	—	3,489	3,489

Total	$4,387	$1,530	$12,028	$17,945	$179,936	$197,881

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The following table presents total loans and the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
Commercial	$3	$17	$1,180	$1,200	$7,948	$9,198
Commercial real estate:
Construction	—	—	650	650	537	1,187
Owner occupied	54	70	1,640	1,764	20,631	22,395
Other	92	—	3,100	3,192	21,073	24,265
Faith-based non-profit:
Construction	—	—	—	—	9,840	9,840
Owner occupied	703	721	6,557	7,981	71,509	79,490
Other	—	—	—	—	2,127	2,127
Residential real estate:
First mortgage	1,172	226	2,226	3,624	28,660	32,284
Multifamily	—	—	465	465	7,427	7,892
Home equity	625	—	109	734	4,389	5,123
Construction	—	—	—	—	2,243	2,243
Consumer	18	2	—	20	2,198	2,218
Other loans	—	—	—	—	3,559	3,559

Total	$2,667	$1,036	$15,927	$19,630	$182,141	$201,771

Changes in the allowances for loan losses as of and for the three months ended March 31, 2011 are as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Total ending allowance balance as of December 31, 2010	$649	$651	$1,291	$1,045	$105	$110	$3,851
For the quarter ended March 31, 2011:
Charge-offs	—	—	—	—	—	(7)	(7)
Recoveries	94	123	—	—	—	10	227
Provision (increase) decrease	(158)	(35)	(138)	39	(12)	54	(250)

Total ending allowance balance as of March 31, 2011	585	739	1,153	1,084	93	167	3,821

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The following table shows the changes in the allowance for loan losses for the three months ended March 31, 2010:

As of and for the three months ended March 31, 2010:

(Unaudited)
(Dollars in thousands)	2010
Average amount of loans outstanding, net of unearned income/expense	$207,943
Amount of loans outstanding at quarter end, net of unearned income	208,478
Allowance for loan losses:
Balance at beginning of year	$3,564
Loans charged-off:
Consumer real estate mortgage	4

Total charge-offs	4
Recoveries of loans previously charged-off:
Commercial	—
Commercial real estate	1
Consumer real estate mortgage	2

Total recoveries	3

Net loans charged off	1
Bounce protection charge-offs (net)	5
Provision for loan losses	191

Balance at end of year	$3,749

The Company experienced $0.2 million in net loans recoveries for the three months ended March 31, 2011 compared to $1 thousand in net loan charge-offs for the three months ended March 31, 2010 and $0.2 million in net loan charge-offs for the year ended December 31, 2010. Utilizing a rolling eight quarters, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.82% as of March 31, 2010 to 0.70% as of December 31, 2010, and to 0.61% as of March 31, 2011.

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

•

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

•

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR.

•

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Management’s definitions of risk characteristics were reviewed and updated during 2010.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)
Commercial	$7,382	$231	$1,186	$—
Commercial real estate:
Construction	108	32	1,035	—
Owner occupied	17,046	1,919	2,828	—
Other	16,440	1,507	6,061	—
Faith-based and non-profit:
Construction	6,891	—	289	—
Owner occupied	54,956	4,953	17,280	—
Other	6,292	21	56	—
Residential real estate:
First mortgage	25,223	1,355	4,424	—
Multifamily	7,185	67	531	—
Home equity	4,184	71	427	—
Construction	2,271	—	—	—
Consumer	2,092	—	49	—
Other loans	376	—	3,113	—

Total	$150,446	$10,156	$37,279	$—

The respective allowance for loan losses for these loans as of March 31, 2011, is as follows:

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)
Commercial	$572	$13	$1	$—
Commercial real estate:
Construction	2	1	—	—
Owner occupied	306	29	19	—
Other	248	23	111	—
Faith-based and non-profit:
Construction	95	—	4	—
Owner occupied	782	56	121	—
Other	92	—	2	—
Residential real estate:
First mortgage	493	21	113	—
Multifamily	159	1	116	—
Home equity	118	2	28	—
Construction	32	—	—	—
Consumer	91	—	2	—
Other loans	28	—	140	—

Total	$3,018	$146	$657	$—

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

As of December 31, 2010, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)
Commercial	$7,495	$234	$1,419	$—
Commercial real estate:
Construction	115	34	1,038	—
Owner occupied	17,312	1,759	3,324	—
Other	16,637	1,529	6,099	—
Faith-based and non-profit:
Construction	9,560	—	280	—
Owner occupied	59,893	2,940	16,657	—
Other	2,057	22	48	—
Residential real estate:
First mortgage	26,951	1,362	3,971	—
Multifamily	7,293	67	532	—
Home equity	4,544	73	506	—
Construction	2,243	—	—	—
Consumer	2,158	—	60	—
Other loans	437	—	3,122	—

Total	$156,695	$8,020	$37,056	$—

The respective allowance for loan losses for these loans as of December 31, 2010, is as follows:

	Pass	Special Mention	Substandard	Doubtful
(Dollars in thousands)
Commercial	$629	$19	$3	$—
Commercial real estate:
Construction	2		—	—
Owner occupied	312	23	33	—
Other	217	20	44	—
Faith-based and non-profit:
Construction	125	—	4	—
Owner occupied	933	40	157	—
Other	27	1	2	—
Residential real estate:
First mortgage	515	19	68	—
Multifamily	179	3	63	—
Home equity	120	2	46	—
Construction	30	—	—	—
Consumer	103	—	2	—
Other loans	66	—	44	—

Total	$3,258	$127	$466	$—

6. BORROWINGS

Borrowings as of March 31, 2011 and December 31, 2010 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 basis points (“bps”) which matures in 2020.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

The Company has federal funds lines of credit with three correspondent banks totaling $12.0 million. The Company periodically tests its federal funds lines of credit with these correspondent banks. These lines were tested in the quarter ended March 31, 2011. The Company had a federal funds line with Nexity Bank for $3 million. That bank was closed by the FDIC and the Alabama State Banking Commission on April 15, 2011. The newly chartered bank, AloStar Bank will continue to service the correspondent accounts and federal funds lines that it assumed from Nexity.

7. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the three months ended March 31, 2011 totaled $47 thousand. There were no contributions paid during the three months ended March 31, 2010. The Cash Balance Plan was not fully funded as of March 31, 2011 and December 31, 2010. The Bank expects to provide $0.2 million in funding to the Cash Balance Plan in 2011. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $12.9 million face value covering all the participants in the SERP. Increases in the cash value of the BOLI policies totaled $48 thousand for the three months ended March 31 2011, and 2010. The cash value of the BOLI owned by the Bank was $5.6 million as of March 31, 2011 and December 31, 2010. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2011.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended March 31, 2011 and March 31, 2010 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
(Unaudited)
Service cost	$34	$34	$—	$—	$34	$34
Interest cost	62	63	27	28	89	91
Expected return on plan assets	(60)	(53)	—	—	(60)	(53)
Amortization of prior service costs	—	—	1	1	1	1
Recognized net actuarial gain	38	38	1	—	39	38

Net periodic cost	$74	$82	$29	$29	$103	$111

The Bank had a liability for the Cash Balance Plan of $1.4 million for both periods ending March 31, 2011 and December 31, 2010. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefit obligations for the SERP was $2.1 million for both periods ending March 31, 2011 and December 31, 2010. The balance is included in Other Liabilities within the Consolidated Balance Sheets. The March 31, 20111 fair value of the pension plan assets is immaterially different from what was reported for December 31, 2010 in the 2010 10-K.

Retirement Plan Assets— In general, the plan’s investment management organizations make reasonable efforts to control market fluctuations through appropriate techniques including, but not limited to, adequate diversification. The specific investment strategy adopted by the plan, referred to as the Long Term Growth of Capital Strategy attempts to achieve long-term growth of capital with little concern for current income. Typical investors in this portfolio have a relatively aggressive investment philosophy, seeking long term growth, and are not looking for current dividend income.

Prohibited investments include commodities and futures contracts, private placements, options, transactions which would result in unrelated business taxable income, and other investments prohibited by ERISA.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

Equity investments must be listed on the New York, American, World, or other similar stock exchanges traded in the over-the-counter market with the requirement that such stocks have adequate liquidity relative to the size of the investment.

Fixed income investments must have a credit rating of B or better from Standard and Poor’s or Moody’s. The fixed income portfolio should be constructed so as to have an average maturity not exceeding 10 years. No more than 5% of the fixed income portfolio should be invested in any one issuer. (U.S. treasury and agency securities are exempt from this restriction.)

Cash and equivalent instruments that are acceptable are repurchase agreements, bankers’ acceptances, U.S. treasury bills, money market funds, and certificates of deposit.

The portfolio shall be structured to meet financial objectives over a period of 11 or more years. Over that time horizon, the total rate of return should equal at least 103% of the applicable blended benchmark returns and place in the top half of group performance. Benchmarks which may be used for portfolio performance comparison are as follows:

•	U.S. Large Cap E quities: S&P 500, Russell 1000, Russell 1000 Value, Russell 1000 Growth

•	U.S. Mid Cap Equities: S&P 400 Mid Cap, Russell Mid Cap Value, Russell Mid Cap Growth

•	U.S. Small Cap Equities: S&P 600 Small Cap, Russell 2000 Value, Russell 2000 Growth

•	Non-U.S. Equities: MSCI EAFE IL

•	Fixed Income: Lehman Brothers Intermediate Govt./Corp.

•	Cash: U.S. 3-Month Treasury Bill

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $44 thousand and $50 thousand for the three months ended March 31, 2011 and March 31, 2010, respectively.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At March 31, 2011 and December 31, 2010, the amount of the non-qualified deferred compensation plan liability was $0.3 million.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of March 31, 2011 and December 31, 2010, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. Thereafter, amounts are accrued by a charge to employee benefits. As of March 31, 2011 and December 31, 2010, $0.2 million was recorded in other liabilities for the split dollar benefit.

8. COMMITMENTS AND CONTINGENCIES

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

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

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

Financial instruments whose contract amounts represent credit risk as of March 31, 2011 and December 31, 2010, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at March 31, 2011 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$123	$9,134	$9,257
One to three years	71	1,707	1,778
Three to five years	—	85	85
More than five years	—	2,273	2,273

	$194	$13,199	$13,393

9. FAIR VALUE MEASUREMENT

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

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets.

Assets and Liabilities Measured on a Recurring Basis:

AFS Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agency securities, mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Mortgage Serving Rights: Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company stratifies its mortgage servicing portfolio on the basis of loan type. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Assets measured at fair value on a recurring basis as of March 31, 2011 were:

(Dollars in thousands) (Unaudited)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
US Agencies	$988	$—	$988	$—
Government sponsored MBS
Residential	15,958	—	15,958	—
Non-Government sponsored MBS
Residential	175	—	175	—
Municipal securities
North Carolina	2,712	—	2,712	—
Out of state	3,554	—	3,554	—
Mortgage Servicing Rights	63	—	—	63

Total	$23,450	$—	$23,387	$63

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

Assets measured at fair value on a recurring basis as of December 31, 2010 were:

(Dollars in thousands)		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Recurring:
Government sponsored MBS
Residential	$13,712	$—	$13,712	$—
Non-Government sponsored MBS
Residential	205	—	205	—
Municipal securities
North Carolina	3,186	—	3,186	—
Out of state	3,524	—	3,524	—
Mortgage Servicing Rights	66	—	—	66

	$20,693	$—	$20,627	$66

The table below displays the change in all recurring Level 3 Assets from December 31, 2010 to March 31, 2011:

(Dollars in thousands)	Mortgage Servicing Rights
(Unaudited)
Beginning balance (December 31, 2010)	$66
Amortization	3

Ending Balance (March 31, 2011)	$63

Assets and Liabilities Measured on a Nonrecurring Basis:

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring Level 2. When an appraisal value is not available or management determines the fair value of the collateral has deteriorated below the appraisal value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s selling costs and other expenses. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

Other real estate owned: Foreclosed assets are adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less estimated carry costs and costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records the foreclosed asset as nonrecurring Level 3.

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

Assets measured at fair value on a nonrecurring basis as of March 31, 2011 were:

(Dollars in thousands) (Unaudited) Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$2,720	$—	$—	$2,720
Impaired and TDR loans	21,798	—	—	21,798

Total	$24,518	$—	$—	$24,518

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 were:

(Dollars in thousands) Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$1,915	$—	$—	$1,915
Impaired and TDR loans	15,348	—	—	15,348

Total	$17,263	$—	$—	$17,263

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2010 or 2011.

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

The fair value of performing loans is typically calculated by discounting scheduled cash flows through their estimated maturity, using estimated market discount rates that reflect the credit and interest rate risk inherent in each group of loans. The estimate of maturity is based on contractual maturities for loans within each group, or on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic conditions. The Bank does not use an illiquid discount when valuing the loan portfolio.

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

M&F BANCORP, INC.

Notes to Consolidated Financial Statements continued

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

As of March 31, 2011 and December 31, 2010, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands) (Unaudited)	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$59,957	$59,957	$74,575	$74,575
Marketable securities	23,387	23,387	20,627	20,627
Loans, net of allowances for loan losses	194,060	197,646	197,920	202,826
Accrued interest receivable	624	624	627	627

Liabilities:
Deposits	$254,177	$254,132	$269,684	$269,596
Other borrowings	740	781	745	780
Accrued interest payable	144	144	306	306

10. SUBSEQUENT EVENTS

On April 15, 2011, the FDIC and the State of Alabama Banking Department closed Nexity Bank, a bank with which the Company had a fully insured deposit account as well as a federal funds line of credit. AloStar Bank acquired the deposits and assumed the federal funds lines of Nexity Bank. The Company does not expect to experience any other changes from this closure and acquisition.

The Company has entered into a 60 month lease agreement to lease new Automated Teller Machines (“ATMs”) as a replacement for all existing ATMs. The new ATMs are expected to be installed in the quarter ending June 30, 2011.

M&F BANCORP, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

The following tables sets forth selected financial information for the Company, including balance sheets and operational data as of and for the three months ended March 31, 2011 and March 31, 2010 portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	As of March 31,
(Unaudited)	2011	2010
Selected Balance Sheet Data
Cash and due from banks	$59,957	$39,924
Securities	23,387	17,304
Gross loans	197,881	208,478
Allowance for loan losses	(3,821)	(3,749)
Total Assets	297,220	281,701
Deposits	254,177	238,043
Borrowings	740	1,761
Stockholders’ equity	36,786	36,572

(Dollars in thousands)	For the Three Months Ended March 31,
(Unaudited)	2011	2010
Summary of Operations
Interest income	$3,083	$3,363
Interest expense	396	537
Net interest income	2,687	2,826
(Recovery) provision for loan losses	(250)	191
Net interest income after provision for loan losses	2,937	2,635
Other operating income	575	558
Other operating expense	3,007	2,912
Pre-tax net income	505	281
Income tax expense	140	59
Preferred dividends	(59)	(146)

Net income (1)	$306	$76

	For the Three Months Ended March 31,
	2011	2010
Per Share Data (1)
Net income-basic and diluted	$0.15	$0.04
Common stock dividends	—	0.0175
Book value per share of common stock (2)	12.33	12.23
Average common shares outstanding	2,031,337	2,031,337

Selected Ratios (1)
Return on average assets	0.40%	0.11%
Return on average stockholders’ equity	3.36	0.83

Dividend payout ratio	$—	$0.44
Average stockholders’ equity to average total assets	12.06%	12.99%
Net interest margin (3)	3.83	4.36

(1)	available to common stockholders
(2)	stockholders equity reduced for liquidation value of preferred stock
(3)	on a tax equivalent basis

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations, financial condition, liquidity, and capital resources than may be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented under Item I in this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

M&F BANCORP, INC. AND SUBSIDIARY

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

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

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

Congress enacted the Dodd-Frank Act on July 21, 2010. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, and the financial condition and operations of banks and bank holding companies, including the Bank. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated or issued for comment in recent months, many of these required regulations are still being drafted. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

M&F BANCORP, INC. AND SUBSIDIARY

Certain provisions of the Dodd-Frank Act will have a near-term effect on us. For example, the federal prohibitions on paying interest on demand deposits will be eliminated on July 21, 2011, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense and could adversely impact our ability to compete with larger financial institutions that have more diverse sources of revenues which may allow them to offer higher interest rates on certain types of demand deposit accounts. Many of the provisions of the Dodd-Frank Act are focused on financial institutions that are significantly larger than the Company and the Bank. As rules and regulations are promulgated by the federal agencies, the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

It is expected that the Dodd-Frank Act and the regulations it requires could increase the interest expense of the Bank and comparable financial institutions. Although neither the possible increase in the Bank’s interest expense, nor any one or more of the other aspects of Dodd-Frank Act discussed above may have a material effect upon the Company’s future financial performance by themselves, the specific impact of the Dodd-Frank Act cannot be determined with specificity until after all required or otherwise proposed regulations are issued in final form. We believe that our operating income will be adversely affected, as will the operating expenses of other community financial institutions, in the future as a consequence of the implementation of the Dodd-Frank Act. Because of the current uncertainty about the schedule of implementation, the breadth of the regulations expected to be issued, and other similar factors, we cannot quantify the amount of any adverse impact.

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Although the Bank remains profitable, it has not been immune to the impact of the recent recession or the increased focus of banking regulators upon capital and liquidity levels.

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended March 31, 2011.

•

Net income before preferred stock dividends was $0.4 million for the three months ended March 31, 2011 and $0.2 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, net income available to common stockholders was $0.3 million, or $0.15 per common share. For the three months ended March 31, 2010, net income available to common stockholders was $0.1 million, or $0.04 per common share.

•

Interest income on loans decreased by $0.3 million or 9.45% while interest income on investments and cash increased $18 thousand resulting in total interest income being $0.3 million less in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Average loans outstanding for the three months ended March 31, 2011 decreased $8.5 million from the March 31, 2010 level, and the rate for average loan interest earned decreased 34 bps compared to March 31, 2010.

•

Interest expense on deposits decreased $0.1 million and interest expense on borrowings remained unchanged, resulting in total interest expense being $0.1 million less in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Average interest-bearing deposits outstanding increased $21.8 million during the three months ended March 31, 2011 from the level on March 31, 2010; however, the average cost of those deposits decreased 37 bps in the three months ended March 31, 2011 compared to the same period in March 31, 2010. Average borrowings in the three months ended March 31, 2011 decreased slightly compared to the March 31, 2010 balance, and the cost of those borrowings increased 2 bps during the comparable periods.

•

Net interest income, due to the above factors, decreased $0.1 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The net interest margin, on a tax equivalent (“TE”) basis for the three months ended March 31, 2011 was 3.83% compared to 4.36% for the three months ended March 31, 2010, a decrease of 53 bps.

•

The ending balance of the Allowance for Loan Losses as a percentage of loans outstanding increased in 2011 to 1.93% as of March 31, 2011 compared to 1.91% as of December 31, 2010. While the coverage increased during 2011, the $3.9 million decrease in average loans outstanding, and net recoveries of $0.2 million during the three months ended March 31, 2011, compared to December 31, 2010, resulted in management’s estimate of a lower provision required to cover the estimated inherent losses in the loan portfolio. As a direct result, the Company recorded a loan provision recovery of $0.3 million for the three months ended March 31, 2011, compared to a loan provision expense of $0.2 million for the three months ended March 31, 2010.

•

Noninterest income increased slightly by $17 thousand in 2011 over the same period in 2010, mainly due to a realized gain on the disposal of assets, partially offset by declines in overdraft and insufficient funds fees.

•

Noninterest expense increased $0.1 million in 2011 over the same period in 2010 largely driven by an increase in salaries and employees benefits. This increase was offset by a decline in miscellaneous charge-offs and FDIC insurance expense.

M&F BANCORP, INC. AND SUBSIDIARY

•

Preferred stock dividends in the quarters ended March 31, 2011 and March 31, 2010 were $146 thousand and $59 thousand, respectively. The reduction in preferred dividends was the result of a reduction in the dividend yield from 5% to 2% for March 31, 2010 and March 31, 2011, respectively.

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

The Company’s significant accounting policies are discussed below and in the Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•

Allowance for Loan Losses – The Company records an estimated allowance for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

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

•

Fair Value Estimates— Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

M&F BANCORP, INC. AND SUBSIDIARY

•

The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, and mortgage servicing rights.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared with three months ended March 31, 2010

•

Net income before preferred stock dividends was $0.4 million and $0.2 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Net income available to common stockholders for the three months ended March 31, 2011 was $0.4 million or $0.15 per share. Net income available to common stockholders for the three months ended March 31, 2010 was $0.1 million or $0.04 per share.

•	Net operating income before income taxes and preferred dividends for the three months ended March 31, 2011 and March 31, 2010 was $0.5 million and $0.3 million respectively.

•	Net interest margin decreased from 4.36% for the three months ended March 31, 2010 to 3.83% for the three months ended March 31, 2011 due to:

•	Average loans outstanding decreased $8.5 million in 2011 over 2010, resulting in $0.3 million less interest income.

•

Average interest bearing deposits outstanding increased $21.8 million in 2011 over 2010. Despite the large increase in average deposits, interest expense declined by $0.1 million in the three months ended March 31, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.

•	Average borrowings outstanding decreased $29 thousand from the 2010 average balance, and the average rate paid on borrowings increased from 0.50% in 2010 to 0.52% in 2011

•

Noninterest income increased $17 thousand in 2011 from 2010, predominantly due to the realized gain on disposal of assets. The realized gain was offset by declines in overdraft and insufficient funds fees.

•	Noninterest expense increased in 2011 by $0.1 million. An increase in salaries and employee benefits was partially offset by declines in FDIC insurance expense, and miscellaneous charge-offs.

•

The above reduction in the net interest income was offset by a large recovery in loan provision of $0.3 million during the three months ended March 31, 2011, contrasted with a loan provision of $0.2 million for the three months ended March 31, 2010.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.1 million, or 4.92%, from $2.8 million for the three months ended March 31, 2010, to $2.7 million for the three months ended March 31, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended March 31, 2011 was $284.8 million, up 7.79% compared to $264.2 million for the three months ended March 31, 2010. On a fully TE basis, net interest margin was 3.83% and 4.36% for the three months ended March 31, 2011 and March 31, 2010, respectively. The net interest spread decreased 38 bps to 3.66% for the three months ended March 31, 2011, from 4.04% for the three months ended March 31, 2010. The yield on average interest-earning assets was 4.39% and 5.14% for the three months ended March 31, 2011 and March 31, 2010, respectively, a decrease of 75 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.73% and 1.10%, respectively, a decrease of 37 bps due to the ongoing low interest rate environment.

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these deposits.

Interest income decreased 8.33% for the three months ended March 31, 2011 to $3.1 million, from $3.4 million for the three months ended March 31, 2010. The average balances of loans, which had overall yields of 5.73% for the three months ended March 31, 2011 and 6.07% for the three months ended March 31, 2010, respectively, decreased from $207.9 million for the three months ended March 31, 2010 to $199.4 million for the three months ended March 31, 2011. The average balance of investment securities increased $4.4 million from $16.7 million for the three months ended March 31, 2010 to $21.1 million for the three months ended March 31, 2011.

M&F BANCORP, INC. AND SUBSIDIARY

The TE yield on investment securities decreased from 5.87% for the three months ended March 31, 2010 to 4.29% for the three months ended March 31, 2011. The average balances of federal funds and other short-term investments increased from $39.6 million for the three months ended March 31, 2010 to $64.3 million for the three months ended March 31, 2011, and the average yield in this category increased 11 bps from 0.14% to 0.25% over the same time period. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Interest expense decreased 26.26% for the three months ended March 31, 2011, to $0.4 million, from $0.5 million for the three months ended March 31, 2010. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $194.3 million for the three months ended March 31, 2010, to $216.1 million for the three months ended March 31, 2011. The average rate paid on interest-bearing deposits decreased 37 bps from 1.10% for the three months ended March 31, 2010 to 0.73% for the three months ended March 31, 2011, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings increased from 0.50% for the three months ended March 31, 2010 to 0.52% for the three months ended March 31, 2011. The average borrowings outstanding decreased $29 thousand from the three months ended March 31, 2010 to the three months ended March 31, 2011. The interest expense on borrowed funds remained unchanged at $1 thousand in 2011 compared to 2010.

The following table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. In the table, the amount earned on nontaxable securities is reflected as actual, whereas the rate on nontaxable securities is stated at the TE rate.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)	2011			2010
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$199,436	$2,857	5.73%	$207,943	$3,155	6.07%
Taxable securities	14,722	122	3.31	8,856	113	5.10
Nontaxable securities(2)	6,335	64	6.58	7,824	81	6.74
Federal funds sold and other interest on short-term investments	64,301	40	0.25	39,600	14	0.14

Total interest earning assets	284,794	3,083	4.39%	264,223	3,363	5.14%
Cash and due from banks	2,303			2,135
Other assets	19,150			20,037
Allowance for loan losses	(3,885)			(3,614)

Total assets	$302,362			$282,781

Liabilities and Equity
Savings deposits	$62,066	$51	0.33%	$45,570	$36	0.32%
Interest-bearing demand deposits	25,750	18	0.28	27,913	24	0.34
Time deposits	128,274	326	1.02	120,843	476	1.58

Total interest-bearing deposits	216,090	395	0.73	194,326	536	1.10
Borrowed funds	764	1	0.52	793	1	0.50

Total interest-bearing liabilities	216,854	396	0.73%	195,119	537	1.10%
Non-interest-bearing deposits	43,480			45,680
Other liabilities	5,562			5,249

Total liabilities	265,896			246,048
Stockholders’ equity	36,466			36,733

Total liabilities and stockholders’ equity	$302,362			$282,781

Net interest income		$2,687			$2,826

Non-taxable securities		64			81
Tax equivalent adjustment (3)		40			51

Tax equivalent net interest income		$2,727			$2,877

Net interest spread (4)			3.66%			4.04%
Net interest margin (5)		3.83%			4.36%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Income. Noninterest income increased 3.05%, or $17 thousand, for three months ended March 31, 2011 and March 31, 2010, respectively. The increase was primarily the result of a realized gain from the disposal of an asset. In March, North Carolina Department of Transportation purchased a portion of the Company’s property in Winston Salem, according to the rights of eminent domain of the government. The realized gain was offset by a reduction in overdrafts and insufficient funds. Rental income increased by $24 thousand for the three months ended March 31, 2011 when compared to the same period in 2010. The increase in rental income was driven by more tenants in 2011 than in 2010 for the three months ended March 31.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 3.26% to $3.0 million for the three months ended March 31, 2011 from $2.9 million for the three months ended March 31, 2010. The largest impacts to noninterest expense was an increase in salaries and employee benefits, offset by reductions in FDIC insurance expense, and miscellaneous charge-offs.

Salary and employee benefits expenses for the three months ended March 31, 2011 and March 31, 2010 were $1.4 million and $1.2 million, respectively. The full time equivalent employees increased from 69 as of March 31, 2010 to 75 as of March 31, 2011, resulting in an increase in salaries and wages expense. Benefits increased $18 thousand in 2011 compared to 2010, primarily due to increased retirement benefit costs associated with the Company’s deferred compensation plans.

Occupancy expense increased slightly $7 thousand in the three months ended March 31, 2011 from the same period in 2010. Increases in security services and building maintenance and repairs led to the slight increase in occupancy expense.

Data processing and communications costs decreased by 4%, or $9 thousand, to $0.2 million in 2011, mainly due to decreased core processing charges.

Directors and advisory board fees was steady at $0.1 million for 2011 and 2010. Professional fees decreased by $8 thousand in 2011 compared to 2010. Consultant and legal fees increased, and audit costs decreased in 2011 from 2010 levels as the result of cost containment measures with new regulatory requirements increasing consultant and legal fees.

In 2011, FDIC insurance premiums decreased $39 thousand due to a decrease in our insurance rate.

Other expenses decreased $55 thousand for the three months ended March 31, 2011 from the three months ended March 31, 2010. The reduction in other expenses was driven by a reduction in miscellaneous charge offs and contributions.

Provision for Income Taxes. The Company recorded an income tax expense of $0.1 million for the three months ended March 31, 2011 and March 31, 2010. The overall effective rate increased from a tax expense of 21.00% in 2010 to a tax expense of 27.72% in 2011.

ASSET QUALITY

Provision and Allowance for Loan Losses. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of March 31, 2011, the allowance for loan losses was $3.8 million compared to $3.9 million as of December 31, 2010, which represented approximately 1.93% and 1.91% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at March 31, 2011 were 4.95% of total assets compared to 4.64% at December 31, 2010. Nonperforming loans as percentage of total loans as of March 31, 2011 was 7.42% compared to 7.18% at December 31, 2010. In 2011 the provision for loan losses decreased to a recovery of $0.3 million from the 2010 provision of $0.2 million.

Of the non-accruing loans totaling $12.0 million at March 31, 2011, 90.15% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. Troubled debt restructurings (“TDRs”) in compliance with the modified terms totaled $8.0 million or 62.0% of total TDRs at March 31, 2011. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company currently uses this Federal banking regulators guidance.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type. The quantitative net loss history utilizes the prior two year period by loan type for the reserve. The quantitative loss experience by loan type is then applied against the unimpaired loan balances and homogenous impaired balances to determine the quantitative reserve. Under Accounting Standards Codification (“ASC”) No. 310 “Receivables” (“ASC 310”), the non-homogenous impaired loans, homogenous small balance real

M&F BANCORP, INC. AND SUBSIDIARY

estate secured loans in process of foreclosure, and TDRs, are reviewed individually for impairment. The second piece of the calculation is based on qualitative factors, including (i) policy, underwriting, charge-off and collection (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio. The Company applies additional qualitative factors for classified loans including special mention, substandard, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

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

A specific loss allowance is established for impaired loans based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification (“ASC”) 310, Receivables. The loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income maybe accrued or recognized on a cash basis.

M&F BANCORP, INC. AND SUBSIDIARY

Loans at March 31, 2011 and December 31, 2010 were as follows:

	As of March 31, 2011	As of December 31, 2010
(Dollars in thousands)
Commercial	$8,799	$9,148
Commercial real estate:
Construction	1,175	1,187
Owner occupied	21,793	22,395
Other	24,008	24,265
Faith-based non-profit
Construction	7,180	9,840
Owner occupied	77,189	79,490
Other	6,369	2,127
Residential real estate:
First mortgage	31,002	32,284
Multifamily	7,783	7,892
Home equity	4,682	5,123
Construction	2,271	2,243
Consumer	2,141	2,218
Other loans	3,489	3,559

Loans, net of deferred fees	197,881	201,771
Allowance for loan losses	(3,821)	(3,851)

Loans, net of allowance for losses	$194,060	$197,920

Activity in the allowance for loan losses was as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Total ending allowance balance as of December 31, 2010	$649	$651	$1,291	$1,045	$105	$110	$3,851
For the quarter ended March 31, 2011:
Charge-offs	—	—	—	—	—	(7)	(7)
Recoveries	94	123	—	—	—	10	227
Provision (increase) decrease	(158)	(35)	(138)	39	(12)	54	(250)

Total ending allowance balance as of March 31, 2011	585	739	1,153	1,084	93	167	3,821

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	March 31, 2011 Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$68	$61	$196	$—	$—	$325
Collectively evaluated for impairment	585	671	1,092	888	93	167	3,496

Total ending allowance balance	$585	$739	$1,153	$1,084	$93	$167	$3,821

Loans:
Loans individually evaluated for impairment	$1,180	$5,452	$13,994	$1,494	$—	$—	$22,120
Loans collectively evaluated for impairment	7,619	41,524	76,744	44,244	2,141	3,489	175,761

Total ending loans balance	$8,799	$46,976	$90,738	$45,738	$2,141	$3,489	$197,881

The Company experienced $0.2 million in net loans recoveries for the three months ended March 31, 2011 compared to $1 thousand in net loan charge-offs for the three months ended March 31, 2010 and $0.2 million in net loan charge-offs for the year ended December 31, 2010. Utilizing a rolling eight quarters, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.82% as of March 31, 2010 to 0.70% as of December 31, 2010, and to 0.61% as of March 31, 2011.

Impaired loan balances at 2011 and 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$7,180	$6,426
Loans with allocated allowance for loan losses	2,067	564

Total	$9,247	$6,990

Amount of the allowance for loan losses allocated	$268	$109

(Dollars in thousands)	March 31, 2011	December 31, 2010
Average of individually impaired loans	$8,119	$5,337

TDRs balances at 2011 and 2010:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$12,420	$8,413
Loans with allocated allowance for loan losses	453	49

Total	$12,873	$8,462

Amount of the allowance for loan losses allocated	$54	$9

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents loans individually evaluated for impairment, excluding TDRs by class of loans as of March 31, 2011:

	March 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial real estate:
Owner occupied	$768	$766	$—	$8
Other	64	64	—	—
Faith-based non-profit:
Owner occupied	6,350	6,343	—	—
Residential real estate:
Multifamily	7	7	—	—
With an allowance recorded:
Commercial real estate other	75	74	20	—
Faith-based non-profit
Owner Occupied	868	868	59	8
Other	48	48	2
Residential real estate:				—
First mortgage	525	524	48	—
Multifamily	459	459	116	—
Home equity	94	94	23	—

Total	$9,258	$9,247	$268	$16

The following table presents TDR loans individually evaluated for impairment by class of loans as of March 31, 2011:

(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial	$1,567		$1,567	$1,180	$—	$—
Commercial real estate:			—
Construction	1,035		1,035	1,035	—	8
Owner occupied	482		482	482	—	—
Other	2,617		2,617	2,617	—	—
Faith-based non-profit:			—
Owner occupied	6,735	(103)	6,632	6,734	—	50
Residential real estate:			—
First mortgage	381		381	372	—	—
						2
With an allowance recorded:
Commercial real estate:
Other	414	—	414	414	49	6
Residential real estate:
First mortgage	39	(7)	32	39	5	—

Total	$13,270	$(110)	$13,160	$12,873	$54	$66

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents TDRs by class of loans as of December 31, 2010:

(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—	32
Owner occupied	744	—	744	744	—
Other	3,034	—	3,034	3,034	—	32
Faith-based and non-profit:
Owner occupied	2,301	(103)	2,198	2,299	—	201
Residential real estate:
First mortgage	118	(6)	112	118		—
						4
With an allowance recorded:
Residential real estate:
First mortgage	49	—	49	49	9	2

Total	$8,464	$(109)	$8,355	$8,462	$9	$271

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of March 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Commercial	1,180	1	—	—
Commercial real estate:
Construction	651	1	—	—
Owner occupied	1,012	5	—	—
Other	2,756	4	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	3,833	4	0	0
Other			49	2
Residential real estate:
First mortgage	3,006	36	—	—
Multifamily	465	3	—	—
Home equity	470	5	—	—

Total	$13,373	59	$49	2

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Owner occupied	3,356	3	3,256	2
Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—

Total	$12,572	53	$3,743	5

The following table presents the aging of the recorded investment in loans as of March 31, 2011 by class of loans:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$—	$16	$1,180	$1,196	$7,603	$8,799
Commercial real estate:
Construction	—	—	650	650	525	1,175
Owner occupied	157	—	777	934	20,859	21,793
Other	56	—	2,756	2,812	21,196	24,008
Faith-based non-profit:
Construction	—	—	—	—	7,180	7,180
Owner occupied	3,137	580	3,781	7,498	69,691	77,189
Other	8	48	—	56	6,313	6,369
Residential real estate:
First mortgage	661	838	1,956	3,455	27,547	31,002
Multifamily	—	—	465	465	7,318	7,783
Home equity	308	17	463	788	3,894	4,682
Construction	—	—	—	—	2,271	2,271
Consumer	60	31	—	91	2,050	2,141
Other loans	—	—	—	—	3,489	3,489

Total	$4,387	$1,530	$12,028	$17,945	$179,936	$197,881

The Company has allocated $5 thousand and $9 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. The Company has not committed to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

M&F BANCORP, INC. AND SUBSIDIARY

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. As of March 31, 2011, and based on the most recent analysis performed, the risk category by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial	$7,382	$231	$1,186	$—
Commercial real estate:
Construction	108	32	1,035	—
Owner occupied	17,046	1,919	2,828	—
Other	16,440	1,507	6,061	—
Faith-based and non-profit:
Construction	6,891	—	289	—
Owner occupied	54,956	4,953	17,280	—
Other	6,292	21	56	—
Residential real estate:
First mortgage	25,223	1,355	4,424	—
Multifamily	7,185	67	531	—
Home equity	4,184	71	427	—
Construction	2,271	—	—	—
Consumer	2,092	—	49	—
Other loans	376	—	3,113	—

Total	$150,446	$10,156	$37,279	$—

M&F BANCORP, INC. AND SUBSIDIARY

The provision for loan losses assigned to these ratings by portfolio class As of March 31, 2011 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful
Commercial	$572	$13	$1	$—
Commercial real estate:
Construction	2	1	—	—
Owner occupied	306	29	19	—
Other	248	23	111	—
Faith-based and non-profit:
Construction	95	—	4	—
Owner occupied	782	56	121	—
Other	92	—	2	—
Residential real estate:
First mortgage	493	21	113	—
Multifamily	159	1	116	—
Home equity	118	2	28	—
Construction	32	—	—	—
Consumer	91	—	2	—
Other loans	28	—	140	—

Total	$3,018	$146	$657	$—

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a numeric credit risk rating to each loan at the time of origination and review loans on a regular basis.

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by our Chief Credit Officer or the Directors’ Loan Committee. Credit risk ratings are determined by evaluating a number of factors including, a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The credit risk ratings and methodology applied are reviewed annually by management and the board of directors.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s liabilities for the period ending March 31, 2011, and December 31, 2010, reflect organic growth resulting from internal business development activities. While gross loans were down for the period ending March 31, 2011, versus December 31, 2010, the Bank continues to develop relationships and business in the commercial, faith-based and non-profit organizations in its footprint.

Total assets decreased from $312.3 million as of December 31, 2010 to $297.2 million as of March 31, 2011. The largest component of asset decline was in cash and cash equivalents, which decreased $14.6 million from December 31, 2010 to March 31, 2011. The decrease in cash was caused by the decrease of $15.5 million in total deposits. Gross loans decreased $3.9 million and other real estate owned (“OREO”) increased $0.8 million in 2011. Investments in AFS increased $2.8 million in the period ending March 31, 2011, compared to December 31, 2010. Total liabilities decreased from $275.9 million as of December 31, 2010 to $260.4 million as of March 31, 2011, with deposit decay of $15.5 million.

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2010 to $36.8 million as of March 31, 2011. For the three months ended March 31, 2011, the net increase in retained earnings was comprised of $0.4 million of net income, offset by dividends declared to preferred stockholders of $0.1 million. The Company did not pay a common stock dividend in the first quarter of 2011. Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a

M&F BANCORP, INC. AND SUBSIDIARY

net unrealized loss position of $1.2 million at March 31, 2011, an increase of $0.1 million from the net unrealized loss of $1.3 million as of December 31, 2010.

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $14.6 million from $74.6 million as of December 31, 2010 to $60.0 million as of March 31, 2011. The decrease in cash was the result of the decrease of $15.5 million in total deposits, an increase in investment securities of $2.8 million, and partially offset by a $3.9 million decrease in gross loans.

Loan Portfolio. Gross loans were $197.9 million and $201.8 million as of March 31, 2011 and December 31, 2010, respectively. This decrease reflects an active decision by management to increase on-balance sheet liquidity. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral. The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

The Bank has a concentration of loans to faith-based and non-profit organizations, in which the Bank has specialized lending experience. As of March 31, 2011, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 45.9% of the total loan portfolio and the reserve for these loans is 31.9% of the total allowance. Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appears to have been adversely affected by the current economic downturn. Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration.

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

Of the loan balances outstanding at March 31, 2011, 90.20% or $178.5 million is secured by real estate, and 0.9% or $1.7 million, is secured by cash deposits. Junior liens at March 31, 2011, constituted $4.7 million, or 2.37% of the loan balances outstanding. Real estate secured owner occupied faith based, non-profit, and commercial loans totaled $178.5 million, or 90.20% of the outstanding loan balances as of March 31, 2011

The Bank’s market areas are the Research Triangle (Raleigh and Durham), the Piedmont Triad (Greensboro and Winston-Salem) and Charlotte, North Carolina. The economic trends of the areas in North Carolina served by the Bank are influenced by the significant industries within these regions. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 29.69% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and US Agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $9.0 million in available borrowing capacity from the FHLB of Atlanta at March 31, 2011, and Fed Funds accommodations of $12.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.7 million outstanding from the FHLB as of March 31, 2011. The maximum outstanding balance from FHLB at any time during the first quarter of 2011 was $0.8 million. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS brokered deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program, and

M&F BANCORP, INC. AND SUBSIDIARY

the largest depositor committed to renew $20 million in deposits for another 12 months. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by their federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. At the Company’s annual Strategic Planning session in September 2009, the Board of Directors of the Bank directed management to limit material changes to the balance sheet, and to focus on asset quality, liquidity, and managing the Bank through the challenging economic environment. Subsequently, the Board established higher liquidity targets which Management achieved by December 31, 2009. The Bank is required to obtain the non-objection of its regulators before engaging in any transactions that would materially change the composition of the Bank’s balance sheet. Also, the Bank MOU requires the Bank to maintain a tier 1 leverage capital ratio of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

The March 31, 2011 and December 31, 2010 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	March 31, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$36,712	18.49%	$15,883	8.00%	$19,854	10.00%
The Bank	34,065	17.20	15,845	8.00	19,806	10.00

Tier 1 (to risk weighted assets)
The Company	$34,216	17.23%	$7,942	4.00%	$11,913	6.00%
The Bank	31,575	15.94	7,923	4.00	11,884	6.00

Tier 1 (to Average total assets)
The Company	$34,216	11.46%	$11,942	4.00%	$14,928	5.00%
The Bank	31,575	10.57	11,947	4.00	14,934	5.00

	December 31, 2010
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
The Company	$36,461	18.19%	$16,037	8.00%	$20,046	10.00%
The Bank	33,733	16.84	16,023	8.00	20,028	10.00

Tier 1 (to risk weighted assets)
The Company	$33,939	16.93%	$8,019	4.00%	$12,028	6.00%
The Bank	31,214	15.59	8,011	4.00	12,017	6.00

Tier 1 (to Average total assets)
The Company	$33,939	11.77%	$11,534	4.00%	$14,418	5.00%
The Bank	31,214	10.42	11,979	4.00	14,973	5.00

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

M&F BANCORP, INC. AND SUBSIDIARY

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

ITEM 6.	EXHIBITS

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description
Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the three months ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2010, filed with the North Carolina Department of the Secretary of State on June 11, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2010.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2010, filed with the North Carolina Department of the Secretary of State on June 25, 2010, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2010.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2010.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the three months ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and

M&F BANCORP, INC. AND SUBSIDIARY

the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2010, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2010.

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

*	management contracts and compensatory arrangements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: May 16, 2011	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.