Form 10-Q
period 2011-06-30
M&F BANCORP INC /NC/
filed 2011-08-18
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended June 30, 2011
Commission file number   000-027307

(Exact name of registrant as specified in charter)

North Carolina (State or Other Jurisdiction of Incorporation or Organization)	56-1980549 (I.R.S. Employer Identification No.)

2634 Durham Chapel Hill Blvd. Durham, North Carolina (Address of Principal Executive Offices)	27707-2800 (Zip Code)

(919) 687-7800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check here if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of August 10, 2011, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

i

Index

M&F BANCORP, INC.

PART I
FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$69,486	$74,575
Investment securities available for sale, at fair value	31,269	20,627
Other invested assets	795	948
Loans, net of unearned income and deferred fees	196,936	201,771
Allowances for loan losses	(4,245)	(3,851)
Loans, net	192,691	197,920
Interest receivable	798	627
Bank premises and equipment, net	4,402	4,585
Cash surrender value of bank-owned life insurance	5,667	5,564
Other real estate owned	2,521	1,915
Deferred tax assets and taxes receivable, net	4,185	4,434
Other assets	1,101	1,150
TOTAL ASSETS	$312,915	$312,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$214,766	$225,119
Noninterest-bearing deposits	54,874	44,565
Total deposits	269,640	269,684

Other borrowings	735	745
Other liabilities	5,441	5,506
Total liabilities	275,816	275,935

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of June 30, 2011 and December 31, 2010	11,723	11,722
Common stock, no par value 10,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 2,031,337 shares issued and outstanding as of June 30, 2011 and December 31, 2010	8,732	8,732
Retained earnings	17,612	17,264
Accumulated other comprehensive loss	(968)	(1,308)
Total stockholders' equity	37,099	36,410

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,915	$312,345

See notes to consolidated financial statements.

Index

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands except for share and per share data)	2011	2010	2011	2010
(Unaudited)
Interest income:
Loans, including fees	$2,842	$3,148	$5,699	$6,303
Investment securities, including dividends
Taxable	164	93	286	206
Tax-exempt	67	73	131	155
Other	40	19	80	32

Total interest income	3,113	3,333	6,196	6,696
Interest expense:
Deposits	366	531	761	1,067
Borrowings	1	1	2	4

Total interest expense	367	532	763	1,071
Net interest income	2,746	2,801	5,433	5,625
Less provision for loan losses	422	77	173	267

Net interest income after provision for loan losses	2,324	2,724	5,260	5,358

Noninterest income:
Service charges	365	434	715	859
Rental income	88	89	173	150
Cash surrender value of life insurance	49	55	97	102
Realized gain on sale of securities	25	10	38	26
Realized gain on sale of other real estate owned	139	4	141	18
Realized gain (loss) on disposal of assets	25	-	104	(3)
Other income (expense)	1	-	3	(1)
Total noninterest income	692	592	1,271	1,151

Noninterest expense:
Salaries and employee benefits	1,361	1,228	2,737	2,467
Occupancy and equipment	374	373	775	768
Directors fees	73	60	154	147
Marketing	85	70	144	109
Professional fees	237	243	483	496
Information technology	171	199	387	424
FDIC deposit insurance	144	192	344	432
OREO expense, net	71	251	150	281
Delivery expenses	68	69	135	134
Other	291	287	576	625
Total noninterest expense	2,875	2,972	5,885	5,883

Income before income taxes	141	344	646	626
Income tax expense	39	75	179	134
Net income	102	269	467	492

Less preferred stock dividends and accretion	(59)	(147)	(119)	(295)

Net income available to common stockholders	$43	$122	$348	$197

Basic and diluted earnings per share of common stock:	$0.02	$0.06	$0.17	$0.10
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337
Dividends per share of common stock	$-	$-	$-	$0.0175

See notes to consolidated financial statements.

Index

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2011	2010	2011	2010

Net income	$102	$269	$467	$492

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	400	139	505	112
Reclassification adjustments for gains included in income before income tax expense	(25)	(10)	(38)	(26)
Other comprehensive income before tax expense	375	129	467	86
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	105	50	127	32
Other comprehensive income, net of taxes	270	79	340	54

Total comprehensive income	$372	$348	$807	$546

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2011 and 2010

(Dollars in thousands except for share data)	Number of	Common	Preferred	Retained	Accumulated Other Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of preferred stock issuance costs			2			2
Comprehensive income:
Net income				492		492
Other comprehensive loss, net of tax benefit of $32					54	54
Total comprehensive income, net of tax expense $175						546
Dividends declared on preferred stock				(293)		(293)
Dividends declared on common stock ($0.0175 per share)				(36)		(36)

Balances as of June 30, 2010	2,031,337	$8,732	$11,721	$17,291	$(970)	$36,774

Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410
Accretion of Series B preferred stock issuance costs			1	(1)		-

Comprehensive income:
Net income				467		467
Other comprehensive income, net of tax expense of $127					340	340
Total comprehensive income, net of tax expense of $308						807
Dividends declared on preferred stock				(118)		(118)

Balances as of June 30, 2011	2,031,337	$8,732	$11,723	$17,612	$(968)	$37,099

See notes to consolidated financial statements

Index

M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)	2011	2010
(Unaudited)

Cash flows from operating activities:
Net income	$467	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	173	267
Depreciation and amortization	180	203
(Gain) loss on disposition of asset	(104)	3
Amortization of discounts/premiums on investments, net	10	7
Loan purchase accounting amortization, net	87	87
Deferred loan origination fees and costs, net	29	87
Gains on sale of available for sale securities	(38)	(26)
Increase in cash surrender value of bank owned life insurance	(97)	(102)
Gain on sale of other real estate owned	(141)	(18)
Writedown of other real estate owned	80	239
Changes in:
Accrued interest receivable and other assets	(1)	119
Other liabilities	(65)	280

Net cash provided by operating activities	580	1,638

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	2,931	-
Maturities, prepayments and calls	650	891
Principal collections	1,615	2,103
Purchases	(15,189)	(1,000)
Net decrease in loans	4,063	3,281
Purchases of bank premises and equipment	(3)	(39)
Proceeds from sale of other assets	(6)	-
Proceeds from disposition of asset	110	-
Proceeds from sale of real estate owned	332	100

Net cash (used in) provided by investing activities	(5,497)	5,336

Cash flows from financing activities:
Net (decrease) increase in deposits	(44)	19,581
Net decrease from other borrowings	(10)	(7,010)
Cash dividends	(118)	(380)

Net cash (used in) provided by financing activities	(172)	12,191

Net (decrease) increase in cash and cash equivalents	(5,089)	19,165

Cash and cash equivalents as of the beginning of the period	74,575	30,313

Cash and cash equivalents as of the end of the period	$69,486	$49,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$739	$954
Income taxes	61	5

See notes to consolidated financial statements.

Index

M&F BANCORP, INC.

Notes to Consolidated Financial Statements, June 30, 2011 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2010, which were derived from the Company’s audited consolidated Annual Report on Form 10-K for the year ended December 31, 2010.

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

Reclassification—Certain amounts in the Consolidated Financial Statements for the six months and three  months ended June 30, 2010 have been reclassified to conform to the 2011 presentation. These reclassifications have had no impact on reported amounts of net income, stockholders’ equity or total assets.

New Accounting Pronouncements –

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  This ASU required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of ASU No. 2011-01 only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption had no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.”  ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale.  Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than a sale.  The provisions of ASU No. 2011-03 remove from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee.  The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights.  ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control.  The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012.  As the Company has no repurchase agreements, the adoption of this ASU is not expected to have a material impact on the Company’s statements of income and condition.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”).  The changes to GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, whereas  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The fair value measurement of instruments classified within an entity’s shareholders’ equity is aligned with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement(s) are required to be presented with equal prominence as the other primary financial statements.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required.  The Company adopted this ASU early.  The adoption of ASU No. 2011-05 resulted in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income.  The adoption of ASU No. 2011-05 did not have an impact on the Company’s statements of condition.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of June 30, 2011 and December 31, 2010, all investment securities were classified as available for sale.

Our available for sale securities totaled $31.3 million and $20.6 million as of June 30, 2011 and December 31, 2010, respectively. Securities with a fair value of $0.6 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $4.8 million and $2.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at June 30, 2011.  Securities with a fair value of $0.6 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $0.4 million and $1.8 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2010.  Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“US Agencies”)
•	U.S. Government sponsored residential mortgage backed securities (“MBS”),
•	Non-Government sponsored residential MBS, and
•	Municipal securities (“Municipals”):
o	North Carolina
o	Out of state

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2011 and December 31, 2010 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
June 30, 2011
US Agencies	$1,570	$4	$-	$1,574
Government sponsored MBS
Residential	21,852	469	(6)	22,315
Non-Government sponsored MBS
Residential	159	5	-	164
Municipal securities
North Carolina	3,513	91	(3)	3,601
Out of state	3,564	73	(22)	3,615
Total at June 30, 2011	$30,658	$642	$(31)	$31,269

December 31, 2010
Government sponsored MBS
Residential	$13,554	$326	$(168)	$13,712
Non-Government sponsored MBS
Residential	201	4	-	205
Municipal securities
North Carolina	3,164	65	(43)	3,186
Out of state	3,565	26	(67)	3,524
Total at December 31, 2010	$20,484	$421	$(278)	$20,627

Sales and calls of securities available for sale for the six months ended June 30, 2011 and June 30, 2010 resulted in aggregate gross realized gains of $38 thousand and  $26 thousand, respectively, and no realized losses.  During the three months ended June 30, 2011 and June 30, 2010 the Company realized gross gains of $25 thousand and $10 thousand, respectively, from the sale or call of securities.

The amortized cost and estimated market values of securities as of June 30, 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	As of June 30, 2011
(Unaudited)	Fair Value	Amortized Cost
US Agencies
Due within one year	$1,002	$998
Due after five years through ten years	572	572
Total US government agencies	$1,574	$1,570

Government sponsored MBS
Residential
Due after one year through five years	$111	$105
Due after five years through ten years	330	304
Due after ten years	21,874	21,443
Total government sponsored MBS	$22,315	$21,852

Non-Government sponsored MBS
Residential
Due after ten years	$164	$159

Municipal bonds
North Carolina
Due within one year	$304	$298
Due after one year through five years	2,450	2,365
Due after five years through ten years	847	850
Total North Carolina municipal bonds	$3,601	$3,513

Out of state
Due within one year	$1,060	$1,053
Due after one year through five years	1,373	1,356
Due after five years through ten years	1,182	1,155
Total out of state municipal bonds	$3,615	$3,564

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

As of June 30, 2011 and December 31, 2010, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

	Fair Value		Fair Value		Fair Value
	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Government sponsored MBS
Residential	$4,885	$(6)	$-	$-	$4,885	$(6)
Municipal securities
North Carolina	847	(3)	-	-	847	(3)
Out of state	527	(22)	-	-	527	(22)
Total at June 30, 2011	$6,259	$(31)	$-	$-	$6,259	$(31)

	Fair Value		Fair Value		Fair Value
	Gain	(Loss)	Gain	(Loss)	Gain	(Loss)
(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government sponsored MBS
Residential	$7,725	$(168)	$-	$-	$7,725	$(168)
Municipal securities
North Carolina	1,687	(43)	-	-	1,687	(43)
Out of state	2,085	(67)	-	-	2,085	(67)
Total at December 31, 2010	$11,497	$(278)	$-	$-	$11,497	$(278)

All securities owned as of June 30, 2011 and December 31, 2010 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of June 30, 2011 and December 31, 2010, the Company held 10 and 20 investment positions, respectively, with unrealized losses of $31 thousand and $278 thousand, respectively. These investments were in Municipals, US Agencies, and MBS guaranteed by the full faith and credit of the U.S. Government. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary.

The Company has stock in the Federal Home Loan Bank of Atlanta ("FHLB"), classified on the Consolidated Balance Sheets as Other Invested Assets, which is evaluated on a quarterly basis for other-than-temporary impairment.  The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters.  The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

3.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income after preferred stock dividends by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued.  There are no stock options or warrants outstanding for any of the periods being reported.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders.  The Company's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

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

Non-Performing Loans and Leases — Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), when loans are renegotiated below market levels until there is a sustained period of repayment (of a minimum of six months), or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans are placed on non-accrual status at the earlier of the loan becoming contractually past due 120 days or more as to principal or interest or upon taking of a partial charge-off on the loan. For automobile and other consumer loan classes, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest.

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral.

Impaired Loans — A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial non-accruing loans. Impaired loans exclude smaller balance homogeneous loans (consumer and small business non-accruing loans), for which the loan to value supports full recovery through the collateral, that are collectively evaluated for impairment. All Troubled Debt Restructuring (“TDR”) loans are considered impaired until sustained performance under the revised terms has been achieved.

For all classes of commercial loans, a quarterly evaluation of specific individual commercial borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk.

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized or the difference is charged-off. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

If a loan or a portion of a loan is classified as doubtful or is partially charged-off, the loan is generally classified as non-accrual. Loans that are on a current payment status or past due less than 90 days may also be classified as impaired if full repayment of principal and/or interest in accordance with the terms of the loan or lease agreement is in doubt.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

Loans Modified in a TDR — Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR will be removed from non-accrual status if it is clear the borrower will be able to perform under the revised terms after a minimum of six consecutive months of performance under the revised terms.  If the borrower's ability to meet the revised payment schedule is in question, and the loan is not supported by adequate collateral, the loan is charged-off or foreclosed.

Allowances for Loan Losses — The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of June 30, 2011, the allowance for loan losses was $4.2 million compared to $3.9 million as of December 31, 2010, which represented approximately 2.16% and 1.91% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at June 30, 2011 were 5.82% of total assets compared to 4.64% at December 31, 2010. Nonperforming assets as percentage of total loans as of June 30, 2011 was 9.24% compared to 7.18% at December 31, 2010.  For the six months ended June 30, 2011 the provision for loan losses decreased to $0.2 million from the 2010 provision of  $0.3 million.

Of the non-accruing loans totaling $15.7 million at June 30, 2011, 92.28% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  Troubled debt restructurings (“TDRs”) in compliance with the modified terms totaled $7.9 million or 61.09% of total TDRs at June 30, 2011.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company currently uses this Federal banking regulators guidance.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type.  The quantitative net loss history utilizes the prior two year period by loan type for the reserve.  The quantitative loss experience by loan type is then applied against the unimpaired loan balances and homogenous impaired balances for which there is no specific reserve to determine the quantitative reserve.  Under Accounting Standards Codification (“ASC”) 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.  The second piece of the calculation is based on qualitative factors, including (i) policy, underwriting, charge-off and collection (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio.  The Company applies additional qualitative factors for non-homogenous classified loans including special mention, substandard, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

Management considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs.  In addition to a review of industry, geographic, and portfolio concentrations, including current developments within those segments, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.  The quantitative portion of the allowance for loan losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcome inherent in the estimates used for the allowance.

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due.  Loans are charged-off, with Board approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except through foreclosure, have been exhausted.  The Company continues its collection efforts subsequent to charge-off, which historically has resulted in some recoveries each year.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

For all classes of commercial loans, a quarterly evaluation of specific individual borrowers is performed to identify impaired loans.  The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification.  The allowance for loan and lease losses attributed to impaired loans considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan in default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral.

A specific loss allowance is established for impaired loans based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310. The loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs.  Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income maybe accrued or recognized on a cash basis.

The Company's reserve for credit losses is comprised of two components, the allowance for loan and lease losses and the reserve for unfunded commitments (the "Unfunded Reserve").  The Unfunded Reserve is reflected in Other liabilities on the Consolidated Balance Sheets, and the expense is recorded in Other noninterest expense.

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Impairment reserves are included in the allowance for loan losses through a charge to the provision for loan losses.

The Company applies additional qualitative factors for classified loans including special mention, substandard, internal watch, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

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

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of June 30, 2011 and December 31, 2010 was as follows:

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	As of June 30,	As of December 31,
	2011	2010
(Dollars in thousands)
Commercial	$8,563	$9,148
Commercial real estate:
Construction	1,044	1,187
Owner occupied	22,099	22,395
Other	24,271	24,265
Faith-based non-profit
Construction	6,117	9,840
Owner occupied	76,669	79,490
Other	7,802	2,127
Residential real estate:
First mortgage	32,207	32,284
Multifamily	7,879	7,892
Home equity	4,830	5,123
Construction	372	2,243
Consumer	1,804	2,218
Other loans	3,279	3,559
Loans, net of deferred fees	196,936	201,771
Allowance for loan losses	(4,245)	(3,851)

Loans, net of allowance for losses	$192,691	$197,920

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of June 30, 2011, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised approximately 46.0% of the total loan portfolio  The reserve allocated for these loans is 28.7% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the current economic downturn.

In 2010, management enhanced its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of June 30, 2011:

	June 30, 2011
		Commercial	Faith-	Residential
		Real	Based	Real		Other
(Dollars in thousands)	Commercial	Estate	Non-Profit	Estate	Consumer	Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$15	$140	$66	$566	$5	$-	$792
Collectively evaluated for impairment	567	700	1,154	891	38	103	3,453

Total ending allowance balance	$582	$840	$1,220	$1,457	$43	$103	$4,245

Loans:
Loans individually evaluated for impairment	$1,195	$5,748	$13,157	$2,307	$5	$-	$22,412
Loans collectively evaluated for impairment	7,368	41,665	77,431	42,981	1,799	3,279	174,523

Total ending loans balance	$8,563	$47,413	$90,588	$45,288	$1,804	$3,279	$196,935

The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2010:

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	December 31, 2010
		Commercial	Faith-	Residential
		Real	Based	Real		Other
(Dollars in thousands)	Commercial	Estate	Non-Profit	Estate	Consumer	Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$118	$-	$-	$118
Collectively evaluated for impairment	651	651	1,289	927	105	110	3,733

Total ending allowance balance	$651	$651	$1,289	$1,045	$105	$110	$3,851

Loans:
Loans individually evaluated for impairment	$1,180	$5,730	$7,270	$1,272	$-	$-	$15,452
Loans collectively evaluated for impairment	7,968	42,117	84,187	46,270	2,218	3,559	186,319

Total ending loans balance	$9,148	$47,847	$91,457	$47,542	$2,218	$3,559	$201,771

Total impaired loans including TDR loans was $22.4 million as of June 30, 2011 and $15.5 million as of December 31, 2010.

The following tables show impaired loans, excluding TDR loans, with and without valuation allowances as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$7,144	$6,426
Loans with allocated allowance for loan losses	2,283	564

Total	$9,427	$6,990

Amount of the allowance for loan losses allocated	$640	$109

	Six Months Ended	Three Months Ended	Year Ended
	June 30,	June 30,	December 31,
(Dollars in thousands)	2011	2011	2010
Average of impaired loans during the periods ended	$8,555	$9,337	$5,337

The following table shows TDR loans with and without valuation allowances as of the periods ending June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Loans with no allocated allowance for loan losses	$11,228	$8,413
Loans with allocated allowance for loan losses	1,757	49

Total	$12,985	$8,462

Amount of the allowance for loan losses allocated	$152	$9

	Six Months Ended	Three Months Ended	Year Ended
	June 30,	June 30,	December 31,
(Dollars in thousands)	2011	2011	2010
Average of TDR loans during the periods ended	$11,440	$12,929	$7,335

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding TDR loans, by class of loans as of June 30, 2011.

	June 30, 2011
	Unpaid		Allowance for Loan	Interest	Interest Earned
	Principal	Recorded	Losses	Earned	Three
	Balance	Investment	Allocated	Six Months	Months
(Dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction					-
Owner occupied	762	760	-	14	6
Other	60	60	-	-	-
Faith-based non-profit:					-
Construction	-	-	-	-	-
Owner occupied	6,331	6,324	-	61	33
Other	-	-	-	-	-
Residential real estate:					-
First mortgage	-	-	-	-	-
Multifamily	-	-	-	-	-
Home Equtiy	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans without allowance recorded	$7,153	$7,144	$-	$75	$39

With an allowance recorded:
Commercial	$15	$15	$15	$1	$-
Commercial real estate:
Construction	-	-	-	-	-
Owner occupied	285	285	36	-	-
Other	75	75	22	-	-
Faith-based non-profit
Construction	-	-	-	-	-
Owner Occupied	-	-	-	-	-
Other	-	-	-	-	-
Residential real estate:
First mortgage	869	867	164	18	9
Multifamily	945	943	376	-	-
Home equity	93	93	22	-	-
Construction	-	-	-	-	-
Consumer	5	5	5	-	-
Total impaired loans with allowance recorded	$2,287	$2,283	$640	$19	$9

Total impaired loans	$9,440	$9,427	$640	$94	$48

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding troubled debt restructures, by class of loans as of December 31, 2010.

	December 31, 2010
	Unpaid Principal	Recorded	Allowance for Loan Losses	Interest
	Balance	Investment	Allocated	Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-
Commercial real estate:
Construction
Owner occupied	1,358	1,355	-	31
Other	65	65	-	4
Faith-based non-profit:
Construction
Owner occupied	4,474	4,466	-	247
Other	-	-	-	-
Residential real estate:
First mortgage	207	207	-	10
Multifamily	322	322	-	14
Home Equtiy	11	11	-	-
Construction	-	-	-	-
Consumer	-	-	-	-
Total impaired loans without allowance recorded	$6,437	$6,426	$-	$306

With an allowance recorded:
Commercial	$-	$-	$-	$-
Commercial real estate:
Construction	-	-	-	-
Owner occupied	-	-	-	-
Other	-	-	-	-
Faith-based non-profit:
Construction	-	-	-	-
Owner occupied	-	-	-	-
Other	-	-	-	-
Residential real estate:
First mortgage	324	323	8	13
Multifamily	143	143	61	3
Home equity	98	98	40	-
Construction	-	-	-	-
Consumer	-	-	-	-
Total impaired loans with allowance recorded	$565	$564	$109	$16

Total impaired loans	$7,002	$6,990	$109	$322

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The recorded investment in loan balance is net of deferred fees and costs, where applicable.

The following table presents TDRs by class of loans as of June 30, 2011:

	As of June 30, 2011
					Allowance for	Interest	Interest
	Impaired	Liquid	Total	Recorded	Loan Losses	Earned Six	Earned Three
	Balance	Collateral	Exposure	Investment	Allocated	Months	Months
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,567	$-	$1,567	$1,180	$-	$-	$-
Commercial real estate:
Construction	644	-	644	644	-	3	1
Owner occupied	484	-	484	477	-	4	4
Other	2,649	-	2,649	2,648	-	3	1
Faith-based non-profit:			-				-
Construction	-	-	-	-	-	-	-
Owner occupied	5,915	103	5,812	5,912	-	186	83
Other	-	-	-	-	-	-	-
Residential real estate:			-				-
First mortgage	367	-	367	367	-	3	2
Multifamily	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total TDRs with no allowance recorded	$11,626	$103	$11,523	$11,228	$-	$199	$91

With an allowance recorded:

Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial real estate:
Construction	384	-	384	384	35	12	5
Owner occupied	-	-	-	-	-	-	-
Other	416	-	416	416	47	17	11
Faith-based non-profit
Construction	-	-	-	-	-	-	-
Owner occupied	918	28	889	920	66	17	9
Other	-	-	-	-	-	-	-
Residential real estate:
First mortgage	37	-	37	37	4	-	-
Multifamily	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total TDRs with allowance recorded	$1,755	$28	$1,726	$1,757	$152	$46	$25

Total TDR loans	$13,381	$131	$13,249	$12,985	$152	$245	$116

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDRs by class of loans as of December 31, 2010:

	As of December 31, 2010
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,180	$-	$1,180	$1,180	$-	$-
Commercial real estate:
Construction	1,038	-	1,038	1,038	-	32
Owner occupied	744	-	744	744	-
Other	3,034	-	3,034	3,034	-	32
Faith-based and non-profit:
Construction	-	-	-	-	-	-
Owner occupied	2,301	(103)	2,198	2,299	-	201
Other	-	-	-	-	-	-
Residential real estate:
First mortgage	118	(6)	112	118		4
Multifamily	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total TDRs with no allowance recorded	$8,415	$(109)	$8,306	$8,413	$-	$269
With an allowance recorded:

Commercial	$-	$-	$-	$-	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Faith-based and non-profit:
Construction	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential real estate:
First mortgage	49	-	49	49	9	2
Multifamily	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total TDRs with allowance recorded	$49	$-	$49	$49	$9	$2

Total TDR loans	$8,464	$(109)	$8,355	$8,462	$9	$271

The recorded investment in loan balance is net of deferred fees and costs where applicable.

Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans.

Unrecognized income on non-accrual loans as of June 30, 2011 and December 31, 2010 was $1.5 million and $1.2 million, respectively.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$-	-
Commercial real estate:
Construction	644	1	-	-
Owner occupied	1,003	5	-	-
Other	2,728	4	1	2
Faith-based non-profit:
Construction	-
Owner occupied	6,374	5	-	-
Other	-		2	1
Residential real estate:
First mortgage	2,782	30	48	1
Multifamily	459	2	-	-
Home equity	478	6	-	-
Construction	-	-	-	-
Consumer	31	2	-	-
Total	$15,679	56	$51	4

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$-	-
Commercial real estate:
Construction	650	1	-	-
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Construction	-	-	-	-
Owner occupied	3,356	3	3,256	2
Other	-	-	-	-
Residential real estate:
First mortgage	2,312	31	-	-
Multifamily	465	3	-	-
Home equity	118	4	-	-
Construction	-	-	-	-
Consumer	-	-	-	-
Total	$12,572	53	$3,743	5

Those loans over 90 days still accruing were in the process of modification.  In these cases, the borrowers are still making payments.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans not past due and the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$6	$15	$1,180	$1,201	$7,362	$8,563
Commercial real estate:
Construction	-	-	644	644	400	1,044
Owner occupied	168	-	772	940	21,159	22,099
Other	447	-	2,728	3,175	21,096	24,271
Faith-based non-profit:
Construction	-	-	-	-	6,117	6,117
Owner occupied	-	-	6,324	6,324	70,345	76,669
Other	-	-	-	-	7,802	7,802
Residential real estate:
First mortgage	107	2,112	2,021	4,240	27,967	32,207
Multifamily	-	404	458	862	7,017	7,879
Home equity	233	28	472	733	4,097	4,830
Construction	-	82	-	82	290	372
Consumer	1	5	31	37	1,767	1,804
Other loans	-	-	-	-	3,279	3,279

Total	$962	$2,646	$14,630	$18,238	$178,698	$196,936

The following table presents loans not past due and the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$3	$17	$1,180	$1,200	$7,948	$9,148
Commercial real estate:
Construction	-	-	650	650	537	1,187
Owner occupied	54	70	1,640	1,764	20,631	22,395
Other	92	-	3,100	3,192	21,073	24,265
Faith-based and non-profit:
Construction	-	-	-	-	9,840	9,840
Owner occupied	703	721	6,557	7,981	71,509	79,490
Other	-	-	-	-	2,127	2,127
Residential real estate:
First mortgage	1,172	226	2,226	3,624	28,660	32,284
Multifamily	-	-	465	465	7,427	7,892
Home equity	625	-	109	734	4,389	5,123
Construction	-	-	-	-	2,243	2,243
Consumer	18	2	-	20	2,198	2,218
Other loans	-	-	-	-	3,559	3,559

Total	$2,667	$1,036	$15,927	$19,630	$182,141	$201,771

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Changes in the allowances for loan losses as of and for the three and six months ended June 30, 2011 are as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:

Total ending allowance balance as of March 31, 2011	$585	$739	$1,153	$1,084	$93	$167	$3,821
For the three months ended June 30, 2011
Charge-offs	-	-	-	-	(3)	(6)	(9)
Recoveries	-	3	-	-	4	3	10
Provision (decrease) increase	(3)	98	67	373	(51)	(61)	423

Total ending allowance balance as of June 30, 2011	$582	$840	$1,220	$1,457	$43	$103	$4,245

Total ending allowance balance as of December 31, 2010	$649	$651	$1,291	$1,045	$105	$110	$3,851
For the six months ended June 30, 2011:
Charge-offs	-	-	-	-	-	(17)	(17)
Recoveries	95	126	-	2	6	8	237
Provision (decrease) increase	(162)	63	(71)	410	(68)	2	174

Total ending allowance balance as of June 30, 2011	$582	$840	$1,220	$1,457	$43	$103	$4,245

The following table shows the changes in the allowance for loan losses for the three and six months ended June 30, 2010:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:

Total ending allowance balance as of March 31, 2010	$370	$718	$1,279	$1,165	$147	$70	$3,749
For the three months ended June 30, 2010:
Charge-offs	(3)	-	-	(15)	(20)	-	(38)
Recoveries	-	-	-	5	3	-	8
Provision (decrease) increase	48	(26)	(20)	46	(43)	71	76

Total ending allowance balance as of June 30, 2010	$415	$692	$1,259	$1,201	$87	$141	$3,795

Total ending allowance balance as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$3,564
For the six months ended June 30, 2010:
Charge-offs	(3)	-	-	(15)	(34)	-	(52)
Recoveries	-	-	-	8	8	-	16
Provision (decrease) increase	17	(157)	89	235	8	75	267

Total ending allowance balance as of June 30, 2010	$415	$692	$1,259	$1,201	$87	$141	$3,795

The Company experienced $220 thousand in net loan recoveries for the six months ended June 30, 2011 compared to $36 thousand in net loan charge-offs for the six months ended June 30, 2010. The Company experienced $1 thousand in net loan recoveries for the three months ended June 30, 2011 compared to $30 thousand in net loan charge-offs for the three months ended June 30, 2010.  In a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.82% as of June 30, 2010 to 0.70% as of December 31, 2010, and increased one basis point (“bp”) to 0.71% as of June 30, 2011.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans for impairment by the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Company uses the following definitions for risk ratings:

•
Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  These loans exhibit a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt.  Substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR. Thses loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

•
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•
Pass.  Loans are classified as pass in all classes within the commercial, faith-based non-profit, mortgage, consumer, and other portfolio segments that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.   These loans exhibit a low likelihood of loss related to those loans that are considered pass.

Management’s definitions of risk characteristics were reviewed and updated during 2010.

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$7,131	$204	$1,228	$-	$8,563
Commercial real estate:
Construction	5	-	1,039	-	1,044
Owner occupied	17,401	1,892	2,806	-	22,099
Other	16,787	1,018	6,466	-	24,271
Faith-based and non-profit:					-
Construction	5,828	-	289	-	6,117
Owner occupied	53,144	4,907	18,618	-	76,669
Other	7,774	21	7	-	7,802
Residential real estate:					-
First mortgage	26,916	1,316	3,975	-	32,207
Multifamily	7,289	66	524	-	7,879
Home equity	3,877	-	953	-	4,830
Construction	372	-	-	-	372
Consumer	1,760	6	38	-	1,804
Other loans	3,279	-	-	-	3,279

Total	$151,563	$9,430	$35,943	$-	$196,936

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The respective allowance for loan losses for these loans as of June 30, 2011, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$556	$7	$20	$-	$583
Commercial real estate:
Construction	-	-	36	-	36
Owner occupied	320	29	56	-	405
Other	263	16	120	-	399
Faith-based and non-profit:					-
Construction	84	-	4	-	88
Owner occupied	793	73	147	-	1,013
Other	117	-	-	-	117
Residential real estate:					-
First mortgage	530	21	407	-	958
Multifamily	164	1	177	-	342
Home equity	116	-	36	-	152
Construction	6	-	-	-	6
Consumer	37	1	5	-	43
Other loans	103	-	-	-	103

Total	$3,089	$148	$1,008	$-	$4,245
As of December 31, 2010, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$7,495	$234	$1,419	$-	$9,148
Commercial real estate:
Construction	115	34	1,038	-	1,187
Owner occupied	17,312	1,759	3,324	-	22,395
Other	16,637	1,529	6,099	-	24,265
Faith-based and non-profit:					-
Construction	9,560	-	280	-	9,840
Owner occupied	59,893	2,940	16,657	-	79,490
Other	2,057	22	48	-	2,127
Residential real estate:					-
First mortgage	26,951	1,362	3,971	-	32,284
Multifamily	7,293	67	532	-	7,892
Home equity	4,544	73	506	-	5,123
Construction	2,243	-	-	-	2,243
Consumer	2,158	-	60	-	2,218
Other loans	437	-	3,122	-	3,559

Total	$156,695	$8,020	$37,056	$-	$201,771

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The respective allowance for loan losses for these loans as of December 31, 2010, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$629	$19	$3	$-	$651
Commercial real estate:
Construction	2		-	-	2
Owner occupied	312	23	33	-	368
Other	217	20	44	-	281
Faith-based and non-profit:					-
Construction	125	-	4	-	129
Owner occupied	933	40	157	-	1,130
Other	27	1	2	-	30
Residential real estate:					-
First mortgage	515	19	68	-	602
Multifamily	179	3	63	-	245
Home equity	120	2	46	-	168
Construction	30	-	-	-	30
Consumer	103	-	2	-	105
Other loans	66	-	44	-	110

Total	$3,258	$127	$466	$-	$3,851

6.	BORROWINGS

Borrowings as of June 30, 2011 and December 31, 2010 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.5% which matures in 2020.

(Dollars in thousands)	June 30, 2011
(Unaudited)	Amount	Maturity Date	Rate
Fixed Rate Note	$735	2020	0.50%

	December 31, 2010
	Amount	Maturity Date	Rate
Fixed Rate Note	$745	2020	0.50%

The Company has federal funds lines of credit with three correspondent banks totaling $12.0 million.  The Company periodically tests its federal funds lines of credit with these correspondent banks.  These lines were tested in the quarter ended June 30, 2011. The Company had unused borrowing capacity with the FHLB of $7.9 million and $10.2 million, respectively, as of June 30, 2011 and December 31, 2010.

7.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the three and six months ended June 30, 2011 totaled $53 thousand and $100 thousand, respectively.  The contributions paid during the three and six months ended June 30, 2010, totaled $53 thousand for both periods. The Cash Balance Plan was not fully funded as of June 30, 2011 and December 31, 2010. The Bank expects to provide $0.4 million in funding to the Cash Balance Plan in 2011.  The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $13.0 million face value covering all the participants in the SERP. Increases in the cash value of the BOLI policies totaled $49 thousand and $97 thousand for the three and six months ended June 30, 2011. During the three and six months periods ended June 30, 2010 the cash value of the BOLI policies increased $55 thousand and $102 thousand, respectively.  The cash value of the BOLI owned by the Bank was $5.7 million and $5.6 million as of June 30, 2011 and December 31, 2010, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2011.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three and six months ended June 30, 2011 and June 30, 2010 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
(Unaudited)
Service cost	$68	$67	$-	$-	$68	$67
Interest cost	125	127	53	55	178	182
Expected return on plan assets	(121)	(106)	-	-	(121)	(106)
Amortization of prior service costs	1	1	2	2	3	3
Recognized net actuarial gain	76	76	2	-	78	76
Net periodic cost	$149	$165	$57	$57	$206	$222

(Dollars in thousands)	Cash Balance Plan		SERP		Total
(Unaudited)	2011	2010	2011	2010	2011	2010

Service cost	$34	$34	$-	$-	$34	$34
Interest cost	62	63	27	28	89	91
Expected return on plan assets	(60)	(53)	-	-	(60)	(53)
Amortization of prior service costs	-	-	1	1	1	1
Amortization of net loss	38	38	1	-	39	38
Net periodic cost	$74	$82	$29	$29	$103	$111

The Bank had a liability for the Cash Balance Plan of $1.4 million for both periods ending June 30, 2011 and December 31, 2010.  The liability is included in Other Liabilities within the Consolidated Balance Sheets.  The accrued liability and accumulated benefit obligations for the SERP was $2.1 million  for both periods ending June 30, 2011 and December 31, 2010.   The balance is included in Other Liabilities within the Consolidated Balance Sheets.  The June 30, 2011 fair value of the pension plan assets is immaterially different from what was reported for December 31, 2010 in the Company’s Annual Report on Form 10-.

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

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

The portfolio shall be structured to meet financial objectives over a period of 11 or more years.  Over that time horizon, the total rate of return should equal at least 103% of the applicable blended benchmark returns and place in the top half of group performance.  Benchmarks which may be used for portfolio performance comparison are as follows:

•	U.S. Large Cap Equities: S&P 500, Russell 1000, Russell 1000 Value, and Russell 1000 Growth
•	U.S. Mid Cap Equities: S&P 400 Mid Cap, Russell Mid Cap Value, and Russell Mid Cap Growth
•	U.S. Small Cap Equities: S&P 600 Small Cap, Russell 2000 Value, and Russell 2000 Growth
•	Non-U.S. Equities: MSCI EAFE IL
•	Fixed Income: Lehman Brothers Intermediate Govt./Corp.
•	Cash: U.S. 3-Month Treasury Bill

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary.  Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $50 thousand and $94 thousand, respectively, for the three and six months ended June 30, 2011.  The Bank’s contributions to the 401(k) plan were $22 thousand and $72 thousand, respectively, for the three and six months ended June 30, 2010.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At June 30, 2011 and December 31, 2010, the amount of the non-qualified deferred compensation plan liability was $0.3 million.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of June 30, 2011 and December 31, 2010, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise.  Thereafter, amounts are accrued by a charge to employee benefits. As of June 30, 2011 and December 31, 2010, $0.2 million was recorded in other liabilities for the split dollar benefit.

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

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Financial instruments whose contract amounts represent credit risk as of June 30, 2011 and December 31, 2010, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at June 30, 2011 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$123	$11,250	$11,373
One to three years	-	1,331	1,331
Three to five years	333	3,775	4,108
More than five years	71	2,252	2,323

	$527	$18,608	$19,135

9.	FAIR VALUE MEASUREMENT

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

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Agencies,, State and Municipal bonds and MBS.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets.

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Assets and Liabilities Measured on a Recurring Basis:

AFS Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and Money Market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, State and Municipal bonds and Corporate Debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Assets measured at fair value on a recurring basis as of June 30, 2011 were:

(Dollars in thousands) (Unaudited)		Quoted Prices in Active Markets for Identical	Significant Other Observable	Significant Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Recurring:

US Agencies	$1,574	$-	$1,574	$-
Government sponsored MBS
Residential	22,315	-	22,315	-
Non-Government sponsored MBS
Residential	164	-	164	-
Municipal securities
North Carolina	3,601	-	3,601	-
Out of state	3,615	-	3,615	-
Mortgage Servicing Rights	61	-	-	61

Total	$31,330	$-	$31,269	$61

Assets measured at fair value on a recurring basis as of December 31, 2010 were:

(Dollars in thousands)	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Recurring:

Government sponsored MBS
Residential	$13,712	$-	$13,712	$-
Non-Government sponsored MBS
Residential	205	-	205	-
Municipal securities
North Carolina	3,186	-	3,186	-
Out of state	3,524	-	3,524	-
Mortgage Servicing Rights	66	-	-	66
	$20,693	$-	$20,627	$66

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The table below displays the change in all recurring Level 3 Assets from December 31, 2010 to June 30, 2011:

(Dollars in thousands)	Mortgage Servicing Rights
(Unaudited)
Beginning balance (December 31, 2010)	$66
Amortization	3
Ending Balance (March 31, 2011)	$63
Amortization	2
Ending Balance (June 30, 2011)	$61

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

Other real estate owned (“OREO”): Foreclosed assets are adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less estimated carry costs and costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records the foreclosed asset as nonrecurring Level 3.

Assets measured at fair value on a nonrecurring basis as of June 30, 2011 were:

(Dollars in thousands) (Unaudited)	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

Other real estate owned	$2,521	$-	$-	$2,521
Impaired and TDR loans	22,412	-	-	22,412
Total	$24,933	$-	$-	$24,933

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 were:

(Dollars in thousands)	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

Other real estate owned	$1,915	$-	$-	$1,915
Impaired and TDR loans	15,452	-	-	15,452
Total	$17,367	$-	$-	$17,367

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

As of June 30, 2011 and December 31, 2010, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	June 30, 2011		December 31, 2010
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$69,486	$69,486	$74,575	$74,575
Marketable securities	31,269	31,269	20,627	20,627
Loans, net of allowances for loan losses	192,691	198,040	197,920	202,826
Accrued interest receivable	798	798	627	627

Liabilities:
Deposits	$269,640	$269,397	$269,684	$269,596
Other borrowings	735	642	745	780
Accrued interest payable	745	641	306	306

Index

M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

10.	SUBSEQUENT EVENTS:

On August 5, 2011, Standards and Poors (“S&P”) downgraded the United States long-term credit rating from AAA to AA+, with a negative outlook indicating that a further downgrade is possible.  This downgrade, or further downgrades if they were to occur, could affect the market for securities issued or guaranteed by the federal government, and we could suffer a loss in the fair value of our investment portfolio that we record through accumulated other comprehensive income on our balance sheet. At June 30, 2011, we had approximately $23.9 million of fair value invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by U.S. government agencies or U.S. government-sponsored enterprises. Deterioration in the valuation or liquidity of our investment securities could lead counterparties to require additional collateral for our borrowings or pledges for public deposits. Continuing uncertainty in the economic, political and financial markets and the ongoing sovereign debt crisis in Europe could also impact our borrowers and could negatively affect our credit portfolio.

Following the ratings downgrade by S&P, various federal banking agencies issued a joint release indicating that for regulatory purposes the downgrade does not affect the risk weightings assigned to securities issued or guaranteed by the U.S. Government, its agencies and U.S. Government-sponsored enterprises. At this time, we cannot assess the likelihood or severity of any further downgrade or the potential consequences these factors may have on our capital position, financial condition or future earnings of the Company.

Index

M&F BANCORP, INC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following tables sets forth selected financial information for the Company, including balance sheets and operational data as of and for the three and six months ended June 30, 2011 and  June 30, 2010 portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Balance Sheet Data	As of June 30,
(Dollars in thousands)	2011	2010
(Unaudited)
Cash and due from banks	$69,486	$49,478
Securities	31,269	15,810
Gross loans	196,936	206,700
Allowance for loan losses	(4,245)	(3,795)
Total Assets	312,915	287,559
Deposits	269,640	24,388
Borrowings	735	756
Stockholders' equity	37,099	36,774

Summary of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
(Unaudited)
Interest income	$3,113	$3,333	$6,196	$6,696
Interest expense	367	532	763	1,071
Net interest income	2,746	2,801	5,433	5,625
Provision (recovery) for loan losses	422	77	173	267
Net interest income after provision for loan losses	2,324	2,724	5,260	5,358
Other operating income	692	592	1,271	1,151
Other operating expense	2,875	2,972	5,885	5,883
Pre-tax net income	141	344	646	626
Income tax expense	39	75	179	134
Preferred dividends and accretion	(59)	(147)	(119)	(295)
Net income (1)	$43	$122	$348	$197

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Per Share Data (1)
Net income-basic and diluted	$0.02	$0.06	$0.17	$0.10
Common stock dividends	-	-	-	0.0175
Book value per share of common stock (2)	12.49	12.33	12.49	12.33
Average common shares outstanding	2,031,337	2,031,337	2,031,337	2,031,337

Selected Ratios (1)
Return on average assets	0.06%	0.17%	0.23%	0.14%
Return on average stockholders' equity	0.46	1.33	1.89	1.08

Dividend payout ratio	$-	$-	$-	$0.18
Average stockholders' equity to average total assets	12.01%	12.78%	12.03%	12.88%
Net interest margin (3)	3.83	4.22	3.83	4.30

(1) available to common stockholders
(2) stockholders equity reduced for liquidation value of preferred stock
(3) on a tax equivalent basis

Index

M&F BANCORP, INC. AND SUBSIDIARY

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Concerns regarding the recent downgrade of the U.S. government’s credit rating could have a material adverse effect on our business, financial condition, liquidity, and results of operations:

o
On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  On August 8, 2011 Standard & Poor’s also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, the Federal Farm Credit Bank, and the FHLB, from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade, according to Standard & Poor’s, reflects its view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition, and liquidity.  In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability.  It may also negatively affect the value and liquidity of the government securities we hold in our investment portfolio and could result in our counterparties or certain municipal depositors with collateral pledge requirements requiring us to post additional or alternative collateral for our borrowings or deposits. The adverse consequences as a result of the downgrade could extend to the borrowers of the loans we make and, as a result, could adversely affect our borrowers’ ability to repay their loans and, accordingly, affect our credit quality.  Because of the unprecedented nature of the negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on markets and our business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. government’s credit rating in the future.

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

•	The Company’s failure to satisfy the requirements of the Memorandum of Understanding (the “Company MOU”) with the FRB;
•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;
•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;

Index

M&F BANCORP, INC. AND SUBSIDIARY

•	Revenues are lower than expected;
•	Credit quality deterioration which could cause an increase in the provision for credit losses;
•	Competitive pressure among depository institutions increases significantly;
•	Changes in consumer spending, borrowings and savings habits;
•	Our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;
•	Technological changes and security and operations risks associated with the use of technology;
•	The cost of additional capital is more than expected;
•	A change in the interest rate environment reduces interest margins;
•	Asset/liability repricing risks, ineffective hedging and liquidity risks;
•	Counterparty risk;
•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;
•	The effects of the FDIC deposit insurance premiums and assessments;
•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board;
•	Volatility in the credit or equity markets and its effect on the general economy;
•	Demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;
•	The costs and effects of legal, accounting and regulatory developments and compliance; and
•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

Congress enacted the Dodd-Frank Act on July 21, 2010. This new law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, and the financial condition and operations of banks and bank holding companies, including the Bank. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated or issued for comment in recent months, many of these required regulations are still being drafted. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act will have a near-term effect on us. For example, the federal prohibitions on paying interest on demand deposits were eliminated on July 21, 2011, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense and could adversely impact our ability to compete with larger financial institutions that have more diverse sources of revenues which may allow them to offer higher interest rates on certain types of demand deposit accounts. Many of the provisions of the Dodd-Frank Act are focused on financial institutions that are significantly larger than the Company and the Bank. As rules and regulations are promulgated by the federal agencies, the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended June 30, 2011.

•
Net income before preferred stock dividends was $0.1 million for the three months ended June 30, 2011 and $0.3 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, net income available to common stockholders was $43 thousand, or $0.02 per common share. For the three months ended June 30, 2010, net income available to common stockholders was $122 thousand, or $0.06 per common share.

•
Interest income on loans decreased by $0.3 million or 9.72% while interest income on investments and cash increased $86 thousand resulting in total interest income being $0.2 million less in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Average loans outstanding for the three months ended June 30, 2011 decreased $11.6 million from the June 30, 2010 level of $218.3 million, and the rate for average loan interest earned decreased 26 bps compared to June 30, 2010, in part due to the increase in non-performing assets during the three months ended June 30, 2011 compared to the same period in 2010.

•
Interest expense on deposits decreased $0.2 million and interest expense on borrowings remained unchanged, resulting in total interest expense being $0.2 million less in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  Average interest-bearing deposits outstanding increased $27.3 million during the three months ended June 30, 2011 from the level on June 30, 2010; however, the average cost of those deposits decreased 44 bps in the three months ended June 30, 2011 compared to the same period in June 30, 2010.  Average borrowings in the three months ended June 30, 2011 decreased slightly compared to the June 30, 2010 balance, and the cost of those borrowings remained unchanged.

•
Net interest income, due to the above factors, decreased $55 thousand, or 1.96% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  The net interest margin, on a tax equivalent (“TE”) basis for the three months ended June 30, 2011 was 3.83% compared to 4.22% for the three months ended June 30, 2010, a decrease of 39 bps.

•
The ending balance of the Allowance for Loan Losses as a percentage of loans outstanding increased in 2011 to 2.16% as of June 30, 2011 compared to 1.91% as of December 31, 2010.  The provision for loan losses increased $0.3 million due to an increase in specific reserves for impaired loans.

•
Noninterest income increased slightly by $0.1 million in the quarter ended June 30, 2011 over the same period in 2010, mainly due to a realized gain on on sale of other real estate owned (“OREO”), partially offset by declines in service charge fees.

•
Noninterest expense decreased $97 thousand in the three months ended June 30, 2011 over the same period in 2010 largely driven by a decrease in OREO related expenses.  The decrease was partially offset by an increase in salaries and employees benefits.

•
Preferred stock dividends in the quarters ended June 30, 2011 and June 30, 2010 were $59 thousand and $147 thousand, respectively.  The reduction in preferred dividends was the result of a reduction in the dividend yield from 5% to 2% for June 30, 2010 and June 30, 2011, respectively.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the six months ended June 30, 2011.

•
Net income before preferred stock dividends was $0.5 million for the six months ended June 30, 2011 and June 30, 2010.  For the six months ended June 30, 2011, net income available to common stockholders was $0.3 million, or $0.17 per common share. For the six months ended June 30, 2010, net income available to common stockholders was $0.2 million, or $0.10 per common share.

•
Interest income on loans decreased by $0.6 million or 9.58% while interest income on investments and cash increased $0.1 million resulting in total interest income declining $0.5 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Average loans outstanding for the six months ended June 30, 2011 decreased $10.6 million from the June 30, 2010 level, and the rate for average loan interest earned decreased 28 bps compared to the six months ended June 30, 2010, mainly due to the increase in non-performing assets during the six months ended June 30, 2011 compared to the same period in 2010.

•
Interest expense on deposits decreased $0.3 million and interest expense on borrowings declined 3 bps, resulting in total interest expense being $0.3 million less in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  Average interest-bearing deposits outstanding increased $25.1 million during the six months ended June 30, 2011 from June 30, 2010; however, the average cost of those deposits decreased 40 bps in the six months ended June 30, 2011 compared to the same period in June 30, 2010.  Average borrowings in the six months ended June 30, 2011 decreased $0.7 million compared to the June 30, 2010 balance, and the cost of those borrowings decreased  3 bps during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Index

M&F BANCORP, INC. AND SUBSIDIARY

•
Net interest income, due to the above factors, decreased $0.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The net interest margin, on a TE basis for the six months ended June 30, 2011 was 3.83% compared to 4.30% for the six months ended June 30, 2010, a decrease of 47 bps.

•
The ending balance of the Allowance for Loan Losses as a percentage of loans outstanding increased to 2.16% as of June 30, 2011 compared to 1.91% as of December 31, 2010.  While the coverage increased during 2011, the $10.6 million decrease in average loans outstanding compared to December 31, 2010, and net recoveries of $0.2 million during the six months ended June 30, 2011, resulted in management's estimate of a lower provision required to cover the estimated inherent losses in the loan portfolio.  As a direct result, the Company recorded a loan provision of $0.2 million for the six months ended June 30, 2011, compared to a loan provision of $0.3 million for the six months ended June 30, 2010.

•
Noninterest income increased by $0.1 million in the six months ended June 30, 2011 over the same period in 2010, mainly due to a realized gain on the disposal of assets and sale of OREO, partially offset by declines in service charge fees.

•
Noninterest expense increased slightly by $2 thousand in the six months ended June 30, 2011 over the same period in 2010 with an increase of $0.3 million in salaries and employee benefits, which was mostly offset by a decline in miscellaneous charge-offs, FDIC insurance expense, and OREO expenses.

•
Preferred stock dividends in the six months ended June 30, 2011 and June 30, 2010 were $0.1 million and $0.3 million, respectively.  The reduction in preferred dividends was the result of a reduction in the dividend yield from 5% to 2% for June 30, 2010 and June 30, 2011, respectively.

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

The Company’s significant accounting policies are discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

•
Foreclosed Assets– Foreclosed assets represent properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

•
Fair Value Estimates– Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared with three months ended June 30, 2010

•
Net income before preferred stock dividends was $0.1 million and $0.3 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Net income available to common stockholders for the three months ended June 30, 2011 was $43 thousand or $0.02 per share. Net income available to common stockholders for the three months ended June 30, 2010 was $122 thousand or $0.06 per share.

•	Net operating income before income taxes and preferred dividends for the three months ended June 30, 2011 and June 30, 2010 was $0.1 million and $0.3 million, respectively.
o	Net interest margin decreased from 4.22% for the three months ended June 30, 2010 to 3.68% for the three months ended June 30, 2011 due to:
▪
Average loans outstanding decreased $11.6 million in 2011 over 2010, while yields on average loans decreased from 6.04% for the three months ending June 30, 2010 to 5.78% for the three months ending June 30, 2011, resulting in $0.3 million lower interest income from loans. Income from loans decreased in part due to the decrease in average loans outstanding, as well as a $5.1 million increase in average non-accrual loans to $14.0 million for the three months ended June 30, 2011 compared to $8.9 million for the three months ended June 30, 2010.  As of June 30, 2011, non-accrued interest income was $1.5 million, or a 63.8% increase over the non-accrued interest income at June 30, 2010, of $0.9 million.

▪
Average interest bearing deposits outstanding increased $27.3 million in 2011 over 2010.  Despite the large increase in average deposits, interest expense declined by $0.2 million in the three months ended June 30, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.

▪	Average borrowings outstanding decreased $2 thousand from the 2010 average balance, and the average rate paid on borrowings remained flat at 0.5%.
o	Noninterest income increased $0.1 million in 2011 from 2010, predominantly due to the realized gain on sale of OREO. The realized gain was offset by declines in service charge fees.
o
Noninterest expense decreased in 2011 by $97 thousand.  An increase in salaries and employee benefits mainly due to additions in problem asset management was partially offset by declines in FDIC deposit insurance and OREO expenses.

o
The above decrease in the net interest income was amplified by an increase in the loan provision from $0.1 million to $0.4 million during the three months ended June 30, 2010, and June 30, 2011, respectively.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $55 thousand, or 1.96%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended June 30, 2011 was $290.8 million, up 7.76% compared to $269.9 million for the three months ended June 30, 2010. On a fully TE basis, net interest margin was 3.83% and 4.22% for the three months ended June 30, 2011 and June 30, 2010, respectively. The net interest spread decreased 36 bps to 3.68% for the three months ended June 30, 2011, from 4.04% for the three months ended June 30, 2010. The yield on average interest-earning assets was 4.34% and 5.14% for the three months ended June 30, 2011 and June 30, 2010, respectively, a decrease of 80 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.66% and 1.10%, respectively, a decrease of 44  bps due to the ongoing low interest rate environment.

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As loans and time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these loans and deposits.

Interest income decreased 4.20% for the three months ended June 30, 2011 to $3.1 million, from $3.3 million for the three months ended June 30, 2010. The average balances of loans, which had overall yields of 5.78% for the three months ended June 30, 2011 and 6.04% for the three months ended June 30, 2010, respectively, decreased from $208.3 million for the three months ended June 30, 2010 to $196.7 million for the three months ended June 30, 2011. The average balance of investment securities increased $11.4 million from $16.5 million for the three months ended June 30, 2010 to $27.9 million for the three months ended June 30, 2011. The TE yield on investment securities decreased from 5.13% for the three months ended June 30, 2010 to 3.92% for the three months ended June 30, 2011. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments increased from $45.1 million for the three months ended June 30, 2010 to $66.3 million for the three months ended June 30, 2011, and the average yield in this category increased 7 bps from 0.17% to 0.24% over the same time period.  This increase in the average balances year over year for federal funds sold and other short-term investments also has a negative impact on net interest margin. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Interest expense decreased 31.02% for the three months ended June 30, 2011, to $0.4 million, from $0.5 million for the three months ended June 30, 2010.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $193.1 million for the three months ended June 30, 2010, to $220.4 million for the three months ended June 30, 2011. The average rate paid on interest-bearing deposits decreased 44 bps from  1.10% for the three months ended June 30, 2010 to 0.66% for the three months ended June 30, 2011, primarily caused by the decreases in rates paid on time deposits.

The average rate on borrowings remained flat at 0.53% for the three months ended June 30, 2010 and for the three months ended June 30, 2011. The average borrowings outstanding decreased $2 thousand from the three months ended June 30, 2010 to the three months ended June 30, 2011. The interest expense on borrowed funds remained unchanged at $1 thousand in 2011 compared to 2010.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2011 and 2010
(Dollars in thousands)	2011			2010
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$196,683	$2,842	5.78%	$208,316	$3,148	6.04%
Taxable securities	21,306	164	3.08	9,320	93	3.99
Nontaxable securities(2)	6,584	67	6.62	7,202	73	6.60
Federal funds sold and other interest on short-term investments	66,263	40	0.24	45,065	19	0.17
Total interest earning assets	290,836	3,113	4.34%	269,903	3,333	5.14%
Cash and due from banks	2,133			1,944
Other assets	19,340			19,409
Allowance for loan losses	(3,847)			(3,757)
Total assets	$308,462			$287,499

Liabilities and Equity
Savings deposits	$61,136	$49	0.32%	$46,530	$48	0.41%
Interest-bearing demand deposits	24,534	15	0.24	28,243	24	0.34
Time deposits	134,716	302	0.90	118,328	459	1.55
Total interest-bearing deposits	220,386	366	0.66	193,101	531	1.10
Borrowed funds	759	1	0.53	757	1	0.53
Total interest-bearing liabilities	221,145	367	0.66%	193,858	532	1.10%
Non-interest-bearing deposits	44,730			51,494
Other liabilities	5,549			5,398
Total liabilities	271,424			250,750
Stockholders' equity	37,038			36,749
Total liabilities and stockholders' equity	$308,462			$287,499

Net interest income		$2,746			$2,801

Non-taxable securities		67			73
Tax equivalent adjustment (3)		42			46

Tax equivalent net interest income		$2,788			$2,847
Net interest spread (4)			3.68%			4.04%
Net interest margin (5)		3.83%			4.22%

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

Noninterest Income.  Noninterest income increased 16.89%, or $0.1 million, for three months ended June 30, 2011.  The increase was primarily the result of a realized gain from the sale of of OREO. In June 2011, the Company sold a branch that it closed in September of 2009 for a gain that comprised the majority of the realized gain for the quarter.  The realized gain was offset by a reduction in service charge fees.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 3.26% to $2.9 million for the three months ended June 30, 2011 from $3.0 million for the three months ended June 30, 2010. The largest impacts to noninterest expense was an increase in salaries and employee benefits, offset by reductions in OREO expenses, and miscellaneous charge-offs.

Salary and employee benefits expenses for the three months ended June 30, 2011 and June 30, 2010 were $1.4 million and $1.2 million, respectively. The full time equivalent employees increased from 71 as of June 30, 2010 to 75 as of June 30, 2011, mainly due to additions in problem asset management, resulting in an increase in salaries and wages expense.  Benefits increased $54 thousand in the three months ended June 30, 2011 compared to the same period in 2010, primarily due to increased retirement benefit costs associated with the Company’s deferred compensation plans.

Occupancy expense remained flat at $0.4 million in the three months ended June 30, 2011 from the same period in 2010.

Data processing and communications costs decreased by 14.07%, or $28 thousand, to $171 thousand in 2011, mainly due to decreased core processing charges.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Directors and advisory board fees was steady at $0.1 million for the three months ended June 30, 2011 and 2010. Professional fees decreased by $6 thousand in the three months ended June 30, 2011 compared to 2010.  All other noninterest expense, also, remained relatively flat when comparing the three months ended June 30, 2011 to the three months ended June 30, 2010.

Provision for Income Taxes.  The Company recorded an income tax expense of $39 thousand and $75 thousand for the three months ended June 30, 2011 and June 30, 2010, respectively. The overall effective rate increased from a tax expense of 21.80% in the three months ended June 30, 2010 to a tax expense of 27.66% in the three months ended June 30, 2011, due to a decrease in tax exempt interest income and permanent tax to book differences decreasing.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

•
Net income before preferred stock dividends was $0.5 million for the six months ended June 30, 2011 and June 30, 2010. Net income available to common stockholders for the six months ended June 30, 2011 was $0.3 million or $0.17 per share. Net income available to common stockholders for the six months ended June 30, 2010 was $0.2 million or $0.10 per share.

•	Net operating income before income taxes and preferred dividends for the six months ended June 30, 2011 and June 30, 2010 was $0.6 million.
o	Net interest margin decreased from 4.30% for the six months ended June 30, 2010 to 3.83% for the six months ended June 30, 2011 due to:
▪
Average loans outstanding decreased $10.6 million in 2011 over 2010 and average yield decreased from 6.04% for the six months ended June 30, 2010 to 5.76% for the six months ended June 30, 2011, resulting in $0.6 million less interest income from loans. Interest income from loans decreased in part due to the decrease in average loans outstanding, as well as a $4.4 million increase in average non-accrual loans to $13.3 million for the three months ended June 30, 2011 compared to $8.9 million for the three months ended June 30, 2010.  As of June 30, 2011, non-accrued interest income was $1.5 million, or a 63.8% increase over the non-accrued interest income at June 30, 2010, of $0.9 million.

▪
Average interest bearing deposits outstanding increased $25.1 million in 2011 over 2010.  Despite the large increase in average deposits, interest expense declined by $0.3 million in the six months ended June 30, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.

▪	Average borrowings outstanding decreased $0.7 million from the 2010 average balance, and the average rate paid on borrowings decreased from 0.56% in 2010 to 0.53% in 2011
o
Noninterest income increased $0.1 million in 2011 from 2010, predominantly due to the realized gain on disposal of assets and sale of OREO.  The realized gains were offset by declines in service charge fees.

o	Noninterest expense increased in 2011 by $2 thousand. An increase in salaries and employee benefits was offset by declines in FDIC insurance expense, and OREO expenses.
o
The above increase in the net interest income was offset by a reduction in loan provision of $0.1 million during the six months ended June 30, 2011 to $0.2 million, contrasted with a loan provision of $0.3 million for the six months ended June 30, 2010.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.2 million, or 3.41%, from $5.6 million for the six months ended June 30, 2010, to $5.4 million for the six months ended June 30, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the six months ended June 30, 2011 was $287.8 million, up 8.25% compared to $265.9 million for the six months ended June 30, 2010. On a fully TE basis, net interest margin was 3.83% and 4.30% for the six months ended June 30, 2011 and June 30, 2010, respectively. The net interest spread decreased  29 bps to 3.37% for the six months ended June 30, 2011, from 3.96% for the six months ended June 30, 2010. The yield on average interest-earning assets was 4.37% and 5.06% for the six months ended June 30, 2011 and June 30, 2010, respectively, a decrease of 69 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.70% and 1.10%, respectively, a decrease of 40  bps due to the ongoing low interest rate environment.

Interest income decreased 7.47% for the six months ended June 30, 2011 to $6.2 million, from $6.7 million for the six months ended June 30, 2010. The average balances of loans, which had overall yields of 5.76% for the six months ended June 30, 2011 and 6.04% for the six months ended June 30, 2010, respectively, decreased from $208.6 million for the six months ended June 30, 2010 to $198.1 million for the six months ended June 30, 2011. The average balance of investment securities increased $7.5 million from $17.0 million for the six months ended June 30, 2010 to $24.5 million for the six months ended June 30, 2011. The TE yield on investment securities decreased from 5.40% for the six months ended June 30, 2010 to 4.07% for the six months ended June 30, 2011. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments increased from $25.0 million for the six months ended June 30, 2010 to $65.3 million for the six months ended June 30, 2011, and the average yield in this category increased 9 bps from 0.16% to 0.25% over the same time period.  This increase in the average balances year over year for federal funds sold and other short-term investments also has a negative impact on net interest margin. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased 28.76% for the six months ended June 30, 2011, to $0.8 million, from $1.1 million for the six months ended June 30, 2010.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $193.1 million for the six months ended June 30, 2010, to $218.2 million for the six months ended June 30, 2011. The average rate paid on interest-bearing deposits decreased 40 bps from  1.10% for the six months ended June 30, 2010 to 0.70% for the six months ended June 30, 2011, primarily caused by the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 0.56% for the six months ended June 30, 2010 to 0.53% for the six months ended June 30, 2011. The average borrowings outstanding decreased $0.7 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. The interest expense on borrowed funds decreased slightly to $2 thousand in 2011.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)	2011			2010
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$198,052	$5,699	5.76%	$208,644	$6,303	6.04%
Taxable securities	18,032	286	3.17	9,396	206	4.38
Nontaxable securities(2)	6,461	131	6.60	7,561	155	6.67
Federal funds sold and other interest on short-term investments	65,287	80	0.25	40,304	32	0.16
Total interest earning assets	287,832	6,196	4.37%	265,905	6,696	5.06%
Cash and due from banks	2,217			2,005
Other assets	19,246			19,530
Allowance for loan losses	(3,864)			(3,673)
Total assets	$305,431			$283,767

Liabilities and Equity
Savings deposits	$61,598	$101	0.33%	$46,451	$84	0.36%
Interest-bearing demand deposits	25,138	33	0.26	28,191	48	0.34
Time deposits	131,513	627	0.95	118,507	935	1.58
Total interest-bearing deposits	218,249	761	0.70	193,149	1,067	1.10
Borrowed funds	761	2	0.53	1,434	4	0.56
Total interest-bearing liabilities	219,010	763	0.70%	194,583	1,071	1.10%
Non-interest-bearing deposits	44,108			47,331
Other liabilities	5,556			5,303
Total liabilities	268,674			247,217
Stockholders' equity	36,757			36,550
Total liabilities and stockholders' equity	$305,431			$283,767

Net interest income		$5,433			$5,625

Non-taxable securities		131			155
Tax equivalent adjustment (3)		82			97

Tax equivalent net interest income		$5,515			$5,722
Net interest spread (4)			3.67%			3.96%
Net interest margin (5)		3.83%			4.30%

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

Noninterest Income.  Noninterest income increased 10.43%, or $0.1 million, for six months ended June 30, 2011.  The increase was primarily the result of realized gain from the disposal of an asset and the sale of OREO.  In June 2011, the Company sold a branch that it closed in September of 2009 for a gain that comprised the majority of the realized gain for the period.  The realized gain was offset by a reduction in service charge fees.  Rental income increased by $23 thousand for the six months ended June 30, 2011 when compared to the same period in 2010.  The increase in rental income was driven by improved occupancy rates in 2011.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense remained flat for the six months ended June 30, 2011 from the six months ended June 30, 2010. The largest impacts to noninterest expense was an increase in salaries and employee benefits, offset by reductions in FDIC insurance expense, and OREO expenses.

Salary and employee benefits expenses for the six months ended June 30, 2011 and June 30, 2010 were $2.7 million and $2.5 million, respectively. The full time equivalent employees increased from 71 as of the six months ended June 30, 2010 to 75 as of June 30, 2011, mainly due to additions in problem asset management, resulting in an increase in salaries and wages expense.  Benefits increased $84 thousand in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to increased retirement benefit costs associated with the Company’s deferred compensation plans.

Occupancy expense and Director fees remained relatively flat, each increasing $7 thousand in the six months ended June 30, 2011 from the same period in 2010.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Data processing and communications costs decreased by 8.73%, or $37 thousand, to $387 thousand in the six months ended June 30, 2011, mainly due to decreased core processing charges.

Professional fees decreased slightly by $13 thousand in the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

In the six months ended June 30, 2011, FDIC insurance premiums decreased $88 thousand due to a decrease in our insurance rate.

Other expenses decreased $49 thousand for the six months ended June 30, 2011 from the six months ended June 30, 2010.  The reduction in other expenses was driven by a reduction in miscellaneous charge offs.

Provision for Income Taxes.  The Company recorded an income tax expense of $0.2 million for the six months ended June 30, 2011 and $0.1 million for the six months ended June 30, 2010. The overall effective rate increased from 21.41% in the six months ended June 30, 2010 to 27.71% in the six months ended June 30, 2011 due to a decrease in tax exempt interest income and permanent tax to book differences decreasing.

ASSET QUALITY

Provision and Allowance for Loan Losses. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of June 30, 2011, the allowance for loan losses was $4.2 million compared to $3.9 million as of December 31, 2010, which represented approximately 2.16% and 1.91% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at June 30, 2011 were 5.82% of total assets compared to 4.64% at December 31, 2010. Nonperforming assets as percentage of total loans as of June 30, 2011 was 9.24% compared to 7.18% at December 31, 2010.  For the six months ended June 30, 2011 the provision for loan losses decreased to $0.2 million from the 2010 provision of  $0.3 million.

Of the non-accruing loans totaling $15.7 million at June 30, 2011, 92.28% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  Troubled debt restructurings (“TDRs”) in compliance with the modified terms totaled $7.9 million or 61.09% of total TDRs at June 30, 2011.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company currently uses this Federal banking regulators guidance.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type.  The quantitative net loss history utilizes the prior two year period by loan type for the reserve.  The quantitative loss experience by loan type is then applied against the unimpaired loan balances and homogenous impaired balances for which there is no specific reserve to determine the quantitative reserve.  Under Accounting Standards Codification (“ASC”) 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.  The second piece of the calculation is based on qualitative factors, including (i) policy, underwriting, charge-off and collection (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio.  The Company applies additional qualitative factors for non-homogenous classified loans including special mention, substandard, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

Management considers trends in internally risk-rated exposures, criticized exposures, cash-basis loans, and historical and forecasted write-offs.  In addition to a review of industry, geographic, and portfolio concentrations, including current developments within those segments, management considers the current business strategy and credit process, including credit-limit setting and compliance, credit approvals, loan underwriting criteria and loan workout procedures.  The quantitative portion of the allowance for loan losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcome inherent in the estimates used for the allowance.

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due.  Loans are charged-off, with Board approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except through foreclosure, have been exhausted.  The Company continues its collection efforts subsequent to charge-off, which historically has resulted in some recoveries each year.

Index

M&F BANCORP, INC. AND SUBSIDIARY

For all classes of commercial loans, a quarterly evaluation of specific individual borrowers is performed to identify impaired loans.  The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification.  The allowance for loan and lease losses attributed to impaired loans considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan in default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral.

A specific loss allowance is established for impaired loans based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310. The loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs.  Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income maybe accrued or recognized on a cash basis.

Loans at June 30, 2011 and December 31, 2010 were as follows:

	As of June 30,	As of December 31,
	2011	2010
(Dollars in thousands)
Commercial	$8,563	$9,148
Commercial real estate:
Construction	1,044	1,187
Owner occupied	22,099	22,395
Other	24,271	24,265
Faith-based non-profit
Construction	6,117	9,840
Owner occupied	76,669	79,490
Other	7,802	2,127
Residential real estate:
First mortgage	32,207	32,284
Multifamily	7,879	7,892
Home equity	4,830	5,123
Construction	372	2,243
Consumer	1,804	2,218
Other loans	3,279	3,559
Loans, net of deferred fees	196,936	201,771
Allowance for loan losses	(4,245)	(3,851)

Loans, net of allowance for losses	$192,691	$197,920

Index

M&F BANCORP, INC. AND SUBSIDIARY

Activity in the allowance for loan losses for the three and six months ending June 30, 2011 and June 30, 2010 were as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:

Total ending allowance balance as of March 31, 2011	$585	$739	$1,153	$1,084	$93	$167	$3,821
For the three months ended June 30, 2011
Charge-offs	-	-	-	-	(3)	(6)	(9)
Recoveries	-	3	-	-	4	3	10
Provision (decrease) increase	(3)	98	67	373	(51)	(61)	423

Total ending allowance balance as of June 30, 2011	$582	$840	$1,220	$1,457	$43	$103	$4,245

Total ending allowance balance as of December 31, 2010	$649	$651	$1,291	$1,045	$105	$110	$3,851
For the six months ended June 30, 2011:
Charge-offs	-	-	-	-	-	(17)	(17)
Recoveries	95	126	-	2	6	8	237
Provision (decrease) increase	(162)	63	(71)	410	(68)	2	174

Total ending allowance balance as of June 30, 2011	$582	$840	$1,220	$1,457	$43	$103	$4,245

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:

Total ending allowance balance as of March 31, 2010	$370	$718	$1,279	$1,165	$147	$70	$3,749
For the three months ended June 30, 2010:
Charge-offs	(3)	-	-	(15)	(20)	-	(38)
Recoveries	-	-	-	5	3	-	8
Provision (decrease) increase	48	(26)	(20)	46	(43)	71	76

Total ending allowance balance as of June 30, 2010	$415	$692	$1,259	$1,201	$87	$141	$3,795

Total ending allowance balance as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$3,564
For the six months ended June 30, 2010:
Charge-offs	(3)	-	-	(15)	(34)	-	(52)
Recoveries	-	-	-	8	8	-	16
Provision (decrease) increase	17	(157)	89	235	8	75	267

Total ending allowance balance as of June 30, 2010	$415	$692	$1,259	$1,201	$87	$141	$3,795

Index

M&F BANCORP, INC. AND SUBSIDIARY

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method as of June 30, 2011:

	June 30, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$15	$140	$66	$566	$5	$-	$792
Collectively evaluated for impairment	567	700	1,154	891	38	103	3,453

Total ending allowance balance	$582	$840	$1,220	$1,457	$43	$103	$4,245

Loans:
Loans individually evaluated for impairment	$1,195	$5,748	$13,157	$2,307	$5	$-	$22,412
Loans collectively evaluated for impairment	7,368	41,665	77,431	42,981	1,799	3,279	174,523

Total ending loans balance	$8,563	$47,413	$90,588	$45,288	$1,804	$3,279	$196,935

The Company experienced $220 thousand in net loan recoveries for the six months ended June 30, 2011 compared to $36 thousand in net loan charge-offs for the six months ended June 30, 2010. The Company experienced $1 thousand in net loan recoveries for the three months ended June 30, 2011 compared to $30 thousand in net loan charge-offs for the three months ended June 30, 2010.  In a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.82% as of June 30, 2010 to 0.70% as of December 31, 2010, and increased one basis point (“bp”) to 0.71% as of June 30, 2011.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Impaired loan balances at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Unpaid		Allowance for	Interest	Interest Earned
	Principal	Recorded	Loan Losses	Earned	Three
	Balance	Investment	Allocated	Six Months	Months
(Dollars in thousands)
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Commercial real estate:
Construction					-
Owner occupied	762	760	-	14	6
Other	60	60	-	-	-
Faith-based non-profit:					-
Construction	-	-	-	-	-
Owner occupied	6,331	6,324	-	61	33
Other	-	-	-	-	-
Residential real estate:					-
First mortgage	-	-	-	-	-
Multifamily	-	-	-	-	-
Home Equtiy	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Total impaired loans without allowance recorded	$7,153	$7,144	$-	$75	$39

With an allowance recorded:
Commercial	$15	$15	$15	$1	$-
Commercial real estate:
Construction	-	-	-	-	-
Owner occupied	285	285	36	-	-
Other	75	75	22	-	-
Faith-based non-profit
Construction	-	-	-	-	-
Owner Occupied	-	-	-	-	-
Other	-	-	-	-	-
Residential real estate:
First mortgage	869	867	164	18	9
Multifamily	945	943	376	-	-
Home equity	93	93	22	-	-
Construction	-	-	-	-	-
Consumer	5	5	5	-	-
Total impaired loans with allowance recorded	$2,287	$2,283	$640	$19	$9

Total impaired loans	$9,440	$9,427	$640	$94	$48

Index

M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at June 30, 2011 were as follows:

	As of June 30, 2011
					Allowance for	Interest	Interest
	Impaired	Liquid	Total	Recorded	Loan Losses	Earned Six	Earned Three
	Balance	Collateral	Exposure	Investment	Allocated	Months	Months
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,567	$-	$1,567	$1,180	$-	$-	$-
Commercial real estate:
Construction	644	-	644	644	-	3	1
Owner occupied	484	-	484	477	-	4	4
Other	2,649	-	2,649	2,648	-	3	1
Faith-based non-profit:			-				-
Construction	-	-	-	-	-	-	-
Owner occupied	5,915	103	5,812	5,912	-	186	83
Other	-	-	-	-	-	-	-
Residential real estate:			-				-
First mortgage	367	-	367	367	-	3	2
Multifamily	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total TDRs with no allowance recorded	$11,626	$103	$11,523	$11,228	$-	$199	$91

With an allowance recorded:

Commercial	$-	$-	$-	$-	$-	$-	$-
Commercial real estate:
Construction	384	-	384	384	35	12	5
Owner occupied	-	-	-	-	-	-	-
Other	416	-	416	416	47	17	11
Faith-based non-profit
Construction	-	-	-	-	-	-	-
Owner occupied	918	28	889	920	66	17	9
Other	-	-	-	-	-	-	-
Residential real estate:
First mortgage	37	-	37	37	4	-	-
Multifamily	-	-	-	-	-	-	-
Home equity	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Total TDRs with allowance recorded	$1,755	$28	$1,726	$1,757	$152	$46	$25

Total TDR loans	$13,381	$131	$13,249	$12,985	$152	$245	$116

Index

TDRs balances at December 31, 2010 were as follows:

	As of December 31, 2010
					Allowance for
	Impaired	Liquid	Total	Recorded	Loan Losses	Interest
	Balance	Collateral	Exposure	Investment	Allocated	Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,180	$-	$1,180	$1,180	$-	$-
Commercial real estate:
Construction	1,038	-	1,038	1,038	-	32
Owner occupied	744	-	744	744	-
Other	3,034	-	3,034	3,034	-	32
Faith-based and non-profit:
Construction	-	-	-	-	-	-
Owner occupied	2,301	(103)	2,198	2,299	-	201
Other	-	-	-	-	-	-
Residential real estate:
First mortgage	118	(6)	112	118		4
Multifamily	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total TDRs with no allowance recorded	$8,415	$(109)	$8,306	$8,413	$-	$269
With an allowance recorded:

Commercial	$-	$-	$-	$-	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Faith-based and non-profit:
Construction	-	-	-	-	-	-
Owner occupied	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential real estate:
First mortgage	49	-	49	49	9	2
Multifamily	-	-	-	-	-	-
Home equity	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total TDRs with allowance recorded	$49	$-	$49	$49	$9	$2

Total TDR loans	$8,464	$(109)	$8,355	$8,462	$9	$271

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Index

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of June 30, 2011:

			Loans Past Due
			Over 90 Days
			Still
	Nonaccrual	Number	Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$-	-
Commercial real estate:
Construction	644	1	-	-
Owner occupied	1,003	5	-	-
Other	2,728	4	1	2
Faith-based non-profit:
Construction	-
Owner occupied	6,374	5	-	-
Other	-		2	1
Residential real estate:
First mortgage	2,782	30	48	1
Multifamily	459	2	-	-
Home equity	478	6	-	-
Construction	-	-	-	-
Consumer	31	2	-	-
Total	$15,679	56	$51	4

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010:

			Loans Past Due
			Over 90 Days
			Still
	Nonaccrual	Number	Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$-	-
Commercial real estate:
Construction	650	1	-	-
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Construction	-	-	-	-
Owner occupied	3,356	3	3,256	2
Other	-	-	-	-
Residential real estate:
First mortgage	2,312	31	-	-
Multifamily	465	3	-	-
Home equity	118	4	-	-
Construction	-	-	-	-
Consumer	-	-	-	-
Total	$12,572	53	$3,743	5

Index

M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of the recorded investment in loans as of June 30, 2011 by class of loans:

	30 – 59 Days	60 – 89 Days	Greater than 90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
(Dollars in thousands)
Commercial	$6	$15	$1,180	$1,201	$7,362	$8,563
Commercial real estate:
Construction	-	-	644	644	400	1,044
Owner occupied	168	-	772	940	21,159	22,099
Other	447	-	2,728	3,175	21,096	24,271
Faith-based non-profit:
Construction	-	-	-	-	6,117	6,117
Owner occupied	-	-	6,324	6,324	70,345	76,669
Other	-	-	-	-	7,802	7,802
Residential real estate:
First mortgage	107	2,112	2,021	4,240	27,967	32,207
Multifamily	-	404	458	862	7,017	7,879
Home equity	233	28	472	733	4,097	4,830
Construction	-	82	-	82	290	372
Consumer	1	5	31	37	1,767	1,804
Other loans	-	-	-	-	3,279	3,279

Total	$962	$2,646	$14,630	$18,238	$178,698	$196,936

The Company has allocated $152 thousand and $9 thousand of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2011 and December 31, 2010, respectively.  The Company has not committed to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans for impairment by the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Company uses the following definitions for risk ratings:

•
Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt.  Substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR. Management believes that there is a distinct possibility that the Company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

•
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Pass.  Loans not identified as special mention, substandard, or doubtful are classified as pass.

Index

M&F BANCORP, INC. AND SUBSIDIARY

The provision for loan losses assigned to these ratings by portfolio class As of June 30, 2011 is as follows:

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

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s liabilities for the period ending June 30, 2011, and December 31, 2010, reflect organic growth resulting from internal business development activities.  While gross loans were down for the period ending June 30, 2011, versus December 31, 2010, the Bank continues to develop relationships and business in the commercial, and faith-based non-profit organizations operating within its footprint.

Total assets increased from $312.3 million as of December 31, 2010 to $312.9 million as of June 30, 2011. The largest component of asset increase was in investment securities available for sale, which increased $10.6 million from December 31, 2010 to June 30, 2011. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding low risk bonds.  Cash and cash equivalents declined $5.1 million to $69.5 million from December 31, 2010.  Gross loans decreased $4.8 million and OREO increased $0.6 million in 2011.  Total liabilities decreased from $275.9 million as of December 31, 2010 to $275.7 million as of June 30, 2011, with total deposits staying flat.

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2010 to $37.1 million as of June 30, 2011. For the six months ended June 30, 2011, the net increase in retained earnings was comprised of $0.5 million of net income, offset by dividends declared to preferred stockholders of $0.1 million. The Company did not pay a common stock dividend in the first six months of 2011.  Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes.  Accumulated other comprehensive loss was in a net unrealized loss position of $1.0 million at June 30, 2011, a decrease of $0.3 million from the net unrealized loss of $1.3 million as of December 31, 2010.

ASSETS

Cash and Cash Equivalents.  Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $5.1 million from $74.6 million as of December 31, 2010 to $69.5 million as of June 30, 2011. The decrease in cash was the result of the purchases in investment securities of $10.6 million.

Loan Portfolio.  Gross loans were $196.9 million and $201.8 million as of June 30, 2011 and December 31, 2010, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral.  The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of June 30, 2011, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 46.0% of the total loan portfolio and the reserve for these loans is 28.7% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appears to have been adversely affected by the current economic downturn.  Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration.

Traditionally, the Bank has not issued high-risk mortgage products such as Adjustable Rate Mortgages (“ARM”), interest only residential mortgages and other sub-prime mortgages.  While the Bank does not engage in sub-prime lending, a small balance of loans may be deemed sub-prime based on borrowers’ credit scores.  No loans in the portfolio have terms that permit the borrower to pay less than the interest due on the loan balance.  Historically, the Bank has made very few acquisition and development loans or construction development loans with interest reserves built into the loans.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Of the loan balances outstanding at June 30, 2011, 93.07% or $183.3 million is secured by real estate, and 1.19% or $2.4 million, is secured by cash deposits.  Junior liens at June 30, 2011, constituted $4.8 million, or 2.45% of the loan balances outstanding.  Real estate secured loans, including faith based, non-profit, and commercial loans totaled $183.3 million, or 93.07% of the outstanding loan balances as of June 30, 2011.

The Bank’s market areas are the Research Triangle (Raleigh and Durham, North Carolina), the Piedmont Triad (Greensboro and Winston-Salem, North Carolina) and Charlotte, North Carolina. The economic trends of the areas in North Carolina served by the Bank are influenced by the significant industries within these regions. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 34.16% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and US Agencies divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.9 million in available borrowing capacity from the Federal Home Loan Bank of Atlanta ("FHLB") at June 30, 2011, and Fed Funds accommodations of $12.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of June 30, 2011. The maximum outstanding balance from FHLB at any time during the second quarter quarter of 2011 was $0.7 million.  The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  All of the Bank’s CDARS deposits are reciprocal, relationship-based deposits.  There are several large depositors in the CDARS program, and the largest depositor has renewed $20 million in deposits annually for several years.  There is no guarantee, however that this trend will continue.  In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

The June 30, 2011 and December 31, 2010 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	June 30, 2011

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Company	$36,729	18.67%	$15,737	8.00%	$19,671	10.00%
Bank	34,194	17.43	15,697	8.00	19,621	10.00

Tier 1 (to risk weighted assets)
Company	$34,254	17.41%	$7,869	4.00%	$11,803	6.00%
Bank	31,726	16.17	7,848	4.00	11,773	6.00

Tier 1 (to average total assets)
Company	$34,254	11.24%	$12,186	4.00%	$15,232	5.00%
Bank	31,726	10.40	12,197	4.00	15,246	5.00

	December 31, 2010

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Company	$36,461	18.19%	$16,037	8.00%	$20,046	10.00%
Bank	33,733	16.84	16,023	8.00	20,028	10.00

Tier 1 (to risk weighted assets)
Company	$33,939	16.93%	$8,019	4.00%	$12,028	6.00%
Bank	31,214	15.59	8,011	4.00	12,017	6.00

Tier 1 (to average total assets)
Company	$33,939	11.77%	$11,534	4.00%	$14,418	5.00%
Bank	31,214	10.42	11,979	4.00	14,973	5.00

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 - Controls and Procedures

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

PART II

OTHER INFORMATION
Item 1 - Legal Proceedings

From time to time, the Company becomes involved in legal proceedings occurring in the ordinary course of business.  Management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material effect on the Company’s consolidated financial condition or results of operations

Item 6 - Exhibits

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101
The following materials from the Company’s 10-Q Report for the three and six months ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to the Consolidated Financial Statements tagged as blocks of texts.

*management contracts and compensatory arrangements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: August 18, 2011	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.