Form 10-Q
period 2011-09-30
M&F BANCORP INC /NC/
filed 2011-11-14
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended September 30, 2011
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

As of November 2, 2011, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

i

Index
M&F BANCORP, INC.

PART I
FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2011	December 31, 2010
	(Unaudited)	***
ASSETS
Cash and cash equivalents	$62,448	$74,575
Investment securities available for sale, at fair value	31,108	20,627
Other invested assets	720	948
Loans, net of unearned income and deferred fees	194,849	201,771
Allowances for loan losses	(4,286)	(3,851)
Loans, net	190,563	197,920
Interest receivable	723	627
Bank premises and equipment, net	4,365	4,585
Cash surrender value of bank-owned life insurance	5,717	5,564
Other real estate owned	2,407	1,915
Deferred tax assets and taxes receivable, net	4,246	4,434
Other assets	1,486	1,150
TOTAL ASSETS	$303,783	$312,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$212,304	$225,119
Noninterest-bearing deposits	48,315	44,565
Total deposits	260,619	269,684
Other borrowings	731	745
Other liabilities	5,066	5,506
Total liabilities	266,416	275,935
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of September 30, 2011 and December 31, 2010	11,723	11,722
Common stock, no par value 10,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 2,031,337 shares issued and outstanding as of September 30, 2011 and December 31, 2010	8,732	8,732
Retained earnings	17,686	17,264
Accumulated other comprehensive loss	(774)	(1,308)
Total stockholders' equity	37,367	36,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$303,783	$312,345

See notes to consolidated financial statements.
***Derived from audited financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except for share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited)	2011	2010	2011	2010
Interest income:
Loans, including fees	$2,759	$3,118	$8,458	$9,422
Investment securities, including dividends
Taxable	186	102	472	308
Tax-exempt	73	69	204	223
Other	36	27	116	60
Total interest income	3,054	3,316	9,250	10,013
Interest expense:
Deposits	341	516	1,102	1,584
Borrowings	2	1	4	3
Total interest expense	343	517	1,106	1,587
Net interest income	2,711	2,799	8,144	8,426
Less provision for loan losses	264	156	437	424
Net interest income after provision for loan losses	2,447	2,643	7,707	8,002
Noninterest income:
Service charges	364	389	1,079	1,246
Rental income	88	76	261	226
Cash surrender value of life insurance	50	49	147	152
Realized gain on sale of securities	69	—	106	26
Realized gain on sale of other real estate owned	21	12	162	30
Realized gain (loss) on disposal of assets	—	—	104	(3)
Other income (expense)	1	1	3	—
Total noninterest income	593	527	1,862	1,677
Noninterest expense:
Salaries and employee benefits	1,376	1,335	4,112	3,802
Occupancy and equipment	372	409	1,148	1,177
Directors fees	63	82	217	229
Marketing	55	56	198	165
Professional fees	335	239	818	735
Information technology	203	213	590	636
FDIC deposit insurance	144	174	488	606
OREO expense, net	35	268	185	550
Other	297	282	1,010	1,042
Total noninterest expense	2,880	3,058	8,766	8,942
Income before income taxes	160	112	803	737
Income tax expense	24	22	205	156
Net income	136	90	598	581
Less preferred stock dividends and accretion	(59)	(122)	(176)	(417)
Net income (loss) available (attributable) to common stockholders	$77	$(32)	$422	$164

Basic and diluted earnings (loss) per share of common stock:	$0.04	$(0.02)	$0.21	$0.08
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337
Dividends per share of common stock	$—	$—	$—	$0.0175
See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited)	2011	2010	2011	2010
Net income	$136	$90	$598	$581

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	295	46	800	158
Reclassification adjustments for gains included in income before income tax expense	(69)	—	(106)	(26)
Other comprehensive income before tax expense	226	46	694	132
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	33	18	160	50
Other comprehensive income, net of taxes	193	28	534	82

Total comprehensive income	$329	$118	$1,132	$663

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(Dollars in thousands except for share data) (Unaudited)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of Series A preferred stock issuance costs			16	(16)		—
Redemption of Series A preferred stock			(11,735)			(11,735)
Issuance of Series B preferred stock			11,721			11,721
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				581		581
Other comprehensive income, net of tax					82	82
Total comprehensive income, net of tax						663
Dividends declared on preferred stock				(400)		(400)
Dividends declared on common stock ($0.0175 per share)				(35)		(35)
Balances as of September 30, 2010	2,031,337	$8.732	$11.722	$17.257	$(942)	$36,769

Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				598		598
Other comprehensive income, net of tax expense of $160					534	534
Total comprehensive income, net of tax expense of $374						1,132
Dividends declared on preferred stock				(175)		(175)
Balances as of September 30, 2011	2,031,337	$8,732	$11,723	$17,686	$(774)	$37,367

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)
(Unaudited)	2011	2010
Cash flows from operating activities:
Net income	$598	$581
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	437	424
Depreciation and amortization	260	306
(Gain) loss on disposition of asset	(104)	3
Amortization of discounts/premiums on investments, net	18	(11)
Loan purchase accounting amortization, net	130	130
Deferred loan origination fees and costs, net	71	102
Gains on sale of available for sale securities	(106)	(26)
Increase in cash surrender value of bank owned life insurance	(147)	(152)
Gain on sale of other real estate owned	(162)	(30)
Writedown of other real estate owned	80	502
Changes in:
Accrued interest receivable and other assets	(400)	(116)
Other liabilities	(440)	260
Net cash provided by operating activities	235	1,973
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	3,687	—
Maturities, prepayments and calls	1,723	1,968
Principal collections	2,407	2,720
Purchases	(17,289)	(7,210)
Net decrease in loans	5,392	3,849
Purchases of bank premises and equipment	(46)	(132)
Proceeds from sale of bank-owned life insurance policies	—	137
Payment of BOLI premium	(6)	(6)
Proceeds from disposition of asset	110	—
Proceeds from sale of real estate owned	914	110
Net cash (used in) provided by investing activities	(3,108)	1,436
Cash flows from financing activities:
Net (decrease) increase in deposits	(9,065)	37,513
Net decrease from other borrowings	(14)	(7,015)
Cash dividends	(175)	(534)
Net cash (used in) provided by financing activities	(9,254)	29,964
Net (decrease) increase in cash and cash equivalents	(12,127)	33,373
Cash and cash equivalents as of the beginning of the period	74,575	30,313
Cash and cash equivalents as of the end of the period	$62,448	$63,686
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,023	$1,428
Income taxes	181	168

See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

Notes to Consolidated Financial Statements, September 30, 2011 (unaudited)

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

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

New Accounting Pronouncements –

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  This ASU required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed its project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of ASU No. 2011-01 only deferred the effective date of disclosure requirements related to troubled debt restructurings, the adoption had no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of income and condition.

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

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of September 30, 2011 and December 31, 2010, all investment securities were classified as available for sale.

Our available for sale securities totaled $31.1 million million and $20.6 million as of September 30, 2011 and December 31, 2010, respectively. Securities with a fair value of $0.6 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $5.3 million and $2.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at September 30, 2011.  Securities with a fair value of $0.6 million were pledged to the FRB and an additional $0.4 million and $2.2 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2010.  Our investment portfolio consists of the following securities:

•	U.S. Government agency securities (“U.S. Agencies”)

•	U.S. Government sponsored residential mortgage backed securities (“MBS”),

•	Non-Government sponsored residential MBS, and

•	Municipal securities (“Municipals”):

◦	North Carolina

◦	Out of state

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2011 and December 31, 2010 were:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
September 30, 2011
U.S. Agencies	$523	$—	$—	$523
Government sponsored MBS
Residential	22,524	565	(5)	23,084
Non-Government sponsored MBS
Residential	150	—	(1)	149
Municipal securities
North Carolina	3,509	174	—	3,683
Out of state	3,564	105	—	3,669
Total at September 30, 2011	$30,270	$844	$(6)	$31,108

December 31, 2010
Government sponsored MBS
Residential	$13,554	$326	$(168)	$13,712
Non-Government sponsored MBS
Residential	201	4	—	205
Municipal securities
North Carolina	3,164	65	(43)	3,186
Out of state	3,565	26	(67)	3,524
Total at December 31, 2010	$20,484	$421	$(278)	$20,627

Sales and calls of securities available for sale for the nine months ended September 30, 2011 and September 30, 2010 resulted in aggregate gross realized gains of $106.0 thousand and $26.0 thousand, respectively, and no realized losses.  During the three months ended September 30, 2011 and September 30, 2010 the Company realized gross gains of $69.0 thousand and $0.0 thousand, respectively, from the sale or call of securities.

The amortized cost and estimated market values of securities as of September 30, 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	September 30, 2011
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due after five years through ten years	$523	$523
Total US Agencies	$523	$523

Government sponsored MBS
Residential
Due after one year through five years	$97	$91
Due after five years through ten years	276	257
Due after ten years	22,711	22,176
Total government sponsored MBS	$23,084	$22,524

Non-Government sponsored MBS
Residential
Due after ten years	$149	$150

Municipal bonds
North Carolina
Due within one year	$303	$297
Due after one year through five years	2,490	2,364
Due after five years through ten years	890	848
Total North Carolina municipal bonds	$3,683	$3,509

Out of state
Due within one year	$1,060	$1,054
Due after one year through five years	1,391	1,355
Due after five years through ten years	1,218	1,155
Total out of state municipal bonds	$3,669	$3,564

As of September 30, 2011 and December 31, 2010, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Government sponsored MBS
Residential	$1,077	$(5)	$—	$—	$1,077	$(5)
Non-Government sponsored MBS
Residential	149	(1)	—	—	149	(1)
Total at September 30, 2011	$1,226	$(6)	$—	$—	$1,226	$(6)

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
Unaudited	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government sponsored MBS
Residential	$7,725	$(168)	$—	$—	$7,725	$(168)
Municipal securities
North Carolina	1,687	(43)	—	—	1,687	(43)
Out of state	2,085	(67)	—	—	2,085	(67)
Total at December 31, 2010	$11,497	$(278)	$—	$—	$11,497	$(278)

All securities owned as of September 30, 2011 and December 31, 2010 are investment grade. The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2011 and December 31, 2010, the Company held three and twenty investment positions, respectively, with unrealized losses of $6.0 thousand and $278.0 thousand, respectively. These investments were in Municipals, U.S. Goverment sponsored MBS, and non-Goverment sponsored MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

The Company owns stock in the Federal Home Loan Bank of Atlanta ("FHLB"), classified on the Consolidated Balance Sheets as Other Invested Assets, which is evaluated on a quarterly basis for other-than-temporary impairment.  The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters.  The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

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

Non-Performing Loans and Leases — Generally, all classes of commercial loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans and leases are adequately secured

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

by collateral, are in the process of collection, and are reasonably expected to result in repayment), when loans are renegotiated below market levels until there is a sustained period of repayment (of a minimum of six months), or where substantial doubt about full repayment of principal or interest is evident. For residential mortgage and home equity loan classes, loans are placed on non-accrual status at the earlier of the loan becoming contractually past due 120 days or more as to principal or interest or upon taking a partial charge-off on the loan. For automobile and other consumer loan classes, the entire outstanding balance on the loan is charged-off when the loan becomes 120 days past due as to principal or interest.

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

When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the fair value measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), an impairment is recognized or the difference is charged-off. Interest payments made on impaired loans are typically applied to principal unless the ability to collect the principal is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

If a loan or a portion of a loan is classified as doubtful or is partially charged-off, the loan is generally classified as non-accrual. Loans that are on a current payment status or past due less than 90 days may also be classified as impaired if full repayment of principal and/or interest in accordance with the terms of the loan or lease agreement is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrears) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance of interest and principal by the borrower in accordance with the contractual terms.

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

Allowances for Loan Losses — The provision for loan losses is the amount charged against earnings, to establish an adequate

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of September 30, 2011, the allowance for loan losses was $4.3 million compared to $3.9 million as of December 31, 2010, which represented approximately 2.20% and 1.91% of total loans outstanding on those respective dates. The increase in the allowance to loans outstanding was caused by (i) an increase in the specific reserve for impaired loans of $0.7 million, an increase in the specific reserve for TDRs of $0.1 million, offset by a decrease in the net of the quantitative and qualitative factors for the loans not evaluated individually of $0.3 million, and the overall decrease in loans outstanding of $6.9 million. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at September 30, 2011 were 5.78% of total assets compared to 4.64% at December 31, 2010. Nonperforming assets as a percentage of total loans as of September 30, 2011, was 9.01% compared to 7.18% at December 31, 2010.  For the nine months ended September 30, 2011, and September 30, 2010, the provision for loan losses was $0.4 million.

Of the non-accruing loans totaling $15.1 million at September 30, 2011, 91.98% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  TDRs in compliance with the modified terms totaled $8.6 million or 61.08% of total TDRs at September 30, 2011.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type.  The quantitative net loss history utilizes the prior two year period by loan type for the reserve.  The quantitative loss experience by loan type is then applied against the unimpaired loan balances and homogenous impaired balances for which there is no specific reserve to determine the quantitative reserve.  Under Accounting Standards Codification (“ASC”) 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.  The second piece of the calculation is based on qualitative factors, including (i) policy, underwriting, charge-off and collection, (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio.  The Company applies additional qualitative factors for non-homogenous classified loans including special mention, substandard, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

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

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due.  Loans are charged-off, with Board approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except foreclosure, have been exhausted.  The Company continues its collection efforts subsequent to charge-off, which historically has resulted in some recoveries each year.

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

The Company and the Bank are subject to periodic examination by their federal and state banking regulators, and may be required by their regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
(Dollars in thousands)	Unaudited
Commercial	$9,198	$9,148
Commercial real estate:
Construction	1,642	1,187
Owner occupied	23,543	22,395
Other	22,534	24,265
Faith-based non-profit
Construction	6,027	9,840
Owner occupied	75,555	79,490
Other	7,759	2,127
Residential real estate:
First mortgage	31,387	32,284
Multifamily	7,618	7,892
Home equity	4,401	5,123
Construction	398	2,243
Consumer	1,694	2,218
Other loans	3,093	3,559
Loans, net of deferred fees	194,849	201,771
Allowance for loan losses	(4,286)	(3,851)

Loans, net of allowance for losses	$190,563	$197,920

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of September 30, 2011, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised approximately 45.85% of the total loan portfolio  The reserve allocated for these loans is 28.77% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the current economic downturn.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

In 2010, management enhanced its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of September 30, 2011:

	September 30, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$113	$63	$677	$—	$—	$853
Collectively evaluated for impairment	558	738	1,170	841	61	65	3,433
Total ending allowance balance	558	851	1,233	1,518	61	65	4,286
Loans:
Loans individually evaluated for impairment	$1,180	$5,911	$13,117	$2,450	$—	$—	$22,658
Loans collectively evaluated for impairment	8,018	41,808	76,224	41,354	1,694	3,093	172,191
Total ending loans balance	$9,198	$47,719	$89,341	$43,804	$1,694	$3,093	$194,849

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

Total impaired loans including TDR loans was $22.7 million as of September 30, 2011 and $15.5 million as of December 31, 2010. Third quarter showed a $7.2 million increase of impaired loans compared to year-end 2010. The increases were centered in two faith based accounts which totaled $5.5 million and represented 76.39% percent of total impairment increases. One of the accounts has been restructured in a forbearance extension agreement and was current. Both loans are fully secured by real estate and are supported by the fair value of collateral. The majority of the remaining ten new accounts are secured by real estate and required an increase impairment allocation of $0.4 million against loan balances of $1.7 million.

The following tables show impaired loans, excluding TDR loans, with and without valuation allowances as of September 30, 2011 and December 31, 2010:

(Dollars in thousands)
Unaudited	September 30, 2011	December 31, 2010
Loans with no allocated allowance for loan losses	$6,927	$6,426
Loans with allocated allowance for loan losses	2,052	564
Total	$8,979	$6,990
Amount of the allowance for loan losses allocated	$724	$109

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	For the Nine Months Ended	For the Three Months Ended	For the Year Ended
(Dollars in thousands)	September 30, 2011	September 30, 2011	December 31, 2010
Average of impaired loans during the periods ended	$8,661	$9,203	$5,337

The following table shows TDR loans with and without valuation allowances as of the periods ending September 30, 2011 and December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010
	Unaudited
Loans with no allocated allowance for loan losses	$11,930	$8,413
Loans with allocated allowance for loan losses	1,749	49
Total	$13,679	$8,462
Amount of the allowance for loan losses allocated	$129	$9

(Dollars in thousands)	For the Nine Months Ended	For the Three Months Ended	For the Year Ended
Unaudited	September 30, 2011	September 30, 2011	December 31, 2010
Average of TDR loans during the periods ended	$12,000	$13,332	$7,335

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding TDR loans, by class of loans as of September 30, 2011

	September 30, 2011
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
Unaudited
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—			—
Owner occupied	756	756	754	—	17	17
Other	58	58	58	—	—	—
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	5,795	5,795	5,790	—	61	61
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	58	58	325	—	—	—
Multifamily	—	—	—	—	—	—
Home Equtiy	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans without allowance recorded	$6,667	$6,667	$6,927	$—	$78	$78
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	285	285	285	39	—	—
Other	40	40	40	10	—	—
Faith-based non-profit		—
Construction	—	—	—	—	—	—
Owner Occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	1,306	1,306	950	284	26	9
Multifamily	315	315	315	140	—	—
Home equity	462	462	462	251	—	—
Construction	—	—	—	—	—	—
Consumer	—	—		—	—	—
Total impaired loans with allowance recorded	$2,408	$2,408	$2,052	$724	$26	$9
Total impaired loans	$9,075	$9,075	$8,979	$724	$104	$87

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding TDR     loans, by loan class, as of December 31, 2010.

	December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction
Owner occupied	1,358	1,355	—	31
Other	65	65	—	4
Faith-based non-profit:
Construction
Owner occupied	4,474	4,466	—	247
Other	—	—	—	—
Residential real estate:
First mortgage	207	207	—	10
Multifamily	322	322	—	14
Home Equtiy	11	11	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without allowance recorded	$6,437	$6,426	$—	$306
With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	324	323	8	13
Multifamily	143	143	61	3
Home equity	98	98	40	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with allowance recorded	$565	$564	$109	$16
Total impaired loans	$7,002	$6,990	$109	$322

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs where applicable.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDRs by class of loans as of September 30, 2011:

	September 30, 2011
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
Unaudited
With no related allowance recorded:
Commercial	$1,567	$—	$1,567	$1,180	$—	$—	$—
Commercial real estate:
Construction	635		635	635	—	—	—
Owner occupied	732	—	732	734	—	20	16
Other	2,609	—	2,609	2,609	—	4	1
Faith-based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	6,412	—	6,412	6,411	—	297	110
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	380	—	371	361	—	4	1
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs with no allowance recorded	$12,335	$—	$12,326	$11,930	$—	$325	$128
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	379	—	379	379	17	24	9
Owner occupied	—	—	—	—	—	—	—
Other	416	—	416	416	47	19	3
Faith-based non-profit
Construction	—	—	—	—	—	—	—
Owner occupied	916	—	916	917	63	33	15
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	36	6	30	36	2	—	—
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,747	$6	$1,741	$1,749	$129	$76	$27
Total TDR loans	$14,082	$6	$14,067	$13,679	$129	$401	$155

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDRs by class of loans as of December 31, 2010:

	December 31, 2010
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—	32
Owner occupied	744	—	744	744	—
Other	3,034	—	3,034	3,034	—	32
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	2,301	(103)	2,198	2,299	—	201
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	118	(6)	112	118	—	4
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no allowance recorded	$8,415	$(109)	$8,306	$8,413	$—	$269
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	49	—	49	49	9	2
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$49	$—	$49	$49	$9	$2
Total TDR loans	$8,464	$(109)	$8,355	$8,462	$9	$271

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs, where applicable.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The Bank modifies certain loans in a TDR where the borrowers are experiencing financial difficulties. These concessions typically result from loss mitigation recommendations developed by the Bank's problem loan team. Concessions could include reductions in below market interest rates, payment extensions, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

When loans are modified, the Bank evaluates each loan for any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the repayment source is the liquidation of underlying collateral, in which cases the Bank uses the fair value of the collateral, less selling costs, instead of discounted cash flows. If the Bank determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance allocation or a charge-off to the allowance.

The Bank completed thirteen TDR modifications within the last nine months. All of the TDRs were secured by real estate. Management has disclosed the recorded investment and number of all modifications for troubled debt restructurings within the last year that were in default in the current reporting period.

Of the loans restructured during the nine months ended September 30, 2011, 1 loan or $0.2 million was on nonaccrual. This loan resulted in a loss of $22.0 thousand of interest income for the nine months ending September 30, 2011. Based upon financial analysis and the fair value of collateral, the Bank has allocated $0.1 million of specific reserves to customers whose loans were troubled debt restructures.

The following table sets forth troubled debt restructurings for the periods presented:

For the Three Months Ended
September 30, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance	Allowance
Dollars (000s)
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	1	260	260	—
Other	—	—	—	—
Faith-based non-profit
Construction	—	—	—	—
Owner occupied	1	514	514	—
Other	—	—	—	—
Residential real estate:
First mortgage	—	—	—	—
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total TDR Loans	$2	$774	$774	$—

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following tables display the TDR loans that were restructured during the nine months ended September 30, 2011

	For the Nine Months Ended
	September 30, 2011
	Number of Loans	Recorded Investment	Unpaid Principal Balance	Allowance
Dollars (000s)
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2	504	504	—
Other	2	469	469	47
Faith-based non-profit
Construction	—	—	—	—
Owner occupied	8	5,612	5,612	63
Other	—	—	—	—
Residential real estate:
First mortgage	1	248	248	—
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total TDR Loans	$13	$6,833	$6,833	$110

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

For the three and nine months ended September 30, 2011, the following table presents a breakdown of the types of concessions made by loan class.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial	—	$—	$—	—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	3	3,388	3,388
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	—	—	—	1	248	248
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Extended payment terms
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	1	260	260	2	504	504
Other	—	—	—	2	469	469
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner occupied	1	514	514	5	2,224	2,224
Other	—	—	—	—	—	—

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Residential real estate:
First mortgage	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	2	$774	$774	13	$6,833	$6,833

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans that were modified as troubled debt restructurings within the previous 9 which there was a payment default during the three and nine months ended September 30, 2011.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Below market interest rate
Commercial	—	$—	—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith-based non-profit
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	—	—	1	248
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Other loans	—	—	—	—

Extended payment terms
Commercial	—	—	—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith-based non-profit
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:			—
First mortgage	—	—	—	—
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Other loans	—	—	—	—

Total	—	$—	$1	$248

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents the successes and failures of the types of modifications within the previous 9 months as of September 30, 2011.

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment

Below market interest rate	—	$—	3	$3,388	1	$248	—	$—
Extended payment terms	—	—	9	3,197	—	—	—	—

Total	—	$—	12	$6,585	1	$248	—	$—

The Bank had one TDR loan that became non-performing during the nine months ended September 30, 2011.

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011:

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Unaudited
Commercial	$1,180	1	$103	1
Commercial real estate:
Construction	635	1	—	—
Owner occupied	941	4	55	1
Other	2,595	3	413	3
Faith-based non-profit:
Construction
Owner occupied	5,838	4	185	2
Other	—		—	—
Residential real estate:
First mortgage	3,130	36	48	1
Multifamily	315	1	—	—
Home equity	477	6	21	1
Construction	—	—	—	—
Consumer	34	2	—	—
Total	$15,145	$58	$825	$9

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Construction	—	—	—	—
Owner occupied	3,356	3	3,256	2
Other	—	—	—	—
Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total	$12,572	$53	$3,743	$5

Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans which principle or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the bank to extend or modify maturity dates.

Unrecognized income on non-accrual loans as of September 30, 2011 and December 31, 2010 was $1.6 million and $1.2 million, respectively.

Those loans over 90 days still accruing interest were in the process of modification.  In these cases, the borrowers are still making payments.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans not past due and the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Unaudited
Commercial	$7	$2	$1,283	$1,292	$7,906	$9,198
Commercial real estate:
Construction	—	—	635	635	1,007	1,642
Owner occupied	1,096	270	769	2,135	21,408	23,543
Other	416	—	3,007	3,423	19,111	22,534
Faith-based non-profit:
Construction	13	—	—	13	6,014	6,027
Owner occupied	218	236	2,987	3,441	72,114	75,555
Other	27	2	—	29	7,730	7,759
Residential real estate:
First mortgage	593	987	2,407	3,987	27,400	31,387
Multifamily	—	—	315	315	7,303	7,618
Home equity	169	246	494	909	3,492	4,401
Construction	—		—	—	398	398
Consumer	46	1	30	77	1,617	1,694
Other loans	—	—	—	—	3,093	3,093
Total	$2,585	$1,744	$11,927	$16,256	$178,593	$194,849

The following table presents loans not past due and the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$3	$17	$1,180	$1,200	$7,948	$9,148
Commercial real estate:
Construction	—	—	650	650	537	1,187
Owner occupied	54	70	1,640	1,764	20,631	22,395
Other	92	—	3,100	3,192	21,073	24,265
Faith-based and non-profit:
Construction	—	—	—	—	9,840	9,840
Owner occupied	703	721	6,557	7,981	71,509	79,490
Other	—	—	—	—	2,127	2,127
Residential real estate:
First mortgage	1,172	226	2,226	3,624	28,660	32,284
Multifamily	—	—	465	465	7,427	7,892
Home equity	625	—	109	734	4,389	5,123
Construction	—	—	—	—	2,243	2,243
Consumer	18	2	—	20	2,198	2,218
Other loans	—	—	—	—	3,559	3,559
Total	$2,667	$1,036	$15,927	$19,630	$182,141	$201,771

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Non-accruals increased $2.6 million in the period ending September 30, 2011 from the period ending December 31, 2010, while the total loan past due from the tables above decreased by $3.4 million over the same period. The reason why the total loans past due declined in the tables above when total non-accruals increased is because the total loans past due in the tables above do not include loans less than 30 days past due. The table below shows that the Company has $3.5 million in non-accrual loans that are less than 30 days past due.

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the periods ended September 30, 2011.

(Dollars in thousands)	September 30, 2011
Unaudited	Amount	Number
Loans past due over 90 days still on accrual	$825	$9
Nonaccrual loans past due
Less than 30 days	$3,478	$9
30-59 days	565	6
60-89 days	—	—
90+ days	11,102	43
Nonaccrual loans	$15,145	$58

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Changes in the allowance for loan losses as of and for the three and nine months ended September 30, 2011 are as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Unaudited
Allowance for loan losses:
Total ending allowance balance as of June 30, 2011	$582	$840	$1,220	$1,457	$43	$103	$4,245
For the three months ended September 30, 2011
Charge-offs	(14)	(19)	—	(181)	(8)	(6)	(228)
Recoveries	—	3	—	—	—	3	6
Provision (decrease) increase	(10)	27	13	242	26	(35)	263
Total ending allowance balance as of September 30, 2011	$558	$851	$1,233	$1,518	$61	$65	$4,286
Total ending allowance balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$3,851
For the nine months ended September 30, 2011:
Charge-offs	(14)	(19)	—	(181)	(8)	(23)	(245)
Recoveries	95	129	—	2	6	11	243
Provision (decrease) increase	(174)	90	(56)	652	(42)	(33)	437
Total ending allowance balance as of September 30, 2011	$558	$851	$1,233	$1,518	$61	$65	$4,286

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Changes in the allowance for loan losses as of and for the three and nine months ended September 30, 2010 are as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Unaudited
Allowance for loan losses:
Total ending allowance balance as of June 30, 2010	$415	$692	$1,259	$1,201	$87	$141	$3,795
For the three months ended September 30, 2010:
Charge-offs	(6)	(27)	—	(96)	(14)	—	(143)
Recoveries	—	—	—	19	3	—	22
Provision (decrease) increase	99	33	5	40	55	(75)	157
Total ending allowance balance as of September 30, 2010	$508	$698	$1,264	$1,164	$131	$66	$3,831
Total ending allowance balance as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$3,564
For the nine months ended September 30, 2010:
Charge-offs	(9)	(27)	—	(111)	(48)	—	(195)
Recoveries	—	—	—	27	11	—	38
Provision (decrease) increase	116	(124)	94	275	63	—	424
Total ending allowance balance as of September 30, 2010	$508	$698	$1,264	$1,164	$131	$66	$3,831

The Company experienced $2.0 thousand in net loan charge offs for the nine months ended September 30, 2011 compared to $157.0 thousand in net loan charge offs for the nine months ended September 30, 2010. The Company experienced $222.0 thousand in net loan charge offs for the three months ended September 30, 2011 compared to $121.0 thousand in net loan charge offs for the three months ended September 30, 2010.  On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.81% as of September 30, 2010 to 0.70% as of December 31, 2010, and decreased another 8 basis points (“bp”) to 0.62% as of September 30, 2011.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans for reserves according to the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  These loans exhibit a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt.  Substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

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

Management’s definitions of risk characteristics were reviewed and updated during 2010.

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Unaudited
Commercial	$7,795	$210	$1,193	$—	$9,198
Commercial real estate:
Construction	618	—	1,024	—	1,642
Owner occupied	18,477	2,019	3,047	—	23,543
Other	13,406	2,680	6,448	—	22,534
Faith-based and non-profit:
Construction	5,739		288	—	6,027
Owner occupied	50,331	7,182	18,042	—	75,555
Other	7,231	522	6	—	7,759
Residential real estate:
First mortgage	26,188	1,372	3,827	—	31,387
Multifamily	7,171	66	381	—	7,618
Home equity	3,453	—	948	—	4,401
Construction	398	—	—	—	398
Consumer	1,639	18	37	—	1,694
Other loans	3,093	—	—	—	3,093
Total	$145,539	$14,069	$35,241	$—	$194,849

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

As of September 30, 2011, the allowance for loan losses by class of loans, is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Unaudited
Commercial	$548	$9	$1	$—	$558
Commercial real estate:
Construction	10		17	—	27
Owner occupied	321	36	61	—	418
Other	240	49	117	—	406
Faith-based and non-profit:
Construction	86	—	4	—	90
Owner occupied	773	110	139	—	1,022
Other	113	8	—	—	121
Residential real estate:
First mortgage	546	25	327	—	898
Multifamily	122	1	141	—	264
Home equity	83	—	265	—	348
Construction	8	—	—	—	8
Consumer	77	1	1	—	79
Other loans	47	—	—	—	47
Total	$2,974	$239	$1,073	$—	$4,286

As of December 31, 2010, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$7,495	$234	$1,419	$—	$9,148
Commercial real estate:
Construction	115	34	1,038	—	1,187
Owner occupied	17,312	1,759	3,324	—	22,395
Other	16,637	1,529	6,099	—	24,265
Faith-based and non-profit:
Construction	9,560	—	280	—	9,840
Owner occupied	59,893	2,940	16,657	—	79,490
Other	2,057	22	48	—	2,127
Residential real estate:
First mortgage	26,951	1,362	3,971	—	32,284
Multifamily	7,293	67	532	—	7,892
Home equity	4,544	73	506	—	5,123
Construction	2,243	—	—	—	2,243
Consumer	2,158	—	60	—	2,218
Other loans	437	—	3,122	—	3,559
Total	$156,695	$8,020	$37,056	$—	$201,771

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$629	$19	$3	$—	$651
Commercial real estate:
Construction	2		—	—	2
Owner occupied	312	23	33	—	368
Other	217	20	44	—	281
Faith-based and non-profit:
Construction	125	—	4	—	129
Owner occupied	933	40	157	—	1,130
Other	27	1	2	—	30
Residential real estate:
First mortgage	515	19	68	—	602
Multifamily	179	3	63	—	245
Home equity	120	2	46	—	168
Construction	30	—	—	—	30
Consumer	103	—	2	—	105
Other loans	66	—	44	—	110
Total	$3,258	$127	$466	$—	$3,851

6.	BORROWINGS

Borrowings as of September 30, 2011 and December 31, 2010 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% which matures in 2020.

(Dollars in thousands)	September 30, 2011
(Unaudited)	Amount	Maturity Date	Rate
Fixed Rate Note	$730	2020	0.50%

	December 31, 2010
	Amount	Maturity Date	Rate
Fixed Rate Note	$745	2020	0.50%

The Company has federal funds lines of credit with three correspondent banks totaling $12.0 million.  The Company periodically tests its federal funds lines of credit with these correspondent banks.  These lines were tested in the quarter ended September 30, 2011. The Company had unused borrowing capacity with the FHLB of $8.6 million and $10.2 million, respectively, as of September 30, 2011 and December 31, 2010.

7.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the three and nine months ended September 30, 2011 totaled $0.6 million and $0.7 million, respectively.  The contributions paid during the three and nine months ended September 30, 2010, totaled $0.3 million and $0.4 million. The Cash Balance Plan was not fully funded as of September 30, 2011 and December 31, 2010. The Bank does not expect to provide any additional funding to the Cash Balance Plan in 2011.  The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $12.8 million face value covering all the participants in the SERP. Increases in the cash surrender value of the BOLI policies totaled $50.0 thousand and $147.0 thousand for the three and nine months ended September 30, 2011. During the three and nine months periods ended September 30, 2010 the cash surrender value of the BOLI policies increased $49.0 thousand and $152.0 thousand, respectively.  The cash surrender value of the BOLI owned by the Bank was $5.7 million and $5.6 million as of September 30, 2011 and December 31, 2010, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2011.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the nine months ended September 30, 2011 and September 30, 2010 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
(Unaudited)
Service cost	$103	$100	$—	$—	$103	$100
Interest cost	187	190	80	83	267	273
Expected return on plan assets	(181)	(159)	—	—	(181)	(159)
Amortization of prior service costs	1	1	3	3	4	4
Recognized net actuarial gain	114	114	3	—	117	114
Net periodic cost	$224	$246	$86	$86	$310	$332
The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended September 30, 2011 and September 30, 2010 were:

(Dollars in thousands)	Cash Balance Plan		SERP		Total
(Unaudited)	2011	2010	2011	2010	2011	2010
Service cost	$34	$33	$—	$—	$34	$33
Interest cost	62	63	27	28	89	91
Expected return on plan assets	(60)	(53)	—	—	(60)	(53)
Amortization of prior service costs	—	—	1	1	1	1
Amortization of net loss	38	38	1	—	39	38
Net periodic cost	$74	$81	$29	$29	$103	$110

The Bank had a liability for the Cash Balance Plan of $0.9 million and $1.4 million for the periods ending September 30, 2011 and December 31, 2010, respectively.  The liability is included in Other Liabilities within the Consolidated Balance Sheets.  The accrued liability and accumulated benefit obligations for the SERP was $2.1 million  for the periods ending September 30, 2011 and December 31, 2010.   The balance is included in Other Liabilities within the Consolidated Balance Sheets.  The September 30, 2011 fair value of the pension plan assets is immaterially different from what was reported for December 31, 2010 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The portfolio shall be structured to meet financial objectives over a period of 11 or more years.  Over that time horizon, the total rate of return should equal at least 103% of the applicable blended benchmark returns and place in the top half of group performance.  Benchmarks which may be used for portfolio performance comparison are as follows:

•	U.S. Large Cap Equities: S&P 500, Russell 1000, Russell 1000 Value, and Russell 1000 Growth

•	U.S. Mid Cap Equities: S&P 400 Mid Cap, Russell Mid Cap Value, and Russell Mid Cap Growth

•	U.S. Small Cap Equities: S&P 600 Small Cap, Russell 2000 Value, and Russell 2000 Growth

•	Non-U.S. Equities: MSCI EAFE IL

•	Fixed Income: Barclay's Capital Intermediate Government/Credit Index

•	.

•	Cash: U.S. 3-Month Treasury Bill

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary.  Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $43 thousand and $137 thousand, respectively, for the three and nine months ended September 30, 2011.  The Bank’s contributions to the 401(k) plan were $7 thousand and $79 thousand, respectively, for the three and nine months ended September 30, 2010.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At September 30, 2011 and December 31, 2010, the amount of the non-qualified deferred compensation plan liability was $0.2 million.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of September 30, 2011 and December 31, 2010, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise.  Thereafter, amounts are accrued by a charge to employee benefits. As of September 30, 2011 and December 31, 2010, $0.2 million was recorded in other liabilities for the split dollar benefit.

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

Financial instruments whose contract amounts represent credit risk as of September 30, 2011 and December 31, 2010, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at September 30, 2011 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Unaudited
Less than one year	$198	$13,613	$13,811
One to three years	—	1,187	1,187
Three to five years	333	5,699	6,032
More than five years	71	2,763	2,834
	$602	$23,262	$23,864

9.	FAIR VALUE MEASUREMENT

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

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Agencies, state and municipal bonds and MBS.

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

Assets measured at fair value on a recurring basis as of September 30, 2011 were:

(Dollars in thousands) (Unaudited)
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
US Agencies	$523	$—	$523	$—
Government sponsored MBS
Residential	23,084	—	23,084	—
Non-Government sponsored MBS
Residential	149	—	149	—
Municipal securities
North Carolina	3,683	—	3,683	—
Out of state	3,669	—	3,669	—
Mortgage Servicing Rights	60	—	—	60
Total	$31,168	$—	$31,108	$60

Assets measured at fair value on a recurring basis as of December 31, 2010 were:

(Dollars in thousands)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Government sponsored MBS
Residential	$13,712	$—	$13,712	$—
Non-Government sponsored MBS
Residential	205	—	205	—
Municipal securities
North Carolina	3,186	—	3,186	—
Out of state	3,524	—	3,524	—
Mortgage Servicing Rights	66	—	—	66
	$20,693	$—	$20,627	$66

The table below displays the change in all recurring Level 3 Assets from December 31, 2010 to September 30, 2011:

(Dollars in thousands)	Mortgage Servicing Rights
(Unaudited)
Beginning balance (December 31, 2010)	$66
Amortization	5
Ending Balance (June 30, 2011)	$61
Amortization	1
Ending Balance (September 30, 2011)	$60

Assets and Liabilities Measured on a Nonrecurring Basis:

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s selling costs and other expenses. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company records impaired loans as nonrecurring Level 3, because Management believes the underlying collateral is less than the appraised value.

Other real estate owned (“OREO”): Foreclosed assets are adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less estimated carry costs and costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records foreclosed assets as nonrecurring Level 3.

Assets measured at fair value on a nonrecurring basis as of September 30, 2011 were:

(Dollars in thousands) (Unaudited)
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$2,407	$—	$—	$2,407
Impaired and TDR loans	22,658	—	—	22,658
Total	$25,065	$—	$—	$25,065

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 were:

(Dollars in thousands)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$1,915	$—	$—	$1,915
Impaired and TDR loans	15,452	—	—	15,452
Total	$17,367	$—	$—	$17,367

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

The fair value of performing loans is calculated by discounting scheduled cash flows through their individual contractual maturity, using discount rates that reflect the credit risk, overhead expenses, interest rate earned and again, contractual maturity of each loan. The maturity is based on contractual maturities for each loan, modified as required by an estimate of the effect of historical prepayments and current economic conditions.

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

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing variable rate commitments, the Company has determined they do not have a distinguishable fair value.

As of September 30, 2011 and December 31, 2010, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	September 30, 2011		December 31, 2010
(Unaudited)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$62,448	$62,448	$74,575	$74,575
Marketable securities	31,108	31,108	20,627	20,627
Loans, net of allowances for loan losses	190,563	196,756	197,920	202,826
Accrued interest receivable	723	723	627	627
Liabilities:
Deposits	$260,619	$260,489	$269,684	$269,596
Other borrowings	731	660	745	780
Accrued interest payable	249	249	306	306

10.	SUBSEQUENT EVENTS:

From late September to the end of October, the Company sold all existing ATMs. One of the ATMs was recently installed, and was leased back through a capital lease that included the installation of all new ATMs in the remaining locations that had ATMs.  The full value of the capital lease will be recorded in the fourth quarter of 2011. There was no material gain/loss from the sales.

Index
M&F BANCORP, INC.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SELECTED FINANCIAL DATA

The following tables sets forth selected financial information for the Company, including balance sheets and operational data as of and for the three and nine months ended September 30, 2011 and  September 30, 2010 portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Balance Sheet Data	As of September 30,
(Dollars in thousands)	2011	2010
(Unaudited)
Cash and due from banks	$62,448	$63,686
Securities	31,108	20,467
Gross loans	194,849	205,742
Allowance for loan losses	(4,286)	(3,831)
Total assets	303,783	305,251
Deposits	260,619	262,320
Borrowings	731	751
Stockholders' equity	37,367	36,769

Summary of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
(Unaudited)
Interest income	$3,054	$3,316	$9,250	$10,013
Interest expense	343	517	1,106	1,587
Net interest income	2,711	2,799	8,144	8,426
Provision for loan losses	264	156	437	424
Net interest income after provision for loan losses	2,447	2,643	7,707	8,002
Other operating income	593	527	1,862	1,677
Other operating expense	2,880	3,058	8,766	8,942
Pre-tax net income	160	112	803	737
Income tax expense	24	22	205	156
Preferred dividends and accretion	(59)	(122)	(176)	(417)
Net income (loss) (1)	$77	$(32)	$422	$164

Index
M&F BANCORP, INC.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Per Share Data (1)
Net income (loss)-basic and diluted	$0.04	$(0.02)	$0.21	$0.08
Common stock dividends	$—	$—	$—	$0.0175
Book value per share of common stock (2)	12.62	12.32	12.62	12.32
Average common shares outstanding	2,031,337	2,031,337	2,031,337	2,031,337
Selected Ratios (1)
Return (loss) on average assets	0.10%	(0.04)%	0.18%	0.07%
Return (loss) on average stockholders' equity	0.83	(0.35)	1.52	0.59
Dividend payout ratio	$—	$—	$—	$0.18
Average stockholders' equity to average total assets	12.26	12.50	12.11	12.57
Net interest margin (3)	3.85	4.08	3.84	4.10

(1) available to common stockholders
(2) stockholders equity reduced by liquidation value of preferred stock
(3) on a tax equivalent basis

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Concerns regarding the recent downgrade of the U.S. Government’s credit rating could have a material adverse effect on our business, financial condition, liquidity, and results of operations;

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

•	The Company’s failure to satisfy the requirements of the Memorandum of Understanding (the “Company MOU”) with the Federal Reserve Bank of Richmond ("FRB");

•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;

•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;

•	Revenues are lower than expected;

•	Credit quality deterioration which could cause an increase in the provision for credit losses;

•	Competitive pressure among depository institutions increases significantly;

•	Changes in consumer spending, borrowings and savings habits;

•	Our ability to successfully integrate acquired entities or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

•	Technological changes and security and operations risks associated with the use of technology;

•	The cost of additional capital is more than expected;

•	A change in the interest rate environment reduces interest margins;

•	Asset/liability repricing risks, ineffective hedging and liquidity risks;

•	Counterparty risk;

•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	The effects of the FDIC deposit insurance premiums and assessments;

•	The effects of and changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System;

•	Volatility in the credit or equity markets and its effect on the general economy;

•	Demand for the products or services of the Company and the Bank, as well as their ability to attract and retain qualified people;

•	The costs and effects of legal, accounting and regulatory developments and compliance; and

•	Regulatory approvals for acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended September 30, 2011.

•
Net income before preferred stock dividends was $0.1 million for the three months ended September 30, 2011 and $0.1 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, net income available to common stockholders was $77 thousand, or $0.04 per common share. For the three months ended September 30, 2010, net loss was $32 thousand, or $0.02 per common share.

•
Interest income on loans decreased by $0.4 million or 11.51% while interest income on investments and cash increased $0.1 million resulting in total interest income being $0.3 million less in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Average loans outstanding for the three months ended September 30, 2011 decreased $10.8 million from the September 30, 2010 level of $207.1 million, and the rate for average loan interest earned decreased 40 basis points ("bps") compared to September 30, 2010, in part due to the increase in non-performing assets during the three months ended September 30, 2011 compared to the same period in 2010.

•
Interest expense on deposits decreased $0.2 million and interest expense on borrowings remained unchanged, resulting in total interest expense being 0.2 million less in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  Average interest-bearing deposits outstanding increased $6.0 million during the three months ended September 30, 2011 from the level of $203.6 million; however, the average cost of those deposits decreased 36 bps in the three months ended September 30, 2011 compared to the same period in September 30, 2010.  Average borrowings in the three months ended September 30, 2011 decreased slightly compared to the September 30, 2010 balance, and the average rate paid on borrowings increased to 1.06%. The cause of the borrowing rate increase was due to an accrued interest expense related to a new capital lease that was still under negotiation.

Index
M&F BANCORP, INC. AND SUBSIDIARY

•
Net interest income, due to the above factors, decreased $0.1 million, or 3.25% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  The net interest margin, on a tax equivalent (“TE”) basis for the three months ended September 30, 2011 was 3.85% compared to 4.08% for the three months ended September 30, 2010, a decrease of 23bps.

•
The ending balance of the Allowance for Loan Losses as a percentage of loans outstanding increased in 2011 to 2.20% as of September 30, 2011 compared to 1.91% as of December 31, 2010.  The provision for loan losses increased $0.1 million due to an increase in specific reserves for impaired loans.

•
Noninterest income increased by $0.1 million in the quarter ended September 30, 2011 over the same period in 2010, mainly due to a realized gain on the sale of other real estate owned (“OREO”) and AFS securites, partially offset by declines in service charge fees.

•
Noninterest expense decreased $0.2 million in the three months ended September 30, 2011 over the same period in 2010 largely driven by a decrease in OREO related expenses.  The decrease in OREO related expenses was partially offset by an increase in salaries and employees benefits.

•
Preferred stock dividends in the quarters ended September 30, 2011 and September 30, 2010 were $59 thousand and $122 thousand, respectively.  The reduction in preferred dividends was the result of a reduction in the dividend yield from 4.15% to 2% for September 30, 2010 and September 30, 2011, respectively.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the nine months ended September 30, 2011.

•
Net income before preferred stock dividends was $0.6 million for the nine months ended September 30, 2011 and $0.6 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, net income available to common stockholders was $0.4 million, or $0.21 per common share. For the nine months ended September 30, 2010, net income available to common stockholders was $0.2 million, or $0.08 per common share.

•
Interest income on loans decreased by $1.0 million or 10.23% while interest income on investments and cash increased $0.2 million resulting in total interest income declining $0.8 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Average loans outstanding for the nine months ended September 30, 2011 decreased $9.6 million from the September 30, 2010 level, and the rate for average loan interest decreased 36 bps compared to the nine months ended September 30, 2010, mainly due to the increase in non-performing assets during the nine months ended September 30, 2011 compared to the same period in 2010.

•
Interest expense on deposits decreased $0.5 million and interest expense on borrowings remained flat, resulting in total interest expense being $0.5 million less in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  Average interest-bearing deposits outstanding increased$11.7 million during the nine months ended September 30, 2011 from September 30, 2010; however, the average cost of those deposits decreased 36 bps in the nine months ended September 30, 2011 compared to the same period in September 30, 2010.  Average borrowings in the nine months ended September 30, 2011 decreased $14.0 thousand compared to the September 30, 2010 balance, and the cost of those borrowings increased  18 bps during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The cause of the borrowing rate increase was due to an accrued interest expense related to a new capital lease that was still under negotiation.

•
Net interest income, due to the above factors, decreased $0.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The net interest margin, on a TE basis for the nine months ended September 30, 2011 was 3.84% compared to 4.10% for the nine months ended September 30, 2010, a decrease of 26 bps.

•
The ending balance of the Allowance for Loan Losses as a percentage of loans outstanding increased to 2.20% as of September 30, 2011 compared to 1.91% as of December 31, 2010.  Notwithstanding, the $9.6 million decrease in average loans outstanding compared to December 31, 2010, and net charge offs of $0.0 million during the nine months ended September 30, 2011, management estimate of inherent losses in the loan portfolio caused the Company to record a loan loss provision of $0.4 million for the nine months ended September 30, 2011, and September 30, 2010.

•
Noninterest income increased by $0.2 million in the nine months ended September 30, 2011 over the same period in 2010, mainly due to a realized gain on the disposal of assets and sale of OREO and AFS securities, partially offset by declines in service charge fees.

•
Noninterest expense decreased by $0.2 million in the nine months ended September 30, 2011 over the same period in 2010 with an increase of $0.3 million in salaries and employee benefits, which was offset by declines in miscellaneous charge-offs, FDIC insurance expense, and OREO expenses.

•
Preferred stock dividends in the nine months ended September 30, 2011 and September 30, 2010 were $0.2 million and $0.4 million, respectively.  The reduction in preferred dividends was the result of a reduction in the dividend yield from 4.55% to 2% for September 30, 2010 and September 30, 2011, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

•
Allowance for Loan Losses – The Company records an estimated allowance for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability.  Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, and mortgage servicing rights.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared with three months ended September 30, 2010

•
Net income before preferred stock dividends was $0.1 million for the three months ended September 30, 2011 and September 30, 2010. Net income available to common stockholders for the three months ended September 30, 2011 was $77.0 thousand or $0.04 per share. Net loss available to common stockholders for the three months ended September 30, 2010 was $32.0 thousand or $0.02 per share.

•	Net operating income before income taxes and preferred dividends for the three months ended September 30, 2011 and September 30, 2010 was $0.2 million and $0.1 million, respectively.

◦	Net interest margin decreased from 4.08% for the three months ended September 30, 2010 to 3.85% for the three months ended September 30, 2011 due to:

▪
Average loans outstanding decreased $10.8 million in 2011 over 2010, while yields on average loans decreased from 6.02% for the three months ending September 30, 2010 to 5.62% for the three months ending September 30, 2011, resulting in a $0.4 million lower interest income from loans. Income from loans decreased in part due to the decrease in average loans outstanding, as well as a $4.0 million increase in average non-accrual loans to $14.6 million for the three months ended September 30, 2011 compared to $9.5 million for the three months ended September 30, 2010.  As of September 30, 2011, non-accrued interest income was $1.9 million, or an 81.90% increase over the non-accrued interest income at September 30, 2010, of $1.1 million.

▪
Average interest bearing deposits outstanding increased $6.0 million in 2011 over 2010.  Despite the increase in average deposits, interest expense decreased by $0.2 million in the three months ended September 30, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.

▪
Average borrowings outstanding decreased $20.0 thousand from the 2010 average balance, and the average rate paid on borrowings increased 0.52% to 1.06%. The cause of the borrowing rate increase was due to an accrued interest expense related to a new capital lease that was still under negotiation.

◦	Noninterest income increased $0.1 million in 2011 from 2010, predominantly due to the realized gain on sale of OREO and AFS securities. The realized gain was offset by declines in service charge fees.

◦
Noninterest expense decreased in 2011 by $0.2 million.  The change was caused by an increase in salaries and employee benefits mainly due to additions in problem asset management which partially offset by declines in FDIC deposit insurance and OREO expenses.

◦
The above decrease in the net interest income was amplified by an increase in the loan provision from $0.2 million to $0.3 million during the three months ended September 30, 2010, and September 30, 2011, respectively.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.1 million, or 3.25%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended September 30, 2011 was $286.7 million, up 2.90% compared to $278.6 million for the three months ended September 30, 2010. On a fully TE basis, net interest margin was 3.85% and 4.08% for the three months ended September 30, 2011 and September 30, 2010, respectively. The net interest spread decreased 14 bps to 3.67% for the three months ended September 30, 2011, from 3.81% for the three months ended September 30, 2010. The yield on average interest-earning assets was 4.32% and 4.82% for the three months ended September 30, 2011 and September 30, 2010, respectively, a decrease of 50 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.65% and 1.01%, respectively, a decrease of 36  bps due to the ongoing low interest rate environment and large low yielding cash holdings at the Federal Reserve Bank of Richmond (the "FRB").

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As loans and time deposits mature and reprice, the margin may be negatively impacted based on competitive

Index
M&F BANCORP, INC. AND SUBSIDIARY

pricing to retain these loans and deposits.

Interest income decreased 7.9% for the three months ended September 30, 2011 to $3.1 million, from $3.3 million for the three months ended September 30, 2010. The average balances of loans, which had overall yields of 5.62% for the three months ended September 30, 2011 and 6.02% for the three months ended September 30, 2010, respectively, decreased from $207.1 million for the three months ended September 30, 2010 to $196.2 million for the three months ended September 30, 2011. The average balance of investment securities increased $13.5 million, from $17.5 million for the three months ended September 30, 2010 to $31.0 million for the three months ended September 30, 2011. The TE yield on investment securities decreased from 4.90% for the three months ended September 30, 2010 to 3.93% for the three months ended September 30, 2011. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments increased from $54.0 million for the three months ended September 30, 2010 to $59.4 million for the three months ended September 30, 2011, and the average yield in this category increased 4 bps from 0.20% to 0.24% over the same time period.  This increase in the average balances year over year for federal funds sold and other short-term investments combined with decreasing loan balances had a negative impact on net interest margin. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Interest expense decreased33.66% for the three months ended September 30, 2011, to $0.3 million, from $0.5 million for the three months ended September 30, 2010.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $204.3 million for the three months ended September 30, 2010, to $210.3 million for the three months ended September 30, 2011. The average rate paid on interest-bearing deposits decreased 36 bps from 1.01% for the three months ended September 30, 2010 to 0.65% for the three months ended September 30, 2011, primarily caused by the decreases in rates paid on time deposits.

The average borrowings outstanding decreased $20.0 thousand from the three months ended September 30, 2010 to the three months ended September 30, 2011. The average rate on borrowings increased from 0.52% to 1.06% for the three months ended September 30, 2011. The cause of the borrowing rate increase was due to an accrued interest expense related to a new capital lease that was still under negotiation.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Three Months Ended September 30, 2011 and 2010

(Dollars in thousands)	2011			2010
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$196,242	$2,759	5.62%	$207,084	$3,118	6.02%
Taxable securities	23,968	186	3.10	10,778	102	3.79
Nontaxable securities(2)	7,076	73	6.72	6,731	69	6.67
Federal funds sold and other interest on short-term investments	59,419	36	0.24	54,027	27	0.20
Total interest earning assets	286,705	3,054	4.32%	278,620	3,316	4.82%
Cash and due from banks	2,088			1,939
Other assets	19,601			18,820
Allowance for loan losses	(4,164)			(3,826)
Total assets	$304,230			$295,553
Liabilities and Equity
Savings deposits	$56,649	$45	0.32%	$52,166	$45	0.35%
Interest-bearing demand deposits	22,918	14	0.24	26,463	25	0.38
Time deposits	129,951	282	0.87	124,928	446	1.43
Total interest-bearing deposits	209,518	341	0.65	203,557	516	1.01
Borrowed funds	753	2	1.06	773	1	0.52
Total interest-bearing liabilities	210,271	343	0.65%	204,330	517	1.01%
Non-interest-bearing deposits	51,343			48,697
Other liabilities	5,332			5,579
Total liabilities	266,946			258,606
Stockholders' equity	37,284			36,947
Total liabilities and stockholders' equity	$304,230			$295,553
Net interest income		$2,711			$2,801
Non-taxable securities		73			69
Tax equivalent adjustment (3)		46			43
Tax equivalent net interest income		$2,757			$2,842
Net interest spread (4)			3.67%			3.81%
Net interest margin (5)		3.85%			4.08%

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

Noninterest Income.  Noninterest income increased 12.52%, or $0.1 million, for three months ended September 30, 2011.  The increase was primarily the result of a realized gain from the sale of OREO and AFS securities.  The realized gain was offset by a reduction in service charge fees.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly

Index
M&F BANCORP, INC. AND SUBSIDIARY

monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 5.82% to $2.9 million for the three months ended September 30, 2011 from $3.1 million for the three months ended September 30, 2010. The largest impact to noninterest expense was an increase in salaries and employee benefits, offset by reductions in OREO expenses and miscellaneous charge-offs.

Salary and employee benefits expenses for the three months ended September 30, 2011 and September 30, 2010 were $1.4 million and $1.3 million, respectively.  The increase in salaries and employee benefits was mainly due to additions in problem asset management.

Occupancy expense was $0.4 million in the three months ended September 30, 2011 and the same period in 2010.

Data processing and communications costs were $0.2 million, both in the three months ended September 30, 2011 and the same period in 2010.

Directors and advisory board fees were $0.1 million for each the three month periods ended September 30, 2011 and 2010. Professional fees increased $0.1 million in the three months ended September 30, 2011 compared to the same period in 2010.  OREO expense, net decreased $0.2 million, due to a decrease in OREO write-downs for the three months ended September 30, 2011. All other noninterest expense remained relatively unchanged over these two periods.
Provision for Income Taxes.  The Company recorded an income tax expense of $24.0 thousand and $22.0 thousand for the three months ended September 30, 2011 and September 30, 2010, respectively. The overall effective rate decreased from a tax expense of 19.64% in the three months ended September 30, 2010 to a tax expense of 15.00% in the three months ended September 30, 2011, due to an increase in tax exempt interest income and permanent tax to book differences increasing.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

•
Net income before preferred stock dividends was $0.6 million for the nine months ended September 30, 2011 and September 30, 2010. Net income available to common stockholders for the nine months ended September 30, 2011 was $0.4 million or $0.21 per share. Net income available to common stockholders for the nine months ended September 30, 2010 was $0.2 million or $0.08 per share.

•	Net operating income before income taxes and preferred dividends for the nine months ended September 30, 2011 and September 30, 2010 was $0.8 million and $0.7 million, respectively

◦	Net interest margin decreased from 4.10% for the nine months ended September 30, 2010 to 3.84% for the nine months ended September 30, 2011 due to:

▪
Average loans outstanding decreased $9.6 million in 2011 over 2010 and average yield decreased from 6.07% for the nine months ended June 30, 2010 to 5.71% for the nine months ended September 30, 2011, resulting in $1.0 million less interest income from loans. Interest income from loans decreased in part due to the decrease in average loans outstanding, as well as a $4.3 million increase in average non-accrual loans to $13.8 million for the nine months ended September 30, 2011 compared to $9.5 million for the nine months ended September 30, 2010.  As of September 30, 2011, non-accrued interest income was $1.6 million, or a 71.10% increase over the non-accrued interest income at September 30, 2010, of $0.9 million.

▪
Average interest bearing deposits outstanding increased $11.7 million in 2011 over 2010.  Despite the large increase in average deposits, interest expense declined by $0.5 million in the nine months ended September 30, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.

▪
Average borrowings outstanding decreased $14.0 thousand from the 2010 average balance, and the average rate paid on borrowings increased from 0.52% in 2010 to 0.70% in 2011. The cause of the borrowing rate increase was due to an accrued interest expense related to a new capital lease that was still under negotiation.

◦
Noninterest income increased $0.2 million in 2011 from 2010, predominantly due to the realized gain on disposal of assets and sale of OREO.  The realized gains were offset by declines in service charge fees.

◦	Noninterest expense decreased in 2011 by $0.2 million. An increase in salaries and employee benefits was more than offset by declines in FDIC insurance expense, and OREO expenses.

◦	Loan loss provision remained flat during the nine months ended September 30, 2011 at $0.4 million, compared to the loan provision for the nine months ended September 30, 2010.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of

Index
M&F BANCORP, INC. AND SUBSIDIARY

underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.3 million, or 3.35%, from $8.4 million for the nine months ended September 30, 2010, to $8.1 million for the nine months ended September 30, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the nine months ended September 30, 2011 was $287.5 million, up 3.17% compared to $278.6 million for the nine months ended September 30, 2010. On a fully TE basis, net interest margin was 3.84% and 4.10% for the nine months ended September 30, 2011 and September 30, 2010, respectively. The net interest spread decreased  15 bps to 3.67% for the nine months ended September 30, 2011, from 3.82% for the nine months ended September 30, 2010. The yield on average interest-earning assets was 4.35% and 4.86% for the nine months ended September 30, 2011 and September 30, 2010, respectively, a decrease of 51 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.68% and 1.04%, respectively, a decrease of 36  bps due to the ongoing low interest rate environment.

Interest income decreased 7.62% for the nine months ended September 30, 2011 to $9.3 million, from $10.0 million for the nine months ended September 30, 2010. The average balances of loans, which had overall yields of 5.71% for the nine months ended September 30, 2011 and 6.07% for the nine months ended September 30, 2010, respectively, decreased from $207.1 million for the nine months ended September 30, 2010 to $197.4 million for the nine months ended September 30, 2011. The average balance of investment securities increased $9.2 million from $17.5 million for the nine months ended September 30, 2010 to $26.7 million for the nine months ended September 30, 2011. The TE yield on investment securities decreased from 5.11% for the nine months ended September 30, 2010 to 4.01% for the nine months ended September 30, 2011. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments increased from $54.0 million for the nine months ended September 30, 2011 to $63.3 million for the nine months ended September 30, 2011, and the average yield in this category increased 9 bps from 0.15% to 0.24% over the same time period.  The increase in the average balances year over year for federal funds sold and other short-term investments combined with the decrease in loans outstanding had a negative impact on net interest margin. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Interest expense decreased in the nine months ended September 30, 2011, to $1.1 million, from $1.6 million for the nine months ended September 30, 2010.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $203.6 million for the nine months ended September 30, 2010, to $215.3 million for the nine months ended September 30, 2011. The average rate paid on interest-bearing deposits decreased 36 bps from 1.04% for the nine months ended September 30, 2010 to 0.68% for the nine months ended September 30, 2011, primarily caused by the decreases in rates paid on time deposits.

The average rate on borrowings increased from 0.52% for the nine months ended September 30, 2010 to 0.70% for the nine months ended September 30, 2011. The average borrowings outstanding decreased $14.0 thousand from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The interest expense on borrowed funds increased slightly to $4.0 thousand in 2011.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Nine Months Ended September 30, 2011 and 2010

(Dollars in thousands)	2011			2010
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$197,442	$8,458	5.71%	$207,084	$9,422	6.07%
Taxable securities	20,032	472	3.14	10,778	308	3.81
Nontaxable securities (2)	6,668	204	6.64	6,731	223	7.19
Federal funds sold and other interest on short-term investments	63,310	116	0.24	54,027	60	0.15
Total interest earning assets	287,452	9,250	4.35%	278,620	10,013	4.86%
Cash and due from banks	2,174			1,939
Other assets	19,365			18,931
Allowance for loan losses	(3,966)			(3,826)
Total assets	$305,025			$295,664
Liabilities and Equity
Savings deposits	$59,929	$146	0.32%	$52,166	$128	0.33%
Interest-bearing demand deposits	24,390	47	0.26	26,463	73	0.37
Time deposits	130,986	909	0.93	124,928	1,383	1.48
Total interest-bearing deposits	215,305	1,102	0.68	203,557	1,584	1.04
Borrowed funds	759	4	0.70	773	3	0.52
Total interest-bearing liabilities	216,064	1,106	0.68%	204,330	1,587	1.04%
Non-interest-bearing deposits	46,547			48,567
Other liabilities	5,480			5,595
Total liabilities	268,091			258,492
Stockholders' equity	36,934			37,171
Total liabilities and stockholders' equity	$305,025			$295,663
Net interest income		$8,144			$8,426
Non-taxable securities		204			223
Tax equivalent adjustment (3)		128			140
Tax equivalent net interest income		$8,272			$8,566
Net interest spread (4)			3.67%			3.82%
Net interest margin (5)		3.84%			4.10%

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

Noninterest Income.  Noninterest income increased 11.03%, or $0.2 million, for the nine months ended September 30, 2011.  The increase was primarily the result of realized gain from the disposal of an asset and the sale of OREO.  In June 2011, the Company sold a branch that it closed in September of 2009 for a gain that comprised the majority of the realized gain for the period.  The realized gain was partially offset by a reduction in service charge fees.  Rental income increased by $35.0 thousand for the nine months ended September 30, 2011 when compared to the same period in 2010.  The increase in rental income was driven by

Index
M&F BANCORP, INC. AND SUBSIDIARY

improved occupancy rates in 2011.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased $0.2 million for the nine months ended September 30, 2011 from the nine months ended September 30, 2010. The largest impactsto noninterest expense was an increase in salaries and employee benefits, which was more than offset by reductions in FDIC insurance expense, and OREO expenses.

Salary and employee benefits expenses for the nine months ended September 30, 2011 and September 30, 2010 were $4.1 million and $3.8 million, respectively. The average number of full time equivalent employees increased in the nine months ended September 30, 2011 from the September 30, 2010 average employees, mainly due to additions in problem asset management, resulting in an increase in salaries and wages expense.  Benefits were unchanged at $0.7 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Occupancy expense and Director fees were unchanged, at $1.1 million and $0.2 million, respectively, in the nine months ended September 30, 2011 compared to the same period in 2010.

Data processing and communications costs decreased by 7.23%, or $46.0 thousand, to $590.0 thousand in the nine months ended September 30, 2011, mainly due to decreased core processing charges.

Professional fees increased by $83.0 thousand in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, due to an increase in legal fees.

In the nine months ended September 30, 2011, FDIC insurance premiums decreased $0.1 million from $0.6 million to $0.5 million in the same period 2010, due to a decrease in our insurance rate, as well as a special assessment that the Company paid in 2010 and not in 2011.

Other expenses decreased $32.0 thousand for the nine months ended September 30, 2011 from the nine months ended September 30, 2010.  The reduction in other expenses was driven by a reduction in miscellaneous charge-offs.

Provision for Income Taxes.  The Company recorded an income tax expense of $0.2 million for the nine months ended September 30, 2011 and September 30, 2010. The overall effective rate increased from 21.17% in the nine months ended September 30, 2010 to 25.53% in the nine months ended September 30, 2011 due to a decrease in tax exempt interest income and permanent tax to book differences decreasing.

ASSET QUALITY

Provision and Allowance for Loan Losses. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of September 30, 2011, the allowance for loan losses was $4.3 million compared to $3.9 million as of December 31, 2010, which represented approximately 2.20% and 1.91% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus foreclosed properties, at September 30, 2011 were 5.78% of total assets compared to 4.64% at December 31, 2010. Nonperforming assets as a percentage of total loans as of September 30, 2011 was 9.01% compared to 7.18% at December 31, 2010.  For the nine months ended September 30, 2011 the provision for loan losses remained at $0.4 million, the same level as the provision during the corresponding period in 2010.

Of the non-accruing loans totaling $15.1 million at September 30, 2011, 91.98% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  Troubled debt restructurings (“TDRs”) in compliance with the modified terms totaled $8.6 million or 61.08% of total TDRs at September 30, 2011.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.

In analyzing its allowance for loan losses, the Company tracks its net loan loss history by loan type.  The quantitative net loss history utilizes the prior two year periods by loan type for the reserve.  The quantitative loss experience by loan type is then applied against the unimpaired loan balances and homogenous impaired balances for which there is no specific reserve to determine the quantitative reserve.  Under Accounting Standards Codification (“ASC”) 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.  The second piece of the calculation is based on qualitative factors, including

Index
M&F BANCORP, INC. AND SUBSIDIARY

(i) policy, underwriting, charge-off and collection (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors, and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio.  The Company applies additional qualitative factors for non-homogenous classified loans including internal watch, special mention, substandard, and doubtful loans not identified as impaired, when the loan has a loan to value exceeding 50% of the outstanding balance and is not current in its payments.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Loans at September 30, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Unaudited
Commercial	$9,198	$9,148
Commercial real estate:
Construction	1,642	1,187
Owner occupied	23,543	22,395
Other	22,534	24,265
Faith-based non-profit
Construction	6,027	9,840
Owner occupied	75,555	79,490
Other	7,759	2,127
Residential real estate:
First mortgage	31,387	32,284
Multifamily	7,618	7,892
Home equity	4,401	5,123
Construction	398	2,243
Consumer	1,694	2,218
Other loans	3,093	3,559
Loans, net of deferred fees	194,849	201,771
Allowance for loan losses	(4,286)	(3,851)

Loans, net of allowance for losses	$190,563	$197,920

Index
M&F BANCORP, INC. AND SUBSIDIARY

Activity in the allowance for loan losses for the three and nine months ending September 30, 2011 and September 30, 2010 were as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Unaudited
Allowance for loan losses:
Total ending allowance balance as of June 30, 2011	$582	$840	$1,220	$1,457	$43	$103	$4,245
For the three months ended September 30, 2011
Charge-offs	(14)	(19)	—	(181)	(8)	(6)	(228)
Recoveries	—	3	—	—	—	3	6
Provision (decrease) increase	(10)	27	13	242	26	(35)	263
Total ending allowance balance as of September 30, 2011	$558	$851	$1,233	$1,518	$61	$65	$4,286
Total ending allowance balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$3,851
For the nine months ended September 30, 2011:
Charge-offs	(14)	(19)	—	(181)	(8)	(23)	(245)
Recoveries	95	129	—	2	6	11	243
Provision (decrease) increase	(174)	90	(56)	652	(42)	(33)	437
Total ending allowance balance as of September 30, 2011	$558	$851	$1,233	$1,518	$61	$65	$4,286

Index
M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Unaudited
Allowance for loan losses:
Total ending allowance balance as of June 30, 2010	$415	$692	$1,259	$1,201	$87	$141	$3,795
For the three months ended September 30, 2010:
Charge-offs	(6)	(27)	—	(96)	(14)	—	(143)
Recoveries	—	—	—	19	3	—	22
Provision (decrease) increase	99	33	5	40	55	(75)	157
Total ending allowance balance as of September 30, 2010	$508	$698	$1,264	$1,164	$131	$66	$3,831
Total ending allowance balance as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$3,564
For the nine months ended September 30, 2010:
Charge-offs	(9)	(27)	—	(111)	(48)	—	(195)
Recoveries	—	—	—	27	11	—	38
Provision (decrease) increase	116	(124)	94	275	63	—	424
Total ending allowance balance as of September 30, 2010	$508	$698	$1,264	$1,164	$131	$66	$3,831

The Company experienced $2.0 thousand in net loan charge offs for the nine months ended September 30, 2011 compared to $0.2 million in net loan charge-offs for the nine months ended September 30, 2010. The Company experienced $0.2 million in net loan charge offs for the three months ended September 30, 2011 compared to $0.1 million in net loan charge offs for the three months ended September 30, 2010.  In a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.81% as of September 30, 2010 to 0.70% as of December 31, 2010, and decreased 8 basis points (“bp”) to 0.62% as of September 30, 2011.

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method as of September 30, 2011:

	September 30, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
Unaudited
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$113	$63	$677	$—	$—	$853
Collectively evaluated for impairment	558	738	1,170	841	61	65	3,433
Total ending allowance balance	558	851	1,233	1,518	61	65	4,286
Loans:
Loans individually evaluated for impairment	$1,180	$5,911	$13,117	$2,450	$—	$—	$22,658
Loans collectively evaluated for impairment	8,018	41,808	76,224	41,354	1,694	3,093	172,191
Total ending loans balance	$9,198	$47,719	$89,341	$43,804	$1,694	$3,093	$194,849

Total impaired loans including TDR loans was $22.7 million as of September 30, 2011 and $15.5 million as of December 31, 2010. Third quarter showed a $7.2 million increase of impaired loans compared to year-end 2010. The increases were centered in two faith based accounts which totaled $5.5 million and represented 76.39% percent of total impairment increases. One of the accounts has been restructured in a forbearance extension agreement and was current. Both loans are fully secured by real estate and are supported by the fair value of collateral. The majority of the remaining ten new accounts are secured by real estate and required an increase impairment allocation of $351.9 thousand against loan balances of $1.7 million.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Impaired loan balances at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
Unaudited
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—			—
Owner occupied	756	756	754	—	17	17
Other	58	58	58	—	—	—
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	5,795	5,795	5,790	—	61	61
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	58	58	325	—	—	—
Multifamily	—	—	—	—	—	—
Home Equtiy	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans without allowance recorded	$6,667	$6,667	$6,927	$—	$78	$78
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	285	285	285	39	—	—
Other	40	40	40	10	—	—
Faith-based non-profit		—
Construction	—	—	—	—	—	—
Owner Occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	1,306	1,306	950	284	26	9
Multifamily	315	315	315	140	—	—
Home equity	462	462	462	251	—	—
Construction	—	—	—	—	—	—
Consumer	—	—		—	—	—
Total impaired loans with allowance recorded	$2,408	$2,408	$2,052	$724	$26	$9
Total impaired loans	$9,075	$9,075	$8,979	$724	$104	$87

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction
Owner occupied	1,358	1,355	—	31
Other	65	65	—	4
Faith-based non-profit:
Construction
Owner occupied	4,474	4,466	—	247
Other	—	—	—	—
Residential real estate:
First mortgage	207	207	—	10
Multifamily	322	322	—	14
Home Equtiy	11	11	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without allowance recorded	$6,437	$6,426	$—	$306
With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	324	323	8	13
Multifamily	143	143	61	3
Home equity	98	98	40	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with allowance recorded	$565	$564	$109	$16
Total impaired loans	$7,002	$6,990	$109	$322

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at September 30, 2011 were as follows:

	September 30, 2011
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
Unaudited
With no related allowance recorded:
Commercial	$1,567	$—	$1,567	$1,180	$—	$—	$—
Commercial real estate:
Construction	635		635	635	—	—	—
Owner occupied	732	—	732	734	—	20	16
Other	2,609	—	2,609	2,609	—	4	1
Faith-based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	6,412	—	6,412	6,411	—	297	110
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	380	—	371	361	—	4	1
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs with no allowance recorded	$12,335	$—	$12,326	$11,930	$—	$325	$128
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	379	—	379	379	17	24	9
Owner occupied	—	—	—	—	—	—	—
Other	416	—	416	416	47	19	3
Faith-based non-profit
Construction	—	—	—	—	—	—	—
Owner occupied	916	—	916	917	63	33	15
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	36	6	30	36	2	—	—
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,747	$6	$1,741	$1,749	$129	$76	$27
Total TDR loans	$14,082	$6	$14,067	$13,679	$129	$401	$155

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at December 31, 2010 were as follows:

	December 31, 2010
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—	32
Owner occupied	744	—	744	744	—
Other	3,034	—	3,034	3,034	—	32
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	2,301	(103)	2,198	2,299	—	201
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	118	(6)	112	118		4
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no allowance recorded	$8,415	$(109)	$8,306	$8,413	$—	$269
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	49	—	49	49	9	2
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$49	$—	$49	$49	$9	$2
Total TDR loans	$8,464	$(109)	$8,355	$8,462	$9	$271

Loans which principle or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the bank to extend or modify maturity dates.

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of September 30, 2011:

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
Unaudited
Commercial	$1,180	1	$103	1
Commercial real estate:
Construction	635	1	—	—
Owner occupied	941	4	55	1
Other	2,595	3	413	3
Faith-based non-profit:
Construction
Owner occupied	5,838	4	185	2
Other	—		—	—
Residential real estate:
First mortgage	3,130	36	48	1
Multifamily	315	1	—	—
Home equity	477	6	21	1
Construction	—	—	—	—
Consumer	34	2	—	—
Total	$15,145	$58	$825	$9

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Construction	—	—	—	—
Owner occupied	3,356	3	3,256	2
Other	—	—	—	—
Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total	$12,572	$53	$3,743	$5

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of the recorded investment in loans as of September 30, 2011 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Unaudited
Commercial	$7	$2	$1,283	$1,292	$7,906	$9,198
Commercial real estate:
Construction	—	—	635	635	1,007	1,642
Owner occupied	1,096	270	769	2,135	21,408	23,543
Other	416	—	3,007	3,423	19,111	22,534
Faith-based non-profit:
Construction	13	—	—	13	6,014	6,027
Owner occupied	218	236	2,987	3,441	72,114	75,555
Other	27	2	—	29	7,730	7,759
Residential real estate:
First mortgage	593	987	2,407	3,987	27,400	31,387
Multifamily	—	—	315	315	7,303	7,618
Home equity	169	246	494	909	3,492	4,401
Construction	—		—	—	398	398
Consumer	46	1	30	77	1,617	1,694
Other loans	—	—	—	—	3,093	3,093
Total	$2,585	$1,744	$11,927	$16,256	$178,593	$194,849

The Company has allocated $129.0 thousand and $9.0 thousand of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011 and December 31, 2010, respectively.  The Company has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

•	Pass. Loans not identified as special mention, substandard, or doubtful are classified as pass.

The provision for loan losses assigned to these ratings by portfolio class as of September 30, 2011 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Unaudited
Commercial	$548	$9	$1	$—	$558
Commercial real estate:
Construction	10		17	—	27
Owner occupied	321	36	61	—	418
Other	240	49	117	—	406
Faith-based and non-profit:
Construction	86	—	4	—	90
Owner occupied	773	110	139	—	1,022
Other	113	8	—	—	121
Residential real estate:
First mortgage	546	25	327	—	898
Multifamily	122	1	141	—	264
Home equity	83	—	265	—	348
Construction	8	—	—	—	8
Consumer	77	1	1	—	79
Other loans	47	—	—	—	47
Total	$2,974	$239	$1,073	$—	$4,286

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

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s liabilities for the period ending September 30, 2011, and December 31, 2010, reflect organic growth resulting from internal business development activities.  While gross loans were down for the period ending September 30, 2011, versus December 31, 2010, the Bank continues to develop relationships and business in the commercial, and faith-based non-profit organizations operating within its footprint.

Total assets decreased from $312.3 million as of December 31, 2010 to $303.8 million as of September 30, 2011. The decline in assets was led by a $6.9 million decline in loans. The largest component of asset that increased was in investment securities available for sale, which increased $10.5 million from December 31, 2010 to September 30, 2011. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding low risk bonds.  Cash and cash equivalents declined $12.1 million to $62.4 million from December 31, 2010.  Gross loans decreased $6.9 million and OREO increased $0.5 million in 2011.  Total liabilities decreased from $275.9 million as of December 31, 2010 to $266.4 million as of September 30, 2011, led by a decline in total deposits of $9.1 million.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2010 to $37.4 million as of September 30, 2011. For the nine months ended September 30, 2011, the net increase in retained earnings was comprised of $0.6 million of net income, offset by dividends declared to preferred stockholders of $0.2 million. The Company did not declare or pay a common stock dividend in the first nine months of 2011.  Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes.  Accumulated other comprehensive loss was in a net unrealized loss position of $0.8 million at September 30, 2011, a decrease of $0.5 million from the net unrealized loss of $1.3 million as of December 31, 2010.

ASSETS

Cash and Cash Equivalents.  Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $12.1 million from $74.6 million as of December 31, 2010 to $62.4 million as of September 30, 2011. The decrease in cash was the result of the purchases in investment securities of $17.3 million and the $9.1 million decrease in deposits.

Loan Portfolio.  Gross loans were $194.8 million and $201.8 million as of September 30, 2011 and December 31, 2010, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of September 30, 2011, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 45.85% of the total loan portfolio and the reserve for these loans is 28.77% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appears to have been adversely affected by the current economic downturn.  Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration. The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

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

Of the loan balances outstanding at September 30, 2011, 92.82% or $180.9 million is secured by real estate, and 1.25% or $2.4 million, is secured by cash deposits.  Junior liens at September 30, 2011, constituted $4.4 million, or 2.26% of the loan balances outstanding.

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

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 35.84% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and US Agencies divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $8.6 million in available borrowing capacity from the Federal Home Loan Bank of Atlanta ("FHLB") at September 30, 2011, and Fed Funds accommodations of $12.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of September 30, 2011. The maximum outstanding balance from FHLB at any time during the third quarter quarter of 2011 was $0.7 million.  The Company

Index
M&F BANCORP, INC. AND SUBSIDIARY

periodically draws on its Fed Funds accommodations to test the lines availability.

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

The September 30, 2011 and December 31, 2010 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	September 30, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,776	18.85%	$15,608	8.00%	$19,510	10.00%
Bank	34,315	17.64	15,567	8.00	19,458	10.00
Tier 1 (to risk weighted assets)
Company	$34,321	17.59%	$7,804	4.00%	$11,706	6.00%
Bank	31,866	16.38	7,783	4.00	11,675	6.00
Tier 1 (to average total assets)
Company	$34,321	11.42%	$12,016	4.00%	$15,021	5.00%
Bank	31,866	10.60	12,024	4.00	15,030	5.00

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2010
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,461	18.19%	$16,037	8.00%	$20,046	10.00%
Bank	33,733	16.84	16,023	8.00	20,028	10.00
Tier 1 (to risk weighted assets)
Company	$33,939	16.93%	$8,019	4.00%	$12,028	6.00%
Bank	31,214	15.59	8,011	4.00	12,017	6.00
Tier 1 (to average total assets)
Company	$33,939	11.77%	$11,534	4.00%	$14,418	5.00%
Bank	31,214	10.42	11,979	4.00	14,973	5.00

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 -	Controls and Procedures

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

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

M&F Bancorp, Inc.

Date:	November 14, 2011	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

		By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.