Form 10-K
period 2011-12-31
M&F BANCORP INC /NC/
filed 2012-03-30
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes  ☐  No  ☒

The aggregate market value of the registrant's common stock as of June 30, 2011, held by those persons deemed by the registrant to be non-affiliates was approximately $3,475,535. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of March 20, 2012, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                Where
Portions of the registrant's Proxy Statement for the Annual Meeting of the Stockholders to be held        Part III
on June 5, 2012.

INDEX

Annual Report on Form 10-K for the Year Ended December 31, 2011

i

Index
M&F BANCORP, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company's operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•
Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including but not limited to the allowance for loan losses;

•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;

•
The Bank's failure to satisfy the requirements of the Memorandum of Understanding (the "Bank MOU") with the North Carolina Commissioner of Banking ("NCCOB") and the Regional Director of the Federal Deposit Insurance Corporation's ("FDIC") Atlanta Regional Office.;

•	The Company's failure to satisfy the requirements of Memorandum of Understanding ("The Company MOU") with the Federal Reserve Bank of Richmond ("FRB");

•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;

•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;

•	Lower revenues than expected;

•
Changes in the level of nonperforming assets, charge-offs, and other credit quality measures, and their impact on the adequacy of the Bank's allowance for loan losses and the Bank's provision for loan losses;

•	Competitive pressure among depository institutions, including competition for loans and deposits and failure to attract or retain loans and deposits;

•
Changes in the financial performance and/or condition of the Bank's borrowers and the ability of the Bank's borrowers to perform under the terms and conditions of their loans and other credit agreements;

•	Changes in consumer spending, borrowings and savings habits;

•	Technological changes and security and operations risks associated with the use of technology;

•	The costs of capital is more than expected;

•	A change in the interest rate risk environment reduces interest margins;

•	Regulatory limitations with respect to the operations or activities of the Company and/or the Bank;

•
The effect of changes in accounting policies and practices, as may be adopted by regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.

•	Changes in the deferred tax asset valuation allowance in future quarters;

•	Asset/liability repricing risks, ineffective hedging and liquidity risks;

•	Counterparty risk;

•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;

•	The effects of the FDIC deposit insurance premiums and assessments;

•	Volatility in the credit or equity markets and its effect on the general economy;

•	Demand for the products or services of the Company and the Bank; as well as our ability to attract and retain qualified personnel;

•	The costs and effects of legal, accounting and regulatory developments and compliance

•	Political instability, acts of war or terrorism, and natural disasters; and

•	Our success in managing the risks involved in the foregoing items.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 10. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Index
M&F BANCORP, INC. AND SUBSIDIARY

PART I

ITEM 1. BUSINESS

GENERAL

Headquartered in Durham, North Carolina ("NC"), M&F Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of NC in 1999, and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Mechanics and Farmers Bank (the "Bank"), a NC-chartered commercial bank that was organized in 1907 and began operations in 1908.

As of December 31, 2011, the Company had assets of approximately $304.5 million, with gross loans of approximately $188.1 million and deposits of approximately $259.1 million. The Company's corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800. In addition to its corporate office, the Company has seven branch offices in NC: two in Durham, two in Raleigh, one in Charlotte, one in Winston-Salem, and one in Greensboro.

The Company's principal source of income is from dividends declared and paid by the Bank on its issued and outstanding capital stock. The Company uses such income to pay dividends to stockholders and fund its expenses. The majority of the Company's operations occur at the Bank level. Throughout this Annual Report on Form 10-K, results of operations will be discussed by referring to the Bank's operations, unless a specific reference is made to the Company and its operating results apart from those of the Bank.

The Bank is a community bank engaged in the general banking business in Wake, Durham, Guilford, Forsyth, and Mecklenburg Counties and the surrounding areas. Both the Company and the Bank are designated by the United States Department of the Treasury (the “Treasury”) as a Community Development Financial Institution (“CDFI”). As defined by the Treasury, a CDFI is a community-based organization that provides credit, financial services, and other related services in low-income urban and rural communities across America. These organizations have a common mission of working toward revitalizing economically depressed communities or communities underserved by mainstream financial institutions and improving the quality of life of those who live and work in these communities. CDFIs operate in communities for the benefit of people who live in them. CDFIs provide financing to residents who want to buy their first home, individuals who may want to start their own business and owners of existing businesses who would like to expand their businesses (helping to create new jobs). In addition, CDFIs offer financial literacy services to individuals on topics such as improving their credit ratings or creating monthly budgets.

The Bank offers a full range of banking services, including the following: checking accounts; savings accounts; Negotiable Order of Withdrawal ("NOW") accounts; money market accounts; certificates of deposit; individual retirement accounts; loans for real estate, construction, businesses, personal use, home improvement and automobiles; equity lines of credit; credit lines; consumer loans; credit cards; safe deposit boxes; bank money orders; internet banking; electronic funds transfer services including wire transfers; traveler's checks; and notary services. In addition, the Bank provides automated teller machine (“ATM”) access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

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

COMPETITION

Commercial banking in NC is extremely competitive. The Bank competes in its market areas with some of the largest banking organizations in the state and the country, other community financial institutions, such as federally and state-chartered banks or savings and loan institutions, credit unions, consumer finance companies, mortgage companies and other lenders engaged in the business of extending credit. Many of the Bank's competitors have broader geographic markets, easier access to capital, lower cost of funding, and higher lending limits than the Bank, and are able to provide more services, and make greater use of media advertising.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Despite the strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 105-year legacy, strong local identity, affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purpose enterprises, faith-based non-profit organizations, and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2011, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank's market share of the total deposits in Durham, NC was approximately 2.70%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Company's operations. However, the Company does serve a specialized niche market (faith-based non-profit organizations), the loss of which could have a material adverse effect on the Company's operations.

EMPLOYEES

As of December 31, 2011, the Company and the Bank had 80 employees, including 73 full-time equivalent employees. No employees are represented by a collective bargaining unit or agreement. Management considers relations with employees to be good.

EXECUTIVE OFFICERS

Name	Age	Position with Company
Kim D. Saunders	51	President/Chief Executive Officer
Lyn Hittle	58	Senior Vice President/Chief Financial Officer/Director of Human Resources

Kim D. Saunders serves as President and Chief Executive Officer for the Company and the Bank, overseeing the day-to-day operations of the Bank. Ms. Saunders joined the Company in 2007. She previously served as President and Chief Executive Officer of Consolidated Bank and Trust Company from 2003 to 2007. Lyn Hittle serves as Senior Vice President, Chief Financial Officer and Director of Human Resources (“HR”) for the Company and the Bank, overseeing the financial operations and HR functions of the Company and the Bank. Ms. Hittle joined the Company in 2008, before which she was the Chief Accounting Officer of Capital Bank in Raleigh, NC from 2007 to 2008, Vice President Finance/Controller for Eos Airlines from 2006 to 2007, and Chief Financial Officer for Harrington Bank in Chapel Hill, NC from 2001 to 2005.

AVAILABLE INFORMATION

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, available free of charge on its internet website www.mfbonline.com, as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (“SEC”). Any materials that the Company files with the SEC may be read and/or copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. These filings are accessible on the SEC's website at www.sec.gov.

The Company's corporate governance policies, including its Codes of Ethics and the charters of the Audit, Compensation, and Corporate Governance and Nominating Committees, may be found under the “Investor Relations” section of the Company's website. The Company elects to disclose any amendments to or waivers of any provisions of its Code of Ethics applicable to its principal executive officers and senior financial officers on its website. A written copy of the foregoing corporate governance policies is available upon written request to the Company.

SUPERVISION AND REGULATION

Bank holding companies and commercial banks are subject to extensive federal and state governmental regulation and supervision.

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

Insured depository institutions under common control are required to reimburse the FDIC for any loss suffered by its deposit insurance fund because of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. In certain circumstances, the FDIC can require a holding company to guarantee the compliance of its subsidiary insured depository institution with a capital restoration plan. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding Company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

Monetary Policy and Economic Controls

The Company and the Bank are directly affected by governmental policies and regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve, whose actions directly affect the money supply, which, in turn, affects banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on bank borrowings, changes in reserve requirements against bank deposits, and limitations on interest rates that banks may pay on time and savings deposits.

Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks has eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates has generally increased banks' cost of funds and made them more sensitive to fluctuations in money market rates. In view of the changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank or the Company. As a result, banks, including the Bank, face a significant challenge to maintain acceptable net interest margins.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection (the "CFPB"), established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Federal Securities Law. The Company's common stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company. The regulatory compliance

Index
M&F BANCORP, INC. AND SUBSIDIARY

burden of being a publicly traded company has increased significantly over the last several years.

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the "GLB Act") dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority presents the Company with challenges, as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community-oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act was signed into law in 2002 (“Sarbanes-Oxley”) and became some of the most sweeping federal legislation addressing accounting, corporate governance and disclosure issues. The impact of Sarbanes-Oxley has been wide-ranging as it applies to all public companies and imposes significant requirements for public Company governance and disclosure.

In general, Sarbanes-Oxley mandated important corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies' reported financial results. It established responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process and created a regulatory body to oversee auditors of public companies. It backed these requirements with SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing federal corporate whistleblower protection.

The economic and operational effects of this legislation on public companies, including the Company, have been and will continue to be significant in terms of the time, resources and costs associated with complying with its requirements. Because Sarbanes-Oxley, for the most part, applies equally to larger and smaller public companies, the Company has additional challenges as a smaller financial institution seeking to compete with larger financial institutions in its market. In accordance with the requirements of Section 404(a), management's report on internal control is included herein as Item 9A. The Dodd-Frank Act permanently exempted smaller companies, such as the Company, from the requirements under Section 404(b) for auditor attestation on internal controls.

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

The Federal Reserve may issue cease and desist orders (often referred to as "consent orders") against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve regulates certain debt obligations, changes in control of bank holding companies, and capital requirements.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

The guidelines provide that bank holding companies experiencing significant growth, whether through internal expansion or acquisitions, are expected to maintain strong capital ratios well above the minimum supervisory levels without significant reliance on intangible assets. The same heightened requirements apply to bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as to other banking institutions if warranted by particular circumstances or the institution's risk profile. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “tangible Tier 1 Leverage Ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve has not advised the Company that it is required to satisfy any heightened capital requirements.

As of December 31, 2011, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage ratios of approximately 17.61%, 18.86% and 11.21%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2010 were 16.93%, 18.19% and 11.77%, respectively. As of December 31, 2011, the Bank had a leverage ratio of 10.64%, a Tier 1 capital ratio of 16.71%, and a total risk-based capital ratio of 17.96%. Those same ratios as of December 31, 2010 were 10.42%, 15.59% and 16.84%, respectively.

Emergency Economic Stabilization Act of 2008. Under the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended, the Treasury implemented the Troubled Asset Relief Program (“TARP”), of which the Capital Purchase Program (the “CPP”) is a part. Under the CPP, certain U.S. qualifying financial institutions sold senior preferred stock and warrants to the Treasury. Eligible institutions generally applied to issue preferred stock to the Treasury in aggregate amounts between 1% and 3% of the institution's risk-weighted assets. Smaller community banks and bank holding companies, such as the Company, were later allowed to issue preferred stock up to 5% of the institution's risk weighted assets.

The Treasury was given discretion to exempt certain financial institutions from having to issue warrants. The Treasury elected to exercise its discretion in favor of those financial institutions that are certified as CDFIs, and for whom the CPP investment was $50 million or less. Accordingly, because the Bank is a CDFI, the Company was exempted from issuing warrants. On June 26, 2009, the Company completed the issuance of 11,735 shares of $1,000 value Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") under the CPP. On August 20, 2010, the Company exchanged the Series A Preferred Stock for an equal number of shares of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), also part of the TARP.

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

Dividend and Repurchase Limitations. Under a Memorandum of Understanding ("MOU") with the FRB executed in August 2010, the Company must obtain FRB approval prior to repurchasing or redeeming any shares of its stock, declaring or paying any dividends or taking dividends or any other form of payment representing a reduction in capital from the Bank.

Federal banking regulations applicable to all bank holding companies separately restrict the Company from repurchasing its common stock for consideration in excess of 10% of its net worth during any 12-month period unless the Company (i) both before and after the redemption satisfies capital requirements for "well capitalized" state bank holding companies; (ii) received a “one” or “two” rating in its last examination; and (iii) is not the subject of any unresolved supervisory issues. In addition, as a bank holding company, the Company is required to adhere to the Federal Reserve's Policy Statement on Payment of Cash Dividends, which generally requires bank holding companies to act as a source of strength and not place undue burden on subsidiary banks.

Under NC corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities. In general, the Company's ability to pay cash dividends is dependent upon the amount of dividends paid to the

Index
M&F BANCORP, INC. AND SUBSIDIARY

Company by the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. For instance, NC commercial banks may only pay dividends from undivided profits, which are determined by deducting and charging certain items against actual profits, including any contributions to surplus required by NC law. In addition, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become "undercapitalized" (as such term is defined in the applicable law and regulations). Further, under the terms of the MOU entered into with the FDIC and the NCCOB in April 2010, the Bank may not declare dividends to the Company without prior approval from the FDIC and NCCOB.

Participation in the CDCI places restrictions on the Company's ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

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
Federal Deposit Insurance. The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank up to a maximum amount per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage permanently increased to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all insured depository institutions. Institutions cannot opt out of this coverage, nor will the FDIC charge a separate assessment for the insurance. On December 29, 2010, President Obama signed into law an amendment to the Federal Deposit Insurance Act to include Interest on Lawyers Trust Accounts ("IOLTA") within the definition of noninterest-bearing transaction accounts. This amendment provides IOLTAs with the same temporary, unlimited insurance coverage afforded to noninterest-bearing transaction accounts under the Dodd-Frank Act. This unlimited coverage for noninterest-bearing transaction accounts terminates on December 31, 2012.
The FDIC did not extend its Transaction Account Guarantee Program beyond its sunset date of December 31, 2010, which provided a full guarantee of certain NOW accounts. The FDIC insures NOW accounts up to the standard maximum deposit insurance amount as noted above.
Insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In order to restore reserves and ensure that the DIF will adequately cover losses from future bank failures, the FDIC approved new deposit insurance rules in November 2009. These new rules required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. The Bank requested and received an exemption from the prepayment of assessments.
As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules, which redefine the assessment base as "average consolidated total assets minus average tangible equity." The new rate schedule and other revisions to the assessment rules became effective April 1, 2011, and were used to calculate the quarterly assessments beginning with the June 2011 assessment. Institutions, such as the Bank, with less than $1 billion in average total assets share a more proportionate FDIC assessment under the new rules.
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under regulations established by the federal banking agencies, a "well

Index
M&F BANCORP, INC. AND SUBSIDIARY

capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5%, and not be subject to a capital directive order. The Bank MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 10%. As of December 31, 2011, the Bank was classified as "well capitalized" and satisfied the heightened capital requirements of the Bank MOU. The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.
Community Reinvestment and Consumer Protection Laws In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the CRA. In addition, federal banking regulators, pursuant to the GLB Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.
The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received an "outstanding" rating in its most recent CRA evaluation.
The Dodd-Frank Act created a new Bureau of Consumer Financial Protection (the "CFPB") to take over responsibility for the federal consumer financial protection laws. The CFPB is an independent bureau within the Federal Reserve that has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10 billion or more. The Dodd-Frank Act gives the CFPB expanded data-collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. It is anticipated that certain of the CFPB's rules will be indirectly applied to the Bank, through their adoption by the Bank's regulators as “best practices.”
Amendments to Regulation E, which implement the Electronic Fund Transfer Act (the "EFTA"), involve changes to the way banks with assets in excess of $10 billion may charge overdraft fees by limiting their ability to charge an overdraft fee for ATM and one-time debit card transactions that overdraw a consumer's account, unless the consumer affirmatively consents to payment of overdraft fees for those transactions. Additional amendments to the EFTA include the "Durbin Act," which mandates limiting debit card interchange fees that larger banks may charge merchants. Notwithstanding that these new laws do not apply directly to the Bank, it is anticipated that smaller financial institutions, such as the Bank, will come under competitive pressure to reduce their fees accordingly.
Bank Secrecy Act / Anti-Money Laundering Laws The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.
Other Safety and Soundness Regulations As required by FDICIA, the federal banking agencies' prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Capital Requirements for the Bank. The Bank, as a NC commercial bank, is required to maintain a surplus account equal to 50% or more of its paid-in capital stock. As an NC chartered, insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2011.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement. On December 31, 2011, the Bank was in compliance with this requirement.

Restrictions on Transactions with Affiliates. The Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W. Section 23A places limits on the amount of:

•	a bank's loans or extensions of credit to, or investment in, its affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	the amount of loans or extensions of credit by a bank to third parties which are collateralized by the securities or obligations of the bank's affiliates; and

•	a bank's guarantee, acceptance or letter of credit issued on behalf of one of its affiliates.
The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must meet specified collateral requirements. The Bank must comply with other provisions designed to avoid the transfer of low-quality assets from an affiliate.
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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”). The SAFE Act was enacted to enhance consumer protection and reduce fraud by setting minimum standards for the licensing and registration of mortgage loan originators. The SAFE Act requires mortgage loan originators employed by insured depository institutions or their subsidiaries to register with the Nationwide Mortgage Licensing System and Registry and to maintain current registration in that system. Financial institutions are required by the SAFE Act to maintain adequate policies and practices which will ensure that all

Index
M&F BANCORP, INC. AND SUBSIDIARY

employees acting in the capacity of mortgage loan originators register in the Nationwide Mortgage Licensing System and update their registration annually during the annual renewal period in November and December of each year.

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

Under Chapter 53 of the NC General Statutes, if the capital stock of a NC commercial bank is impaired by losses or otherwise, the NCCOB is authorized to require payment of the deficiency by assessment upon the bank's stockholders.

ITEM 1A. RISK FACTORS

An investment in the Company's common stock is subject to risks inherent in the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider these risks and uncertainties, together with all of the other information included or incorporated by reference in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

The Company's business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally. The global, U.S. and NC economies are continuing to experience significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets that first occurred during 2008. Since 2008, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

While conditions are gradually improving, we expect our business, financial condition and results of operations to continue to be adversely affected in the near term.
The Company and the Bank may be subject to additional, heightened enforcement actions if we do not comply with the MOUs. The Bank MOU requires the Bank to take certain actions to enhance its management of adversely classified assets, remain well-capitalized and maintain adequate liquidity. It also restricts the payment of dividends to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. The Company MOU requires the Company to first obtain approval before it pays any dividends, repurchases stock, or receives any dividends from the Bank.  In the event we do not comply with these MOUs, the banking regulators may impose additional, heightened enforcement actions against us and/or keep the MOUs in place longer than they may otherwise have been. Additional, heightened enforcement action,

Index
M&F BANCORP, INC. AND SUBSIDIARY

including any further restrictions on our lending and deposit gathering activities, which could negatively impact our interest income, interest expense, and liquidity, and have a material and adverse effect on our business, financial condition and results of operation.
Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010.  This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress.  The federal agencies are given significant discretion in drafting the implementing rules and regulations.  Although some of these regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter.   Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are having an effect on us.  For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.  Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  It also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It is difficult to quantify what specific impact the Dodd-Frank Act and related regulations have had on the Company to date and what impact yet to be written regulations will have on us in the future.  However, it is expected at a minimum, they will increase our operating and compliance costs and could increase our interest expense.
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

The soundness of other financial institutions could adversely affect us. Since 2008, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes. The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan due us. There is no assurance that any such losses would not materially and adversely affect our businesses, financial condition or results

Index
M&F BANCORP, INC. AND SUBSIDIARY

of operations.

Increases in FDIC insurance premiums may adversely affect the Company's net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. Deposit accounts are permanently insured up to $250,000 per customer and noninterest-bearing transactional accounts as well as IOLTAs are currently fully insured (unlimited coverage). These programs have placed additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional bank or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company's earnings and financial condition.

Additional requirements under our regulatory framework, especially those imposed under the Dodd-Frank Act, ARRA, EESA or other legislation or regulations intended to strengthen the U.S. financial system, could adversely affect us. Recent government efforts to strengthen the U.S. financial system, including the passage of the Dodd-Frank Act, implementation of ARRA, EESA, and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.
Our participation in the CDCI imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets. In 2010, the Company issued 11,735 shares of Series B Preferred Stock pursuant to the CDCI, a TARP program. Participation in the CDCI places restrictions on the Company's ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. The holders of these shares of Series B Preferred Stock have certain registration rights which, in certain circumstances, impose lock-up periods during which we would be unable to issue equity securities. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full. In addition, unless we are able to redeem the Series B Preferred Stock during the first eight years, the dividends on this capital will increase substantially at that point, from 2% to 9%, and no further common stock dividends will be allowed until the preferred stock has been fully redeemed. Depending on market conditions at the time, this increase in preferred stock dividends could significantly impact our liquidity.
The limitations on incentive compensation contained in the ARRA and subsequent regulations may adversely affect our ability to retain our highest performing employees. In the case of a company such as the Company that received TARP funds, the ARRA, and subsequent regulations issued by Treasury, contain restrictions on bonus and other incentive compensation payable to the company's senior executive officers. As a consequence, we may be unable to create a compensation structure that permits us to retain our highest performing employees and attract new employees of a high caliber. If this were to occur, our businesses and results of operations could be adversely affected.
The Company is subject to extensive governmental regulation, which could have an adverse impact on our operations. The banking industry is extensively regulated and supervised under both federal and state law. Current and future legislation and the policies established by federal and state regulatory authorities will affect the Company's operations. The Company is subject to supervision and periodic examination by the Federal Reserve and the NCCOB. The Bank, as a state chartered non-member commercial bank, receives regulatory scrutiny from the FDIC and the NCCOB. Banking regulations, designed primarily for the protection of depositors, may limit our growth and the return to you as an investor in the Company, by restricting the Company's activities, such as: the Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Given the disruption in the financial markets and regulatory initiatives that have been proposed or implemented by the Obama administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. In addition, participation in additional programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect:

• The payment of dividends to shareholders;
• Possible transactions with or acquisitions by other institutions;

Index
M&F BANCORP, INC. AND SUBSIDIARY

• Desired investments;
• Loans and interest rates;
• The level of its allowance for loan losses;
• Higher capital requirements;
• Interest rates paid on deposits;
• The possible expansion of branch offices; and
• The ability to provide other services.

Our regulatory position is discussed in greater detail under Item 1. “Business-Supervision and Regulation” of this Annual Report on Form 10-K.

We may need to raise additional capital in the future and such capital may not be available when needed or at all. We may need additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of the Bank or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

The Company relies on dividends from the Bank for most of its revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Company's common and preferred stock. Currently the regulators have restricted the Bank from up-streaming dividends to the Company without prior approval by the FDIC, NCCOB and the FRB, which is discussed in greater detail under Item 1. “Business-Supervision and Regulation” of this Annual Report on Form 10-K. Notwithstanding the current MOUs, various federal and/or state laws, regulations, and agreements, limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company's common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1 “Business - Supervision and Regulation.”

The Bank may have higher loan losses than the Bank's allowance for loan losses. The Bank maintains an allowance for loan losses ("ALLL"), which is a reserve established through a provision for loan losses charged to expense that represents management's best estimate of inherent risks of loss, as well as probable losses that will be incurred within the existing portfolio of loans. The level of the ALLL reflects management's continuing evaluation of industry concentrations; specific loan risks; credit loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires management to make significant estimates of current loan risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank's control, may require an increase in the ALLL. Repayment of commercial loans is generally considered more subject to market risk than residential mortgage loans. Bank regulatory agencies periodically review the Bank's ALLL and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the ALLL, the Bank will need additional provisions to increase the ALLL. Any increases in the ALLL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company's financial condition and results of operations. See "Provision and Allowance for Loan Losses" in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion related to the Bank's process for determining the appropriate level of the ALLL.

Our commercial real estate and faith-based non-profit lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy includes making loans secured by commercial and faith-based non-profit real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2011, our real estate secured commercial real estate loans totaled $47.1 million which represented 25.02% of total loans, and our faith-based non-profit real estate totaled $89.2 million which represented 47.40% of total loans. These two categories of loans may increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are

Index
M&F BANCORP, INC. AND SUBSIDIARY

generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by commercial real estate properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. For faith-based and non-profit institutions, payments on loans are largely dependent on voluntary contributions, which may be adversely affected during high unemployment periods, such as the economic conditions since late 2008. Because of the current general economic slowdown, these loans present higher risk, could result in an increase in our total net charge-offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.
Our faith-based and non-profit lending may expose us to a greater risk of loss and adversely impact our earnings and profitability. Our niche market is faith-based and non-profit lending. This specialization has historically experienced minimal losses, however, when unemployment is high, individuals may be unable to donate to support the missions of these organizations. In addition, many of the real estate secured properties are deemed to be special purpose structures that may not be conducive to other types of commercial activities, were foreclosure or sale necessary to enable principal and interest repayment. The Company has experienced recent deterioration in the credit quality of many of the loans in this niche market, and while we seek to minimize these risks in a variety of ways, there may be no assurance that these measures will protect against loan losses. At December 31, 2011, our loans to faith-based and non-profit entities totaled $89.2 million, which totaled 47.40% of total loans, as compared to $92.7 million, which totaled 45.37% of total loans at December 31, 2010. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential loans.
Charge-offs may increase in all categories of lending, which may increase our earnings and profitability. Charge-offs reduce the ALLL and impact the quantitative factors in the estimated losses inherent in the loan portfolio. An additional provision for loan losses may be required because of any charge-offs. For the year ended December 31, 2011, we had net charge-offs of $0.9 million, an increase of $0.7 million when compared to the $0.2 million net charge-offs for the year ended December 31, 2010. While we seek to minimize loan loss risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
The Company's growth strategy may not be successful. As a strategy, the Company seeks to increase the size of its franchise by pursuing business development opportunities, which include expanding deposit relationships, lending activity, and possible strategic expansion and/or acquisitions in new or existing markets. The Company can provide no assurance that it will be successful in increasing the volume of the Company's loans and deposits at acceptable risk levels and upon acceptable terms, or in expanding its asset base while managing the costs and implementation risks associated with this growth strategy. There can be no assurance that any expansion will be profitable or that the Company will be able to sustain its growth, either through internal growth or through successful expansions of its banking markets, that regulatory approval would be forthcoming for such growth, or that the Company will be able to maintain capital sufficient to support its continued growth.

The Bank is subject to interest rate risk. The Bank's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could affect (i) the Bank's ability to originate loans and obtain deposits, (ii) the fair value of the Bank's financial assets and liabilities, and (iii) the average duration of certain of the Bank's interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank's net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank's risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable by management, therefore, there can be no assurances of the Bank's ability to continue to maintain a consistent, positive spread between the interest earned on the Bank's earning assets and the interest paid on the Bank's interest-bearing liabilities. See "Asset/Liability Management" in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

If our investment in the common stock of the FHLB of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders' equity could decrease. We own common stock of the FHLB of Atlanta. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Atlanta's advance program. The aggregate cost and fair value of our FHLB of Atlanta common stock as of December 31, 2011 was $0.6 million based on its par value. There is no market for our FHLB of Atlanta common stock.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of an FHLB, including the FHLB of Atlanta, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB of Atlanta common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after-tax amount of the impairment charge.

If the Bank loses key employees with significant business contacts in its market areas, its business may suffer. The Bank's success is largely dependent on the personal contacts of our officers and employees in our market areas. If the Bank loses key employees temporarily or permanently, this could have a material adverse effect on the business. The Bank could be particularly hurt if its key employees go to work for competitors. The Bank's future success depends on the continued contributions of its existing senior management personnel, many of whom have significant local experience and contacts in its market areas.

The Company's operating results and financial condition would likely suffer if there is continued deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Raleigh, Durham, Winston-Salem, Greensboro, and Charlotte areas of NC. Because the Bank's lending and deposit-gathering activities are concentrated in these markets, the Bank is affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank's financial condition and results of operations. Even though the Bank's customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank's growth rate, affect the ability of the Bank's customers to repay their loans and generally affect the Company's financial condition and results of operations. A significant further decline in general economic conditions in the Bank's market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank's control, would also impact these local economic conditions and could have an adverse affect on the Company's financial condition and results of operations.

The Company is subject to security and operational risks related to the technology the Company uses that could result in a loss of customers, increased costs and other damages which could be material. The Company depends on data processing, software, and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure, interruptions, or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and loan servicing or origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank's reputation, subject the Bank to additional regulatory scrutiny, or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's results of operations and financial condition.

The Bank faces strong competition in our market areas, which may limit our asset growth and profitability. The banking business in the Bank's market areas is very competitive, and the level of competition facing the Bank may increase further, which may limit the Bank's asset growth and/or profitability. The Bank experiences competition in both lending and attracting deposits from other banks and non-bank financial institutions located within its market areas, some of which are significantly larger institutions and may have more financial resources than the Bank. Such competitors primarily include national, regional and local financial institutions within the Bank's market areas. Additionally, various out-of-state banks may enter the market areas in which the Bank currently operates. Non-bank competitors for deposits and deposit-type accounts include savings associations, credit unions, savings banks, securities firms, money market funds, life insurance companies and the mutual funds industry. For loans, the Bank encounters competition from other banks, savings associations, finance companies, mortgage bankers and brokers, insurance companies, small loan and credit card companies, credit unions, pension trusts, securities firms and major retail stores that offer competing financial services. Many of these competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services and better pricing for those products and services than the Bank can offer.

The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for the Company and the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the contractual terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the ALLL, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect the Bank's results of operations.
The Bank is subject to environmental liability risk associated with lending activities. A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties

Index
M&F BANCORP, INC. AND SUBSIDIARY

securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property's value or limit the Bank's ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank's exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

Negative publicity could damage our reputation. Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers, and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices; corporate governance; regulatory compliance; mergers and acquisitions; disclosure, sharing or inadequate protection of customer information; and from actions taken by government regulators and community organizations in response to that conduct.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties. In deciding whether to extend credit or enter into other transactions, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on Certificate of Deposit Account Registry Service® ("CDARS®") reciprocal deposits, or may use other sources such as FHLB advances or other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

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
Technological advances impact the Company's business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on our ability to address the needs of the Bank's customers by using technology to provide products and services that will

Index
M&F BANCORP, INC. AND SUBSIDIARY

satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.
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

Unpredictable catastrophic events could have a material adverse effect on the Company. The occurrence of catastrophic events such as hurricanes, tropical storms, earthquakes, pandemic disease, windstorms, floods, severe winter weather (including snow, freezing water, ice storms and blizzards), fires, and other catastrophes could adversely affect the Company's consolidated financial condition or results of operations. Unpredictable natural and other disasters could have an adverse effect on the Bank in that such events could materially disrupt our operations or the ability or willingness of our customers to access the financial services offered by the Bank. The incidence and severity of catastrophes are inherently unpredictable. Although the Bank carries insurance to mitigate its exposure to certain catastrophic events, these events could nevertheless reduce the Company's earnings, cause volatility in our financial results for any fiscal quarter or year, and have a material adverse effect on the Company's financial condition and/or results of operations.

The Company's trading volume is low compared with larger national and regional banks. The Company's common stock is quoted on the Over The Counter Bulletin Board. The trading volume of the Company's common stock is very low when compared with more seasoned companies listed on the NASDAQ, the NYSE, other consolidated reporting systems, or stock exchanges. Thus, the market in the Company's common stock is limited in scope relative to other larger companies. In addition, the Company cannot say with any certainty that a more active and liquid trading market for its common stock will develop.
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
The Company's common stock is not FDIC insured. The Company's common stock is not a savings or deposit account or other obligation of any bank, is not insured by the FDIC or any other governmental agency, and is subject to investment risk, including the possible loss of principal. Investment in the Company's common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock

Index
M&F BANCORP, INC. AND SUBSIDIARY

in any other company. As a result, holders of the Company's common stock may lose some or all of their investment.

The Bank has credit risks with some of its deposits. The Bank holds deposits that may exceed the FDIC federally insured balance at certain financial institutions. The Bank may lose all uninsured balances if one of the correspondent banks fails without warning. As of December 31, 2011, the Bank has deposits with the FHLB that exceeds the federally insured limit by $0.2 million.
Consumer protection initiatives related to the foreclosure process could affect our remedies as a creditor. Consumer protection initiatives related to the foreclosure process, including voluntary and/or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure, could increase our loan losses or increase our expense in pursuing our remedies as a creditor.

ITEM 2. PROPERTIES

At December 31, 2011, the Company conducted its business from its corporate office in Durham, NC, and its seven branch offices in Durham, Raleigh, Charlotte, Greensboro and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank's properties as of December 31, 2011. Rent expense incurred by the Bank under ongoing leases totaled approximately $47 thousand for the year ended December 31, 2010, which included an off-site ATM for part of the year. Total rent expense for the year ended December 31, 2011 totaled $49 thousand, which included an off-site ATM.

Address	Services	Owned	Leased
2634 Durham Chapel Hill Blvd	Corporate Offices	✓
Durham, NC
116 West Parrish Street	Branch		✓
Durham, NC
2705 Durham Chapel Hill Blvd	Branch/ ATM	✓
Durham, NC
13 East Hargett Street	Branch/ ATM	✓
Raleigh, NC
1824 Rock Quarry Road	Branch/ ATM		✓
Raleigh, NC
101 Beatties Ford Road	Branch	✓
Charlotte, NC
770 Martin Luther King Drive	Branch/ ATM	✓
Winston Salem, NC
100 South Murrow Blvd	Branch/ ATM	✓
Greensboro, NC

Management considers all of these properties to be in good condition and adequately covered by insurance. Additional information about the Company's property is set forth in Notes 7 and 9 to the Consolidated Financial Statements, included in Item 8 herein.

Item 3.	Legal Proceedings

ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of operations, the Company and the Bank are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company's fiscal year ended December 31, 2011.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "MFBP".

As of March 15, 2012, there were 2,031,337 shares of the Company's common stock outstanding, held by approximately 990 stockholders of record (not including persons or entities whose stock is held in nominee or 'street' name through various brokerage firms or banks). The following table shows the high and low sale price of the Company's common stock for the previous eight quarters, as well as the per share amount of cash dividends per share declared during the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

2011 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$2.72	$2.70	$2.74	$2.36
Low	2.35	2.32	2.19	2.03
Cash dividends declared per share (i)	—	—	—	0.1250

2010 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$2.30	$4.25	$3.26	$3.30
Low	1.50	2.30	2.70	2.10
Cash dividends declared per share (i)	0.0175	—	—	0.0825

Dividends. See "Item 1. Description of Business - Supervision and Regulation - Dividend and Repurchase Limitations" above for regulatory and TARP restrictions, which limit the ability of the Company to pay dividends. During 201, the Company paid its stockholders dividends totaling $0.125 per share, $0.10 of which was declared in 2010, and $0.025 which was declared in 2009 and paid in 2010.

Dividend Policy. The Company's stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During fiscal year 2011, the Company declared and paid to its stockholders dividends totaling $0.125 per share (see chart above for declared quarterly dividends). Subject to the regulatory and TARP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company may continue to pay stockholders in the form of annual cash dividends, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Company's status as a “well capitalized” institution under applicable banking laws and regulations. In 2011, the dividends awarded to stockholders accounted for 68.6% of fully diluted earnings per share available to common shareholders.

Recent Sales of Unregistered Securities. Except for the sale of preferred stock to the Treasury in 2009 and the exchange thereof in 2010, the Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock in 2011.

SELECTED FINANCIAL DATA

The following tables sets forth selected financial information for the Company, including balance sheets and operational data as of and for the years ended December 31, 2011, 2010, and 2009, portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Index
M&F BANCORP, INC.

Selected Balance Sheet Data	As of December 31,
(Dollars in thousands)	2011	2010	2009

Cash and due from banks	$61,296	$74,575	$30,313
Securities	37,595	20,627	17,699
Gross loans	188,084	204,328	210,111
Allowance for loan losses	(3,850)	(3,851)	(3,564)
Total assets	304,456	314,966	274,381
Deposits	259,144	269,684	224,807
Borrowings	2,939	3,302	7,766
Stockholders' equity	36,397	36,410	36,555

Summary of Operations	For the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009

Interest income	$12,385	$13,204	$14,164
Interest expense	1,504	2,159	2,924
Net interest income	10,881	11,045	11,240
Provision for loan losses	903	520	1,853
Net interest income after provision for loan losses	9,978	10,525	9,387
Other operating income	3,446	2,222	2,620
Other operating expense	12,677	11,844	11,250
Pre-tax net income	747	903	757
Income tax expense	141	89	97
Preferred dividends and accretion	(236)	(475)	(302)
Net income (1)	$370	$339	$358

	For the Year Ended December 31,
	2011	2010	2009
Per Share Data (1)
Net income -basic and diluted	$0.18	$0.17	$0.18
Common stock dividends	0.125	0.100	0.100
Book value per share of common stock (2)	12.14	12.15	12.22
Average common shares outstanding	2,031,337	2,031,337	2,031,337
Selected Ratios (1)
Return on average assets	0.12%	0.11%	0.14%
Return on average stockholders' equity	1.00	0.92	1.16
Dividend payout ratio	0.69	0.59	0.56
Average stockholders' equity to average total assets	12.04	12.46	11.71
Net interest margin (3)	3.81	4.06	4.61

(1) after preferred stock dividends and accretion
(2) stockholders equity reduced by liquidation value of preferred stock
(3) on a tax equivalent basis

Index
M&F BANCORP, INC.

Item 7 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations, financial condition, liquidity, and capital resources than may be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented under Item I in this Annual Report on Form 10-K. This discussion contains certain forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. See also "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors" which begin on pages 1 and 10, respectively. All information presented is consolidated data unless otherwise specified.

OVERVIEW

The Bank is a full-service NC state-chartered bank conducting business in the five largest urban areas of NC: Raleigh, the State's capitol, Durham, Winston-Salem, Greensboro, and Charlotte. In 2007, the Bank celebrated the 100th anniversary of its founding in 1907 and the opening of its first branch in 1908 on Parrish Street in Durham where the Bank continues to operate a branch. In 1999, the Company was created as a bank holding company. As of December 31, 2011, the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

The Bank's business consists principally of attracting deposits from the general public and investing these funds in loans secured by commercial and faith-based non-profit real estate, secured and unsecured commercial, faith-based non-profit, and consumer loans, single-family residential mortgage loans, and home equity lines. As a community bank, the Bank's profitability depends primarily upon its levels of net interest income, which is the difference between interest income from interest-earning assets and interest expense on interest-bearing liabilities. When earnings from interest-earning assets approximate or exceed expenses for interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is affected by its provision for loan losses, noninterest income, and other operating expenses. Noninterest income primarily consists of service charges, ATM fees, rental income, and the increase in cash surrender value of bank-owned life insurance. Operating expenses primarily consist of compensation and benefits, occupancy related expenses, marketing, data processing, professional fees, telecommunication, FDIC insurance expense, expenses related to foreclosed properties from defaulted loans, and other non-interest expenses.

The Bank's operations are influenced significantly by local economic conditions and by policies of bank regulatory authorities. The Bank's costs of funds are influenced by interest rates on deposits and borrowing rates offered by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing, which in turn is affected by the prevailing interest rates, as well as the borrower's credit and risk profiles established under the Bank's lending policies.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

Congress enacted the Dodd-Frank Act on July 21, 2010. This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, and the financial condition and operations of banks and bank holding companies, including the Company and the Bank. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of these regulations have been promulgated or issued for comment, many of these required regulations are still being drafted. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act will have a near-term effect on us. For example, the federal prohibitions on paying interest on demand deposits were eliminated on July 21, 2011, thus allowing businesses to have interest bearing checking accounts.

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the year ended December 31, 2011.

•	Net income before preferred stock dividends was $0.6 million for the year ended December 31, 2011 and $0.8 million for the year ended December 31, 2010.

•
For the year ended December 31, 2011, net income available to common stockholders was $0.4 million, or $0.18 per common share. For the year ended December 31, 2010, net income available to common stockholders was $0.3 million, or $0.17 per common share.

•
Interest income on loans decreased by $1.1 million or 8.74% while interest income on investments and cash increased $0.3 million resulting in total interest income declining $0.8 million for the year ended December 31, 2011 compared to the year ended December 31, 2010.  Average loans outstanding for the year ended December 31, 2011 decreased $11.9 million from the December 31, 2010 level, and the average rate earned on loans decreased 19 basis points ("bps") compared to the year ended December 31, 2010, mainly due to the increase in non-performing assets during the year ended December 31, 2011 compared to the same period in 2010.

•
Nonperforming assets, defined as non-accruing loans plus other real estate owned ("OREO"), at December 31, 2011 were 6.09% of total assets compared to 4.60% at December 31, 2010. Nonperforming assets as a percentage of total loans as of December 31, 2011, was 9.86% compared to 7.09% at December 31, 2010.

•
Interest expense on deposits decreased $0.6 million and interest expense on borrowings decreased $26 thousand, resulting in total interest expense being $0.7 million less in the year ended December 31, 2011 compared to the year ended December 31, 2010.  Average interest-bearing deposits outstanding increased $12.3 million during the year ended December 31, 2011 from December 31, 2010; however, the average cost of those deposits decreased 35 basis points ("bps") in the year ended December 31, 2011 compared to the same period in December 31, 2010.  Average borrowings in the year ended December 31, 2011 increased $0.2 million compared to the December 31, 2010 balance, and the cost of those borrowings decreased  87 bps during the year ended December 31, 2011 compared to the year ended December 31, 2010. The borrowing rate decreased due to a reduction in securitized borrowings interest expense from loan participations that did not qualify for sales treatment under GAAP.

•
Net interest income, due to the above factors, decreased $0.2 million in the year ended December 31, 2011 compared to the year ended December 31, 2010.  The net interest margin, on a tax equivalent ("TE") basis for the year ended December 31, 2011 was 3.81% compared to 4.06% for the year ended December 31, 2010, a decrease of 25 bps.

•
The ending balance of the Allowance for Loan Losses ("ALLL") as a percentage of loans outstanding increased to 2.05% as of December 31, 2011 compared to 1.88% as of December 31, 2010.  Notwithstanding, the $11.9 million decrease in average loans outstanding compared to December 31, 2010, and net charge-offs of $0.9 million during the year ended December 31, 2011 compared to $0.2 million in net charge offs during the year ended December 31, 2010, management's estimate of inherent losses in the loan portfolio caused the Company to record a loan loss provision of $0.9 million for the year ended December 31, 2011, compared to a lower loan loss provision of $0.5 million for the year ended December 31,

Index
M&F BANCORP, INC. AND SUBSIDIARY

2010.

•
Noninterest income increased by $1.2 million in the year ended December 31, 2011 over the same period in 2010, mainly due to a realized gain on the disposal of bank owned (non-loan related) assets, the sale of other real estate owned properties ("OREO") and available for sale ("AFS") securities, and gains on foreclosures of real estate secured loans for fair market values less cost to sell that exceeded cost, partially offset by declines in service charge fees.

•
Noninterest expense increased by $0.8 million in the year ended December 31, 2011 over the same period in 2010 with an increase of $0.4 million in salaries and employee benefits, and $0.5 million in OREO expenses of which $0.9 million were impairment charges in 2011, which were partially offset by declines in miscellaneous charge-offs and FDIC insurance expense.

•
Preferred stock dividends in the year ended December 31, 2011 and December 31, 2010 were $0.2 million and $0.5 million, respectively.  The reduction in preferred dividends was the result of a reduction in the average dividend rate from 5.0% through August 2010 to 2.0% for the years ended December 31, 2010 and December 31, 2011, respectively.

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

The Company's significant accounting policies are discussed below and in Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 1. Significant Accounting Policies. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company's reported financial reported financial results, and these policies require management's most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•
Allowance for Loan Losses – The Company records an estimated allowance for loan losses ("ALLL") based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•
Non-Accrual interest –When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.

•
Loans Modified in a Troubled Debt Restructuring ("TDR") – Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance (from further collection actions such as initiating foreclosure), and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. In response to the extended economic downturn, management has elected to offer concessions to certain borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations

Index
M&F BANCORP, INC. AND SUBSIDIARY

to repay the debt to the Company.

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

•
The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that we believe market participants would use in pricing the asset or liability.  Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, and investments related to deferred compensation arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2011 compared with year ended December 31, 2010

•
Net income before preferred stock dividends was $0.6 million for the year ended December 31, 2011, and $0.8 million for the year ended December 31, 2010 . Net income available to common stockholders for the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, or $0.18 and $0.17 per share, respectively.

•	Net operating income before income taxes and preferred dividends for the year ended December 31, 2011 and December 31, 2010 was $0.7 million and $0.9 million, respectively.

◦	Net interest margin decreased from 4.06% for the year ended December 31, 2010 to 3.81% for the year ended December 31, 2011 due to:

▪
Average loans outstanding decreased $11.9 million in 2011 over 2010, and average yield decreased from 5.92% for the year ended December 31, 2010 to 5.73% for the year ended December 31, 2011, resulting in $1.1 million less interest income from loans.

▪
Interest income from loans decreased in part due to the decrease in average loans outstanding, as well as a $3.5 million increase in average non-accrual loans to $14.1 million for the year ended December 31, 2011 compared to $10.7 million for the year ended December 31, 2010.  As of December 31, 2011, non-accrued interest income was $1.9 million, or a 88.93% increase over the non-accrued interest income at December 31, 2010, of $1.0 million.

Index
M&F BANCORP, INC. AND SUBSIDIARY

▪
Average interest bearing deposits outstanding increased $12.3 million in 2011 over 2010.  Despite the large increase in average deposits, interest expense declined by $0.6 million in the year ended December 31, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.

▪
Average borrowings outstanding increased $0.2 million from the 2010 average balance, while the average rate paid on borrowings decreased from 2.93% in 2010 to 2.06% in 2011. The borrowing rate decreased due to a reduction in securitized borrowings interest expense from loan participations that did not qualify for sales treatment under GAAP.

◦
Noninterest income increased $1.2 million in 2011 from 2010, predominantly due to the realized gains on sales of investments, a gain from the sale of bank property, gains realized from foreclosures of real estate secured loans for fair market values less cost to sell that exceeded cost, and sales of OREO.  The realized gains were partially offset by declines in service charge fees.

◦
Noninterest expense increased in 2011 by $0.8 million.  An increase in salaries and employee benefits of $0.4 million, OREO expenses of $0.5 million and professional fees of $0.2 million, partially offset by declines in FDIC insurance expense of $0.2 million.

◦
Loan loss provision increased $0.4 million during the year ended December 31, 2011 to $0.9 million, compared to the $0.5 million loan provision for the year ended December 31, 2010. While loans decreased $16.2 million from December 31, 2010 to December 31, 2011, TDR increased 87.83% or $8.2 million, and the related reserve for TDRs increased $0.1 million over the same period, impaired loans decreased 32.03% or $2.2 million and the reserve for impaired loans increased $0.5 million. As of December 31, 2011, the total loans collectively evaluated for impairment decreased 11.83% or $22.2 million, and the reserve decreased 16.16% or $0.6 million, resulting in the reserve remaining relatively flat from the ending reserve of December 31, 2010. However, during 2011, net charge-offs totaled $0.9 million versus net charge-offs of $0.2 million in 2010, mostly related to two non-accrual relationships that were partially charged off in the fourth quarter of 2011. Charge-offs, recoveries, and provision expense are recorded against the reserve.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.2 million, or 1.48%, from $11.0 million for the year ended December 31, 2010, to $10.9 million for the year ended December 31, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2011 was $290.0 million, up 4.82% compared to $276.6 million for the year ended December 31, 2010. On a fully TE basis, net interest margin was 3.81% and 4.06% for the year ended December 31, 2011 and December 31, 2010, respectively. The net interest spread decreased  15 bps to 3.64% for the year ended December 31, 2011, from 3.79% for the year ended December 31, 2010. The yield on average interest-earning assets was 4.33% and 4.84% for the year ended December 31, 2011 and December 31, 2010, respectively, a decrease of 51 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.69% and 1.05%, respectively, a decrease of 36  bps due to the ongoing low interest rate environment.

Interest income decreased 6.20% for the year ended December 31, 2011 to $12.4 million, from $13.2 million for the year ended December 31, 2010. The average balances of outstanding loans, which had overall yields of 5.73% for the year ended December 31, 2011 and 5.92% for the year ended December 31, 2010, respectively, decreased from $209.3 million for the year ended December 31, 2010 to $197.4 million for the year ended December 31, 2011. The average balance of investment securities increased $10.4 million from $18.0 million for the year ended December 31, 2010 to $28.4 million for the year ended December 31, 2011. The TE yield on investment securities decreased from 4.95% for the year ended December 31, 2010 to 3.82% for the year ended December 31, 2011. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments increased from $49.3 million for the year ended December 31, 2010 to $64.2 million for the year ended December 31, 2011, and the average yield in this category increased 4 bps from 0.20% to 0.24% over the same time period.  The increase in the average balances year over year for federal funds sold and other short-term investments combined with the decrease in loans outstanding had a negative impact on net interest margin. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Interest expense decreased $0.7 million in the year ended December 31, 2011, to $1.5 million, from $2.2 million for the year ended December 31, 2010.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $202.0 million for the year ended December 31, 2010, to $214.2 million for the year ended December 31, 2011. The average rate paid on interest-bearing deposits decreased 35 bps from 1.02% for the year ended December 31, 2010 to 0.67% for the year ended December 31, 2011, primarily caused by the decreases in rates paid on time deposits.

Index
M&F BANCORP, INC. AND SUBSIDIARY

The average rate on borrowings decreased from 2.93% for the year ended December 31, 2010 to 2.06% for the year ended December 31, 2011. The average borrowings outstanding increased $0.2 million from the year ended December 31, 2010 to the year ended December 31, 2011. The interest expense on borrowed funds decreased slightly to $0.1 million in 2011.

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

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Years Ended December 31, 2011 and 2010

(Dollars in thousands)	2011			2010
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$197,397	$11,316	5.73%	$209,329	$12,400	5.92%
Taxable securities	21,674	640	2.95	10,837	415	3.83
Nontaxable securities (2)	6,712	274	6.64	7,142	292	6.65
Federal funds sold and other interest on short-term investments	64,183	155	0.24	49,323	97	0.20
Total interest earning assets	289,966	12,385	4.33%	276,631	13,204	4.84%
Cash and due from banks	2,140			2,046
Other assets	19,483			19,069
Allowance for loan losses	(4,026)			(3,762)
Total assets	$307,563			$293,984
Liabilities and Equity
Savings deposits	$58,227	$186	0.32%	$50,494	$178	0.35%
Interest-bearing demand deposits	24,069	57	0.24	27,805	97	0.35
Time deposits	131,943	1,187	0.90	123,677	1,784	1.44
Total interest-bearing deposits	214,239	1,430	0.67	201,976	2,059	1.02
Borrowed funds	3,593	74	2.06	3,416	100	2.93
Total interest-bearing liabilities	217,832	1,504	0.69%	205,392	2,159	1.05%
Non-interest-bearing deposits	47,186			46,304
Other liabilities	5,501			5,452
Total liabilities	270,519			257,148
Stockholders' equity	37,044			36,836
Total liabilities and stockholders' equity	$307,563			$293,984
Net interest income		$10,881			$11,045
Non-taxable securities		274			292
TE adjustment (3)		172			183
TE net interest income		$11,053			$11,228
Net interest spread (4)			3.64%			3.79%
Net interest margin (5)		3.81			4.06

Index
M&F BANCORP, INC. AND SUBSIDIARY

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2) The TE is computed using a blended federal and state tax rate of 38.55%.
(3) The TE adjustment is computed using a  blended tax rate of 38.55%.
(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Years Ended December 31, 2010 and 2009
(Dollars in thousands)	2010			2009
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$209,329	$12,400	5.92%	$211,046	$12,983	6.15%
Taxable securities	10,837	415	3.83	13,387	623	4.65
Nontaxable securities (2)	7,142	292	6.65	9,996	415	6.76
Federal funds sold and other interest on short-term investments	49,323	97	0.20	12,570	30	0.24
Total interest earning assets	276,631	13,204	4.84%	246,999	14,051	5.75%
Cash and due from banks	2,046			2,115
Other assets	19,069			18,621
Allowance for loan losses	(3,762)			(3,188)
Total assets	$293,984			$264,547
Liabilities and Equity
Savings deposits	$50,494	$178	0.35%	$29,467	$59	0.20%
Interest-bearing demand deposits	27,805	97	0.35	46,682	345	0.74
Time deposits	123,677	1,784	1.44	103,032	2,450	2.38
Total interest-bearing deposits	201,976	2,059	1.02	179,181	2,854	1.59
Borrowed funds	3,416	100	2.93	8,602	70	0.81
Total interest-bearing liabilities	205,392	2,159	1.05%	187,783	2,924	1.56%
Non-interest-bearing deposits	46,304			39,811
Other liabilities	5,452			5,964
Total liabilities	257,148			233,558
Stockholders' equity	36,836			30,989
Total liabilities and stockholders' equity	$293,984			$264,547
Net interest income		$11,045			$11,127
Non-taxable securities		292			415
TE adjustment (3)		183			260
TE net interest income		$11,228			$11,387
Net interest spread (4)			3.79%			4.19%
Net interest margin (5)		4.06%			4.61%

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

Index
M&F BANCORP, INC. AND SUBSIDIARY

•	Changes in rate, which are changes in the average rate multiplied by the average volume for the previous period;

•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and

•	Total change, which is the sum of the previous columns.

	Rate and Volume Variance Analysis
	For the Years Ended
	December 31, 2011 vs. 2010
(Dollars in thousands)	Rate	Volume	Total (1)
Interest income:
Loans receivable (2) (3)	$(400)	$(684)	$(1,084)
Taxable securities	(95)	320	225
Nontaxable securities	—	(18)	(18)
Federal funds sold	22	36	58
Total interest income	(473)	(346)	(819)
Interest expense:
Interest-bearing deposits	(711)	82	(629)
Borrowed funds	(30)	4	(26)
Total interest expense	(741)	86	(655)
Net interest income	$268	$(432)	$(164)

(1) The changes in rates and volumes account for the total changes in interest income and interest expense.
(2) The interest income that would have been reflected on non-accruing loans is excluded from this analysis.
(3) Loan fees included in interest income earned on loans was $0.3 million for 2011 and 2010

Noninterest Income.  Noninterest income increased 55.09%, or $1.2 million, for the year ended December 31, 2011.  The increase was primarily the result of realized gains from sales of AFS securities, the disposal of a bank owned asset, and gains from foreclosures and sales of OREO.   The realized gains were partially offset by a reduction in service charge fees.  Rental income increased by $46.0 thousand for the year ended December 31, 2011 when compared to the same period in 2010.  The increase in rental income was driven by improved occupancy rates in 2011.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased $0.8 million for the year ended December 31, 2011 from the year ended December 31, 2010. The largest impacts to noninterest expense were a $0.3 million increase in salaries and employee benefits, $0.5 million increase in OREO expenses mainly related to impairment charges, and a $0.2 million increase in professional fees, marketing and delivery costs, which were partially offset by the $0.2 million reduction in FDIC insurance expense.

Salary and employee benefits expenses for the year ended December 31, 2011 and December 31, 2010 were $5.6 million and $5.2 million, respectively. In the year ended December 31, 2011 the Company hired a new Chief Credit Officer and granted cost of living and some performance based raises, resulting in $0.3 million higher salaries expense than the year ended December 31, 2010.  Benefits increased $0.1 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, mainly due to health insurance and payroll tax increases in 2011 from the 2010 levels.

Occupancy expense and Director fees were unchanged, at $1.5 million and $0.3 million, respectively, in the year ended December 31, 2011 compared to the same period in 2010.

Data processing and communications costs decreased by 1.06%, or $9.0 thousand, to $843.0 thousand in the year ended December 31, 2011, mainly due to decreased core processing charges.

Professional fees increased by $0.2 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, due to an increase in fees related to internal, external, and SOX audits.

In the year ended December 31, 2011, FDIC insurance premiums decreased $0.2 million from $0.8 million to $0.6 million in the

Index
M&F BANCORP, INC. AND SUBSIDIARY

same period 2010, due to a decrease in our insurance rate, as well as a special assessment that the Company paid in 2010 and not in 2011.

Other expenses increased $4.0 thousand for the year ended December 31, 2011 from the year ended December 31, 2010.  The reduction in other expenses was driven by a reduction in miscellaneous charge-offs.

Provision for Income Taxes.  The Company recorded an income tax expense of $0.1 million for the year ended December 31, 2011 and December 31, 2010. The overall effective rate increased from 9.86% in the year ended December 31, 2010 to 18.88% in the year ended December 31, 2011 due to a decrease in tax exempt interest income and permanent tax to book differences decreasing.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

•
Net income before preferred stock dividends was $0.8 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively. Net income available to common stockholders for the year ended December 31, 2010 was $0.3 million or $0.17 per share. Net income available to common stockholders for the year ended December 31, 2010 was $0.4 million or $0.18 per share.

•	Net operating income before income taxes for the years ended December 31, 2010 and 2009 were $0.9 million and $0.8 million respectively.

◦	Net interest margin decreased from 4.61% for the year ended December 31, 2009 to 4.06% for the year ended December 31, 2010 due to:

▪
Average loans outstanding decreased $1.7 million in 2010 over 2009, resulting in $0.3 million less interest income combined with the decrease of $0.7 million attributable to the average rate decrease from 6.15% in 2009 to 5.92% in 2010.

▪
Average interest bearing deposits outstanding increased $22.8 million in 2010 over 2009, resulting in $0.2 million in additional interest expense, partially offset by the $1.0 million decrease in expense due to the decrease in the average rate paid for deposits from 1.59% in 2009 to 1.02% in 2010.

▪
Average borrowings outstanding in 2010 decreased $5.2 million from the 2009 average balance, and the average rate paid on borrowings increased from 0.81% in 2009 to 2.93% in 2010, reducing net interest margin $0.2 million in 2010 compared to 2009.

◦	Noninterest income declined $0.4 million in 2010 from the level in 2009, predominantly due to the sale of bank owned property including a branch closed in 2009 and land adjacent to another branch.

◦
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

◦	The above reductions in income were offset by a large decline in loan provision from $1.9 million to $0.5 million for the years ended December 31, 2010 and 2009, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.2 million, or 1.73%, from $11.2 million for the year ended December 31, 2009, to $11.0 million for the year ended December 31, 2010. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2010 were $276.6 million, up 12.00% compared to $247.0 million for the year ended December 31, 2009. On a fully TE basis, net interest margin was 4.06% and 4.61% for the years ended December 31, 2010 and 2009, respectively. The net interest spread decreased 40 bps to 3.79% for the year ended December 31, 2010, from 4.19% for the year ended December 31, 2009. The yield on average interest-earning assets was 4.84% and 5.75% for the years ended December 31, 2010 and 2009, respectively, a decrease of 91 bps, while the interest rate on average interest-bearing liabilities for those periods was 1.02% and 1.59%, respectively, a decrease of 57 bps due to the ongoing low interest rate environment.

The Company's balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these deposits.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Interest income decreased 6.78% for the year ended December 31, 2010 to $13.2 million, from $14.2 million for the year ended December 31, 2009. The average balances of loans, which had overall yields of 5.92% for the year ended December 31, 2010 and 6.15% for the year ended December 31, 2009, respectively, decreased from $211.0 million for the year ended December 31, 2009 to $209.3 million for the year ended December 31, 2010. The average balance of investment securities decreased $5.4 million from $23.4 million for the year ended December 31, 2009 to $18.0 million for the year ended December 31, 2010. The TE yield on investment securities decreased from 5.55% for the year ended December 31, 2009 to 4.95% for the year ended December 31, 2010. The rate decreases have been driven by the economy and market conditions. The average balances of federal funds and other short-term investments increased from $12.6 million for the year ended December 31, 2009 to $49.3 million for the year ended December 31, 2010, and the average yield in this category decreased 4 bps from 0.24% to 0.20% over the same time period resulting from the decrease in short-term interest rates. The increase in federal funds sold and other short-term investments has resulted from the decrease in loans and the increase in deposits during 2010.

Interest expense decreased 26.16% for the year ended December 31, 2010, to $2.2 million, from $2.9 million for the year ended December 31, 2009. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $179.2 million for the year ended December 31, 2009, to $202.0 million for the year ended December 31, 2010. The average rate paid on interest-bearing deposits decreased 57 bps from 1.59% for the year ended December 31, 2009 to 1.02% for the year ended December 31, 2010, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings increased from 0.81% for the year ended December 31, 2009 to 2.93% for the year ended December 31, 2010. The average borrowings outstanding decreased from $8.6 million for the year ended December 31, 2009 to $3.4 million for the year ended December 31, 2010. The interest expense on borrowed funds decreased by $30 thousand in 2010 from $70 thousand in 2009 to $100 thousand, reflecting higher rates and lower average balances. In early 2010, the Company repaid a short-term borrowing at the FHLB, and took advantage of the opportunity to pay off another long term borrowing without a prepayment penalty. Other than periodic testing of the Bank's federal funds lines with correspondent banks, there was only one long term, small balance loan outstanding for the balance of 2010.

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

Salary and employee benefits expenses for the years ended December 31, 2010 and 2009 were $5.2 million and $5.5 million, respectively. The full time equivalent employees increased from 74 as of December 31, 2009 to 77 as of December 31, 2010. The increase in staff during 2010 occurred in the second half of the year, mitigating the effect on overall salaries and wages expenses for 2010. Benefits decreased $0.1 million in 2010 compared to 2009, primarily due to decreased retirement benefit costs associated with the Company's 401k and pension plans. The Company incurred $0.1 million in severance expenses in 2009 related to the reductions in workforce of the Bank's employees associated with branch closures and corporate office staff reductions.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

ASSET QUALITY

Allowances for Loan Losses ("ALLL") — The ALLL is management's estimate of losses inherent in the loan portfolio. The provision for loan losses is the amount charged against earnings to establish an adequate ALLL. Loan losses and recoveries are charged to or credited to the ALLL, rather than reported as a direct expense or recovery. The loan portfolio is segmented into three parts for the ALLL calculation: impaired commercial loans and smaller balance homogenous loans in the process of foreclosure (collectively referred to as "impaired loans"), TDRs, and all other loans.

For all classes of commercial loans, a quarterly evaluation of individual borrowers is performed to identify impaired loans.  The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification process.  The ALLL attributed to impaired loans and TDRs considers all available evidence based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification ("ASC") 310. The loans identified as impaired and TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs.  Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Any loans, including commercial loans, not specifically identified as impaired or TDRs, are collectively evaluated segmented by loan type, applying two factors: the quantitative loss history by loan type for the previous eight quarters compared to average loans outstanding for the same period (the "quantitative factor"), and a qualitative factor that is comprised of quantitatively-driven calculations based on historical data, and subjective factors (the "qualitative factors"). The quantitative portion of the ALLL is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcome inherent in the estimates used for the allowance.

The quantitative factor by loan type is applied against the unimpaired loan balances and smaller-balance homogenous impaired loans not in the process of foreclosure for which there is no specific reserve to determine the quantitative reserve.  The qualitative factors, including (i) policy, underwriting, charge-off and collection, (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors and qualitative judgments for subjective factors (those considered subjective are policy, underwriting, experience, ability and depth of lending team, quality of loan review and board oversight, and effects of external factors), and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio.  The Company applies additional qualitative factors for non-homogenous classified loans including internal watch, special mention, and substandard loans not identified as impaired, when a loan has a loan to value ("LTV") exceeding 50% of the outstanding balance and is not current in its payments. Under ASC 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.

Index
M&F BANCORP, INC. AND SUBSIDIARY

The process of assessing the adequacy of the ALLL is inherently subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company and the Bank are subject to periodic examination by their federal and state banking regulators, and may be required by their regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

As of both December 31, 2011 and December 31, 2010, the ALLL was $3.9 million, which represented approximately 2.05% and 1.88% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. The 17 bp increase in the percentage of ALLL to net loans outstanding was caused by the total ALLL being flat while net loans outstanding decreased $16.2 million. Components of the reserve were impacted by a decrease in the net of the quantitative and qualitative factors for the loans not evaluated individually of $0.6 million from the overall decrease in loans collectively evaluated for impairment, offset by an increase in the specific reserve for impaired loans of $0.6 million, which includes an increase in the specific reserve for TDRs of $0.1 million. Nonperforming assets, defined as non-accruing loans plus OREO, at December 31, 2011 were 6.09% of total assets compared to 4.60% at December 31, 2010. Nonperforming assets as a percentage of total loans as of December 31, 2011, was 9.86% compared to 7.09% at December 31, 2010.  For the years ended December 31, 2011, and December 31, 2010, the provision for loan losses was $0.9 million and $0.5 million, respectively.

Of the non-accruing loans totaling $15.3 million at December 31, 2011, 60.25% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  TDRs in compliance with the modified terms totaled $9.6 million or 56.5% of total TDRs at December 31, 2011.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company evaluates impaired loan and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Loans at December 31, 2011, December 31, 2010, and December 31, 2009 were as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011	December 31, 2010	December 31, 2009
(Dollars in thousands)
Commercial	$7,688	$9,148	$8,006
Commercial real estate:
Construction	1,871	1,187	1,162
Owner occupied	20,352	22,395	33,147
Other	24,831	25,179	27,029
Faith-based non-profit
Construction	2,287	11,094	13,773
Owner occupied	78,161	79,490	65,566
Other	8,703	2,127	2,652
Residential real estate:
First mortgage	27,896	32,673	35,639
Multifamily	7,207	7,892	8,982
Home equity	4,457	5,123	5,539
Construction	—	2,243	2,052
Consumer	1,667	2,218	2,303
Other loans	2,964	3,559	4,261
Loans, net of deferred fees	188,084	204,328	210,111
ALLL	(3,850)	(3,851)	(3,564)

Loans, net of ALLL	$184,234	$200,477	$206,547

In 2010, as the result of Accounting Standards Update 2010-20, the Company enhanced its loan disclosures to show detail by portfolio segment. It was not practical to create same level of detail for all disclosures for 2009.

The following table shows the summary activity in the ALLL for the three years ended December 31, 2011:

	As of December 31,
(Dollars in thousands)	2011	2010	2009
Beginning balance	$3,851	$3,564	$2,962
Provision for loan losses	903	520	1,853
Loans charged-off	(1,153)	(309)	(1,290)
Recoveries	249	76	39
Ending balance	$3,850	$3,851	$3,564

Activity in the ALLL for the years ending December 31, 2011 and December 31, 2010 was as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total

ALLL:
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	(1,153)
Recoveries	95	126	—	3	25	—	249
Provision (decrease) increase	206	213	(161)	712	(2)	(65)	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$3,850

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total

ALLL:
Total ending ALLL balance as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$3,564
For the year ended December 31, 2010
Charge-offs	(17)	(98)	—	(132)	(60)	—	(307)
Recoveries	31	—	—	28	15	—	74
Provision (decrease) increase	236	(100)	119	176	45	44	520
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$3,851

The Company experienced $0.9 million$0.0 thousandin net loan charge-offs for the year ended December 31, 2011 compared to $0.2 million in net loan charge-offs for the year ended December 31, 2010.  In a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.70% as of December 31, 2010 to 0.57% as of December 31, 2011.

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.

The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total

ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$119	$56	$543	$2	$—	$720
Collectively evaluated for impairment	348	852	1,072	756	60	42	3,130
Total ending ALLL balance	348	971	1,128	1,299	62	42	3,850
Loans:
Loans individually evaluated for impairment	$590	$6,828	$13,816	$2,180	$2	$—	$23,416
Loans collectively evaluated for impairment	7,098	40,226	75,335	37,380	1,665	2,964	164,668
Total ending loans balance	$7,688	$47,054	$89,151	$39,560	$1,667	$2,964	$188,084

Impaired loan balances at December 31, 2011 were as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned For the Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—
Owner occupied	322	322	322	—	17
Other	56	56	56	—	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	2,522	2,522	2,522	—	61
Other	—	—	—	—	—
Residential real estate:
First mortgage	402	402	314	—	5
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans with no allowance recorded	$3,302	$3,302	$3,214	$—	$83
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	279	279	279	47	—
Other	40	40	40	10	—
Faith-based non-profit		—
Construction	—	—	—	—	—
Owner Occupied	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	763	763	762	290	36
Multifamily	—	—	—	—	—
Home equity	462	462	462	251	—
Construction	—	—	—	—	—
Consumer	2	2	2	2	—
Total impaired loans with allowance recorded	$1,546	$1,546	$1,545	$600	$36
Total impaired loans	$4,848	$4,848	$4,759	$600	$119

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction
Owner occupied	1,358	1,355	—	31
Other	65	65	—	4
Faith-based non-profit:
Construction
Owner occupied	4,474	4,466	—	247
Other	—	—	—	—
Residential real estate:
First mortgage	207	207	—	10
Multifamily	322	322	—	14
Home equity	11	11	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without allowance recorded	$6,437	$6,426	$—	$306
With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	324	323	8	13
Multifamily	143	143	61	3
Home equity	98	98	40	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with allowance recorded	$565	$564	$109	$16
Total impaired loans	$7,002	$6,990	$109	$322

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at December 31, 2011 were as follows:

	December 31, 2011
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned

With no related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	628		628	628	—	—
Owner occupied	893	—	893	895	—	40
Other	5,112	—	5,112	3,814	—	32
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,391	103	10,288	10,385	—	474
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	617	9	608	607	—	7
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no allowance recorded	$19,208	$112	$19,096	$16,919	$—	$553
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	378	—	378	378	15	26
Owner occupied	416	—	416	416	47	—
Other	—	—	—	—	—	34
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner occupied	908	—	909	909	56	50
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	35	—	35	35	2	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,737	$—	$1,738	$1,738	$120	$110
Total TDR loans	$20,945	$112	$20,834	$18,657	$120	$663

TDRs balances as of December 31, 2010 were as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2010
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—	32
Owner occupied	744	—	744	744	—
Other	3,948	—	3,948	3,948	—	32
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	2,301	(103)	2,198	2,299	—	201
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	118	(6)	112	118		4
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no allowance recorded	$9,329	$(109)	$9,220	$9,327	$—	$269
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	49	—	49	49	9	2
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$49	$—	$49	$49	$9	$2
Total TDR loans	$9,378	$(109)	$9,269	$9,376	$9	$271

Impaired loans and TDR loans totaled $23.4 million as of December 31, 2011 and $16.4 million as of December 31, 2010. The year ended December 31, 2011 showed a $7.0 million increase of impaired and TDR loans compared to year-end 2010. The increase was primarily due to new TDRs negotiated for nine faith based non-profits which totaled $9.1 million, and one new impaired faith-based non-profit loan for $2.5 million. One faith-based non-profit loan, which totaled $1.0 million at December 31, 2010, has been returned to accrual status and removed from the impaired and TDR listing due to satisfactory performance for over a year. One commercial TDR was written off by 50% during the fourth quarter of 2011 and downgraded to "doubtful". During 2011, the Company foreclosed on four faith-based non-profit properties.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Loans for which principal or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal processes are proceeding which will enable the Bank to extend or modify maturity dates.

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Construction
Owner occupied	5,497	3	—	—
Other	—		—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Total	$15,326	$62	$214	$4

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$1,180	1	$—	—
Commercial real estate:
Construction	650	1	—	—
Owner occupied	1,808	7	70	1
Other	2,683	3	417	2
Faith-based and non-profit:
Construction	—	—	—	—
Owner occupied	3,356	3	3,256	2
Other	—	—	—	—
Residential real estate:
First mortgage	2,312	31	—	—
Multifamily	465	3	—	—
Home equity	118	4	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total	$12,572	$53	$3,743	$5

The following table presents the aging of the recorded investment in loans as of December 31, 2011 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based non-profit:
Construction	—	—	—	—	2,287	2,287
Owner occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—		—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

The Company has allocated $120.0 thousand and $9.0 thousand of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011 and December 31, 2010, respectively.  The Company has not committed to lend additional amounts as of December 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as TDRs.

Credit Quality Indicators:

Index
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

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of or repayment according to the original terms of the debt.  In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

•
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans not identified as special mention, substandard, or doubtful are classified as pass.

The provision for loan losses assigned to these ratings by portfolio class as of December 31, 2011 is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$347	$—	$1	$—	$348
Commercial real estate:
Construction	12	—	16	—	28
Owner occupied	328	41	71	—	440
Other	322	23	158	—	503
Faith-based and non-profit:
Construction	32	—	—	—	32
Owner occupied	740	156	88	—	984
Other	104	8	—	—	112
Residential real estate:
First mortgage	444	31	347	—	822
Multifamily	128	1	11	—	140
Home equity	72	—	265	—	337
Construction	—	—	—	—	—
Consumer	56	—	—	6	62
Other loans	42	—	—	—	42
Total	$2,627	$260	$957	$6	$3,850

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

FINANCIAL CONDITION

Financial Condition at December 31, 2011 and December 31, 2010

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company’s liabilities for the period ending December 31, 2011, and December 31, 2010, reflect organic growth resulting from internal business development activities.  While gross loans were down for the period ending December 31, 2011, versus December 31, 2010, the Bank continues to develop relationships and business in the commercial, and faith-based non-profit organizations operating within its footprint.

Total assets decreased from $315.0 million as of December 31, 2010 to $304.5 million as of December 31, 2011. The decline in assets was led by a $16.2 million decline in loans. The largest component of assets that increased was in investment securities available for sale, which increased $17.0 million from December 31, 2010 to December 31, 2011. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding low risk bonds.  Cash and cash equivalents declined $13.3 million to $61.3 million from December 31, 2010.  Gross loans decreased $16.2 million and OREO increased $1.3 million in 2011.  Total liabilities decreased from $278.6 million as of December 31, 2010 to $268.1 million as of December 31, 2011, led by a decline in total deposits of $10.5 million.

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2010 to $36.4 million as of December 31, 2011. For the year ended December 31, 2011, the net increase in retained earnings was comprised of $0.6 million of net income, offset by dividends declared to preferred stockholders of $0.2 million and common shareholders of $0.3 million.  Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes.  Accumulated other comprehensive loss was in a net unrealized loss position of $1.4 million at December 31, 2011, a decrease of $0.1 million from the net unrealized loss of $1.3 million as of December 31, 2010.

Financial Condition at December 31, 2010 and December 31, 2009

The Company's financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. The growth and composition of the Company's liabilities during 2010 and 2009 reflect organic growth resulting from internal business development activities. While gross loans decreased in 2010, versus 2009, the Bank continues to develop relationships and business in the commercial, faith-based and non-profit organizations in its footprint.

Total assets increased from $274.4 million as of December 31, 2009 to $315.0 million as of December 31, 2010. The largest component of asset growth was in cash and cash equivalents, which increased $44.3 million from December 31, 2009 to December 31, 2010. The increase in cash was funded by the increase of $44.9 million in total deposits. Gross loans decreased $5.9 million and OREO decreased $0.3 million in 2010. Total liabilities increased from $237.8 million as of December 31, 2009 to $275.9 million as of December 31, 2010, with deposit growth of $44.9 million. The increase in deposits was offset by the decrease in borrowings from December 31, 2009 of $7.8 million to $3.3 million as of December 31, 2010. The Company focused on increasing deposits while decreasing its dependence on borrowed funds during 2010.

Total consolidated stockholders' equity decreased from $36.5 million as of December 31, 2009 to $36.4 million as of December 31, 2010. In June 2009, pursuant to its participation in the CPP, the Company sold 11,735 shares of Series A Preferred Stock to the Treasury for $11.7 million. In August 2010, pursuant to its participation in the CDCI, the Company exchanged the Series A Preferred Stock for an equal number of shares of Series B Preferred Stock. For the year ended December 31, 2010, the net decrease in retained earnings was comprised of $0.8 million of net income, offset by dividends declared to preferred stockholders of $0.5 million and dividends declared to common stockholders of $0.2 million. Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net

Index
M&F BANCORP, INC. AND SUBSIDIARY

of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.3 million at December 31, 2010, an increase of $0.3 million from the net unrealized loss of $1.0 million as of December 31, 2009.

ASSETS

Cash and Cash Equivalents.  Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $13.3 million from $74.6 million as of December 31, 2010 to $61.3 million as of December 31, 2011. The decrease in cash and cash equivalents was the result of purchases in investment securities of $28.3 million and the $10.5 million decrease in deposits.

Loan Portfolio.  Gross loans were $188.1 million and $204.3 million as of December 31, 2011 and December 31, 2010, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses and faith-based non-profit organizations. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of December 31, 2011, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 47.40% of the total loan portfolio and the reserve for these loans is 29.30% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appear to have been adversely affected by the continued economic downturn.  Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration. The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans, including quarterly stress-testing of the faith-based non-profit portfolio to enable management to proactively address potential issues with its borrowers.

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

Of the loan balances outstanding at December 31, 2011, 90.37% or $170.0 million is secured by real estate, and 1.33% or $2.5 million, is secured by cash deposits.  Junior liens at December 31, 2011, constituted $4.5 million, or 2.37% of the loan balances outstanding.

The OREO portfolio increased a net of $1.3 million during the year ended December 31, 2011. The net increase resulted from $2.1 million in outstanding loan balances transferred to OREO through foreclosure or deed in lieu of foreclosure ("at foreclosure"), $0.8 million in sales from OREO, $0.9 million in gains recognized at foreclosure , and $0.9 million in impairment losses on the properties in OREO during the year.

The Bank’s market areas are the Research Triangle (Raleigh and Durham, NC), the Piedmont Triad (Greensboro and Winston-Salem, NC) and Charlotte, NC. The economic trends of the areas in NC served by the Bank are influenced by the significant industries within these regions. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market conditions of these geographic regions.

The table belows shows the loans outstanding by type and maturity as of December 31, 2011:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
		Commercial	Faith-	Residential
		Real	Based and	Real		Other
(Dollars in thousands)	Commercial	Estate	Non-Profit	Estate	Consumer	Loans	Total
Maturity dates:
Due within one year	$6,105	$23,258	$37,121	$8,851	$950	2,624	$78,909
Due one through five years	1,583	21,254	49,392	13,195	569	—	85,993
Due after five years	—	2,542	2,638	17,514	148	340	23,182

Total ending loan balance	$7,688	$47,054	$89,151	$39,560	$1,667	$2,964	$188,084

Loans due after one year:
Fixed rate	$993	$23,796	$48,231	$28,572	$717	$340	$102,649
Variable rate	590	—	3,799	2,137	—	—	6,526

Total ending loans balance	$1,583	$23,796	$52,030	$30,709	$717	$340	$109,175

Investment Securities. The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2011 and December 31, 2010, all investment securities were classified as available for sale.

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities ("U.S. Agencies")

•	U.S. Government sponsored residential mortgage backed securities ("MBS")

•	Non-Government sponsored residential MBS, and

•	Municipal securities ("Municipals")

◦	NC

◦	Out of state

All securities owned as of December 31, 2011 and December 31, 2010 are investment grade. The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2011 and December 31, 2010, the Company held twelve and six investment positions, respectively, with unrealized losses of $26.0 thousand and $278.0 thousand, respectively. These investments were generally in Municipals, U.S. Government sponsored MBS, and U.S. Agencies. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

The Company owns stock in the FHLB, classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment.  The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters.  The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

Our available for sale securities totaled $37.6 million and $20.6 million as of December 31, 2011 and December 31, 2010, respectively. Securities with a fair value of $0.6 million were pledged to the FRB and an additional $5.3 million and $2.0 million of securities were pledged to public housing authorities in NC and the NC Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2011.  Securities with a fair value of $0.6 million were pledged to the FRB and an additional $0.4 million and $1.8 million of securities were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2010.

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table displays the amortized cost and fair value for the Company's investment portfolio for the periods ending:

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Agencies	$483	$483	$—	$—	$—	$—
Government sponsored MBS
Residential	30,399	30,789	13,554	13,712	8,887	9,244
Non-Government sponsored MBS
Residential	133	135	201	205	310	307
Municipals
NC	3,505	3,702	3,164	3,186	4,402	4,517
Out of state	2,444	2,486	3,565	3,524	3,566	3,631
Total	$36,964	$37,595	$20,484	$20,627	$17,165	$17,699

The following table reflects the Company's securities by contractual maturities as of December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties.

	December 31, 2011
(Dollars in thousands)	Fair Value	Amortized Cost	Average Yield
U.S. Agencies
Due after five years through ten years	$483	$483	$0.62
Total US Government agencies	$483	$483	0.62%

Government sponsored MBS
Residential
Due after one year through five years	$91	$85	4.87%
Due after five years through ten years	289	269	5.40
Due after ten years	30,409	30,045	3.32
Total Government sponsored MBS	$30,789	$30,399	3.34%

Non-Government sponsored MBS
Residential
Due after ten years	$135	$133	4.16%

Municipal bonds
NC
Due within one year	$300	$296	3.2%
Due after one year through five years	2,505	2,364	3.75%
Due after five years through ten years	897	845	3.25
Total NC municipal bonds	$3,702	$3,505	3.58%

Out of state
Due within one year	$1,044	$1,040	4.46%
Due after one year through five years	1,442	1,404	3.99
Total out of state municipal bonds	$2,486	$2,444	4.19%

Government National Mortgage Association, with a fair value of $29.2 million and an amortized cost of $29.5 million, is the only bond issuer that exceeds 10% of stockholders equity as of December 31, 2011. However, the U.S. Government guarantees all but

Index
M&F BANCORP, INC. AND SUBSIDIARY

one of our MBS. The only Non-Government sponsored MBS is in an unrealized gain position of $1.4 thousand as of December 31, 2011.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 34.91% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable U.S. Government and U.S. Agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.5 million in available borrowing capacity from the FHLB at December 31, 2011, and Federal Funds Lines of Credit ("Fed Funds lines") of $7.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of December 31, 2011. The maximum outstanding balance from FHLB during the fourth quarter of 2011 was $0.7 million.  The Company periodically draws on its Fed Funds lines to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount.  Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions.  All of the Bank’s CDARS deposits are reciprocal, relationship-based deposits.  There are several large depositors in the CDARS program, and the largest continuing depositor has renewed annually $20 million in deposits for several years.  There is no guarantee, however that this trend will continue.  In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by their federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.  The Board and management have determined that maintaining strong on-Balance Sheet liquidity is prudent in the current weak economy.  The Bank is required to obtain the non-objection of its regulators before engaging in any transactions that would materially change the composition of the Bank’s balance sheet.  Also, the Bank MOU requires the Bank to maintain a tier 1 leverage capital ratio of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

The December 31, 2011 and December 31, 2010 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	December 31, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2010
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,461	18.19%	$16,037	8.00%	$20,046	10.00%
Bank	33,733	16.84	16,023	8.00	20,028	10.00
Tier 1 (to risk weighted assets)
Company	$33,939	16.93%	$8,019	4.00%	$12,028	6.00%
Bank	31,214	15.59	8,011	4.00	12,017	6.00
Tier 1 (to average total assets)
Company	$33,939	11.77%	$11,534	4.00%	$14,418	5.00%
Bank	31,214	10.42	11,979	4.00	14,973	5.00

DEPOSITS AND DEBT

Deposits. Total deposits decreased from $269.7 million as of December 31, 2010 to $259.1 million as of December 31, 2011. Of these amounts, $49.9 million and $44.6 million, respectively, were noninterest-bearing deposits and $209.3 million and $225.1 million, respectively, were interest-bearing deposits. Time deposits of $100,000 and greater, including fully insured CDARS® reciprocal deposits, were $111.6 million and $118.1 million as of December 31, 2011 and December 31, 2010, respectively. Time deposits of $100,000 or less, excluding CDARS® reciprocal deposits, were $24.1 million and $21.8 million as of December 31, 2011 and December 31, 2010, respectively.

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2011:

	Amount	Average Rate
(Dollars in thousands)
Three months or less	$47,139	0.58%
Over three months to six months	34,446	0.58
Over six months to twelve months	25,528	0.51
Over one year to five years	4,438	0.72
	$111,551	0.57%

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2010:

	Amount	Average Rate
(Dollars in thousands)
Three months or less	$52,018	0.55%
Over three months to six months	15,210	1.08
Over six months to twelve months	47,498	1.03
Over one year to five years	3,356	1.32
	$118,082	0.83%

Debt. In 2011 the Bank entered into a 5 year $0.3 million Capital Lease for new ATM's. Borrowings as of December 31, 2011 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 bps that matures in 2020, a capital lease of $0.3 million with an interest rate of 1.60%, and a $1.9 million participation loan that does not qualify for sales treatment with an effective interest rate of 3.57% . Please see Note 9 for details of leases. Interest expense on advances from FHLB for the years ended December 31, 2011 and December 31, 2010 was $3.7 thousand and $3.2 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2011, December 31, 2010, and December 31, 2009 were $0.7 million, $7.8 million, and $24.4 million, respectively. As of December 31, 2011, the Bank had $0.7 million of outstanding advances with the FHLB, and had the availability of borrowing an additional $7.5 million from the FHLB. As of December 31, 2010 and December 31,

Index
M&F BANCORP, INC. AND SUBSIDIARY

2009, the Bank had $0.7 million and $7.8 million in outstanding FHLB Advances, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $10.9 million and $12.9 million as of December 31, 2011 and December 31, 2010, respectively.

OTHER

Capital Resources. Total stockholders' equity as of December 31, 2011 and 2010, including unrealized gains and/or losses net of taxes on available-for-sale securities and deferred pension liability, was $36.4 million. The Company declared cash dividends on its common stock of $0.125 per share, totaling $0.3 million, and $0.10 per share, totaling $0.2 million, for the years ended December 31, 2011 and 2010. The Company paid preferred stock dividends of $0.5 million in 2010 and $0.2 million in 2011.

As of December 31, 2011, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage capital of approximately 17.61%, 18.86% and 11.21%, respectively, all in excess of the minimum regulatory requirements. Those same ratios as of December 31, 2010 were 16.93%, 18.19% and 11.77%, respectively. As of December 31, 2011, the Bank had a leverage ratio of 10.64%, a Tier 1 capital ratio of 16.71%, and a total risk-based capital ratio of 17.96%. Those same ratios as of December 31, 2010 were 10.42%, 15.59% and 16.84%, respectively. These ratios exceeded the federal regulatory minimum requirements for a “well capitalized” bank holding company and bank, respectively (see Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements - Note 14. Regulatory Matters and Restrictions for additional information on regulatory capital requirements).

Asset/Liability Management. Asset/liability management functions to maximize profitability within established guidelines for interest rate risk, liquidity and capital adequacy. Measurement and monitoring of liquidity, interest rate risk and capital adequacy are performed centrally through the Bank Board's Asset/Liability Committee, and reported under guidelines established by management, the Bank's Board of Directors and regulators (see Item 7A. Quantitative and Qualitative Disclosures about Market Risk for information about interest rate risk).

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve, which monitors the Company's compliance. As of December 31, 2011, the Company met all of its liquidity and reporting requirements.

The Company had $61.3 million and $74.6 million in cash and cash equivalents as of December 31, 2011 and 2010, respectively. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $184.0 million, or 60.43%, of total assets as of December 31, 2011. As of December 31, 2010, core deposits and equity capital totaled $188.0 million, or 59.69%, of total assets.

The Company's liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $0.4 million of liquidity for the year ended December 31, 2011, compared to $2.9 million for the year ended December 31, 2010. The principal elements of operating activities are net income, increased by significant non-cash expenses including the provision for loan losses, depreciation and amortization, and realized gain losses on the sale of assets. In 2011, in light of the net decrease in loans of $16.2 million , the Company funded an investment growth of $17.0 million despite a net decrease in total deposits of $10.5 million.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2011, the Company had $1.3 million of investment securities that mature within the next 12 months. During 2011, the Company purchased $28.3 million in investment securities, received $3.6 million in principal collections, had $1.8 million in calls and maturities, and sold $7.0 million.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2011, the Bank had a maximum borrowing capacity, based on pledged collateral, of $10.2 million through the FHLB of Atlanta, of which $0.7 million was outstanding in a fixed rate, fixed term loan. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets, or $36.4 million as of December 31, 2011.

As of December 31, 2011, the Bank owned $0.6 million worth of FHLB stock or 88.00% percent of its outstanding advances of $0.7 million. Borrowings and letters of credit are collateralized by a blanket lien by the FHLB on the Bank's qualifying assets. FHLB makes quarterly determinations whether it will repurchase any stock above its required amounts.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Off-Balance Sheet Arrangements. The Company has liquidity available from other sources such as Fed Funds lines and brokered certificates of deposit. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. The Company maintains a letter of credit, an off-balance sheet source funding unless drawn, collateralized by assets pledged to the FHLB. Fed Funds lines totaled $7.0 million at December 31, 2011, none of which was drawn as of that date. The Company periodically tests its Fed Funds lines to ensure accessibility and availability if needed. During 2011, other than testing the lines, no draw downs were made on these lines.

In addition to the sources of liquidity discussed above, the Company has off-balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off-balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments

Less than one year	$478	$9,859	$10,337
One to three years	—	757	757
Three to five years	—	4,565	4,565
More than five years	71	2,681	2,752
	$549	$17,862	$18,411

Effects of Inflation. The Company's financial statements have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historic dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The rate of inflation has been relatively moderate over the past few years; however, the effect of inflation on interest rates can materially impact Bank operations, which rely on the spread between the yield on earning assets and rates paid on deposits and borrowings as the major source of earnings. Operating costs, such as salaries and wages, occupancy and equipment costs, can also be negatively impacted by inflation.

Recent Accounting Developments. Please refer to Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies for a discussion of recent accounting developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank strives to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Bank's most significant market risk exposure is interest rate risk. The Banky's primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of assets and liabilities to maintain a balanced maturity mix of assets and liabilities. The goal of these activities is the development of maturity and re-pricing opportunities in the Bank's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Bank's Asset/Liability Committee (“ALCO”), made up of members of both management and the Bank Board, monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to monitor fixed- and variable-rate mixes under several interest rate shock scenarios.

The asset/liability management process is intended to accomplish relatively stable net interest margins and liquidity by coordinating the amounts, maturities, or re-pricing opportunities of earning assets, deposits and borrowed funds. The ALCO has the responsibility to determine and achieve appropriate volumes and combinations of earning assets and interest-bearing liabilities, and ensure an adequate level of liquidity and capital, within the context of corporate performance objectives. The ALCO sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review the Bank's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts balance sheet management strategies intended to ensure that the potential impact of earnings and liquidity as a result of fluctuations in interest rates is within acceptable guidelines.

As a financial institution, most of the Bank's assets and liabilities are monetary in nature. This differs greatly from most commercial and industrial companies' balance sheets, which are comprised primarily of fixed assets or inventories. Movements in interest rates and actions the Federal Reserve takes to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, the Bank believes it is positioned to respond to changing needs for liquidity, changes in interest

Index
M&F BANCORP, INC. AND SUBSIDIARY

rates and inflationary or deflationary trends.

The Bank engages an asset liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model, which projects the Bank's performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Bank's performance in a base strategy that reflects the Bank's current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2011, analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank's Board of Directors.

The table below measures the impact on net interest income of an immediate 200 bps change in interest rates over the 12 months following the interest rate change. The results indicate an adverse impact on earnings in the event that interest rates decrease 200 bps. However, with interest rates at historic lows, this scenario is considered by management to be improbable. Actual results could differ from these estimates.

December 31, 2011

Basis point change:	Net Interest Margin	Net Interest Margin Change %
(200)	3.44%	(12.24)%
200	4.08%	4.08%
No rate change:	3.92%	N/A

December 31, 2011
Basis point change:	Economic Value of Equity	Economic Value of Equity Change %
(200)	14.76%	20.39%
200	11.30%	(7.83)%
No rate change:	12.26%	N/A

The table below presents the Bank's ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2011. This ratio measures an entity's balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
< 1 year	1.37
1-3 years	1.06
3-5 years	1.13
5-15 years	1.25
Over 15 years	1.29

Item 8 -	Financial Statements

Index
M&F BANCORP, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Directors of
M&F Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. (a North Carolina corporation) and subsidiary (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in accumulated other comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M&F Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Charlotte, North Carolina
March 30, 2012

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	December 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$61,296	$74,575
Investment securities available for sale, at fair value	37,595	20,627
Other invested assets	638	948
Loans, net of unearned income and deferred fees	188,084	204,328
Allowances for loan losses	(3,850)	(3,851)
Loans, net	184,234	200,477
Interest receivable	764	690
Bank premises and equipment, net	4,654	4,585
Cash surrender value of bank-owned life insurance	5,768	5,564
Other real estate owned	3,215	1,915
Deferred tax assets and taxes receivable, net	4,703	4,434
Other assets	1,589	1,151
TOTAL ASSETS	$304,456	$314,966
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$209,291	$225,119
Noninterest-bearing deposits	49,853	44,565
Total deposits	259,144	269,684
Other borrowings	2,939	3,302
Other liabilities	5,976	5,570
Total liabilities	268,059	278,556
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of December 31, 2011 and December 31, 2010	11,724	11,722
Common stock, no par value 10,000,000 shares authorized as of December 31, 2011 and December 31, 2010; 2,031,337 shares issued and outstanding as of December 31, 2011 and December 31, 2010	8,732	8,732
Retained earnings	17,380	17,264
Accumulated other comprehensive loss	(1,439)	(1,308)
Total stockholders' equity	36,397	36,410
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$304,456	$314,966

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2011 AND 2010
(Dollars in thousands except for share and per share data)
	2011	2010
Interest income:
Loans, including fees	$11,316	$12,400
Investment securities, including dividends
Taxable	640	415
Tax-exempt	274	292
Other	155	97
Total interest income	12,385	13,204
Interest expense:
Deposits	1,430	2,059
Borrowings	74	100
Total interest expense	1,504	2,159
Net interest income	10,881	11,045
Less provision for loan losses	903	520
Net interest income after provision for loan losses	9,978	10,525
Noninterest income:
Service charges	1,423	1,649
Rental income	349	303
Cash surrender value of life insurance	198	201
Realized gain on sale of securities	340	26
Realized gain on sale of other real estate owned	165	40
Realized gain on foreclosure	864	—
Realized gain (loss) on disposal of assets	102	(3)
Other income	5	6
Total noninterest income	3,446	2,222
Noninterest expense:
Salaries and employee benefits	5,604	5,243
Occupancy and equipment	1,544	1,535
Directors fees	311	315
Marketing	260	226
Professional fees	1,062	901
Information technology	843	852
FDIC deposit insurance	606	844
OREO expense, net	1,109	614
Delivery expenses	242	222
Other	1,096	1,092
Total noninterest expense	12,677	11,844
Income before income taxes	747	903
Income tax expense	141	89
Net income	606	814
Less preferred stock dividends and accretion	(236)	(475)
Net income available to common stockholders	$370	$339

Basic and diluted earnings per share of common stock:	$0.18	$0.17
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337
Dividends per share of common stock	$0.125	$0.100
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
(Dollars in thousands)	For the Year Ended December 31,
	2011	2010
Net income	$606	$814

Items of other comprehensive income, before tax:
Unrealized gains (losses) on securities available for sale, net of taxes	827	(363)
Reclassification adjustments for gains included in income before income tax expense	(340)	(26)
Adjustments relating to defined benefit plans	(851)	(75)
Other comprehensive loss before tax expense	(364)	(464)
Less: Changes in deferred income taxes related to change in unrealized gains (losses) on securities available for sale	95	(150)
Less: Changes in deferred income taxes related to change in adjustments relating to defined benefit plans	(328)	(30)
Other comprehensive loss, net of taxes	(131)	(284)

Total comprehensive income	$475	$530

(Dollars in thousands)	2011	2010

Unrealized gains on securities available for sale	$631	$143
Related income taxes	(150)	(54)
Net unrealized gains on available for sale securities	481	89

Unrecognized net actuarial loss and prior service cost of defined benefit plans	(3,124)	(2,274)
Related income taxes	1,204	877
Net unrecognized actuarial loss and prior service cost of defined benefit plans	(1,920)	(1,397)

Accumulated other comprehensive loss	$(1,439)	$(1,308)

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 and 2010
(Dollars in thousands except for share data)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2009	2,031,337	$8,732	$11,719	$17,128	$(1,024)	$36,555
Accretion of Series A preferred stock issuance costs			16	(16)		—
Redemption of Series A preferred stock			(11,735)			(11,735)
Issuance of Series B preferred stock			11,721			11,721
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				814		814
Other comprehensive income, net of tax benefit of $180					(284)	(284)
Total comprehensive income, net of tax benefit $91						530
Dividends declared on preferred stock				(458)		(458)
Dividends declared on common stock ($0.10 per share)				(203)		(203)
Balances as of December 31, 2010	2,031,337	$8.732	$11.722	$17.264	$(1,308)	$36,410
Accretion of Series B preferred stock issuance costs			2	(2)		—
Comprehensive income:
Net income				606		606
Other comprehensive income, net of tax benefit of $233					(131)	(131)
Total comprehensive income, net of tax benefit of $92						475
Dividends declared on preferred stock				(234)		(234)
Dividends declared on common stock ($0.125)				(254)		(254)
Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(Dollars in thousands)
	2011	2010
Cash flows from operating activities:
Net income	$606	$814
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	903	520
Depreciation and amortization	356	410
(Gain) loss on disposition of asset	(102)	3
Amortization (Accretion) of discounts/premiums on investments, net	27	(7)
Loan purchase accounting amortization, net	174	174
Deferred loan origination fees and costs, net	115	140
Deferred income tax expense (benefit)	250	(229)
Gains on sale of available for sale securities	(340)	(26)
Increase in cash surrender value of bank owned life insurance	(198)	(201)
Gain on sale of other real estate owned	(165)	(40)
Gain on foreclosure	(864)	—
Write-down of other real estate owned	876	523
Changes in:
Accrued interest receivable and other assets	(1,650)	418
Other liabilities	406	357
Net cash provided by operating activities	394	2,856
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	6,951	—
Maturities, prepayments and calls	1,820	2,005
Principal collections	3,643	4,100
Purchases	(28,272)	(9,277)
Net decrease in loans	12,902	7,357
Purchases of bank premises and equipment	(138)	(146)
Proceeds from sale of bank-owned life insurance policies	—	136
Payment of BOLI premium	(6)	(6)
Proceeds from disposition of asset	110	—
Proceeds from sale of real estate owned	1,003	139
Net cash (used in) provided by investing activities	(1,987)	4,308
Cash flows from financing activities:
Net (decrease) increase in deposits	(10,540)	44,877
Repayments of other borrowings	(658)	(7,021)
Cash dividends	(488)	(758)
Net cash (used in) provided by financing activities	(11,686)	37,098
Net (decrease) increase in cash and cash equivalents	(13,279)	44,262
Cash and cash equivalents as of the beginning of the period	74,575	30,313
Cash and cash equivalents as of the end of the period	$61,296	$74,575
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$1,537	$2,086
Income taxes	181	168

See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

Notes to Consolidated Financial Statements, December 31, 2011

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations - M&F Bancorp, Inc. (the “Company”) is a bank holding company, and the parent company of Mechanics and Farmers Bank (the “Bank”), a state chartered commercial bank incorporated in North Carolina (“NC”) in 1907, which began operations in 1908. The Bank has seven branches in NC: two in Durham, two in Raleigh, and one each in Charlotte, Greensboro and Winston-Salem. The Company, headquartered in Durham, operates as a single business segment and offers a wide variety of consumer and commercial banking services and products almost exclusively in NC.
Basis of Presentation - The Consolidated Financial Statements include the accounts and transactions of the Company and the Bank, the wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.
Segment Reporting - Based on an analysis performed by the Company, management has determined that the Company only has one operating segment, which is commercial banking. The chief operating decision-maker uses consolidated results to make operating and strategic decisions, and therefore, the Company is not required to disclose any additional segment information.
Cash and Cash Equivalents - The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value, and cash held at the Federal Reserve Bank of Richmond ("FRB"). The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers' deposits as a reserve. As of December 31, 2011 and 2010, the Bank, held deposits as shown:

	Federal Reserve		Correspondent Banks
(Dollars in thousands)	Required Average	Excess	Federal Funds Sold	Core Deposits	Total
December 31, 2011	$2,395	$56,305	$—	$2,596	$61,296
December 31, 2010	$2,800	68,503	$700	$2,572	$74,575
As of December 31, 2011 and 2010 the Bank held deposits of $0.2 million and $0.7 million, respectively at other financial institutions in excess of the federally insured balances.
Investment Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in consolidated earnings. Debt securities not classified as either held to maturity securities or trading securities, and equity securities not classified as trading securities, are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from consolidated earnings and reported as a separate component of consolidated stockholders' equity and as an item of other comprehensive income. The unrealized gain or loss of a security is identified and removed from other comprehensive income when a security is sold, matured, or called. The initial classification of securities is determined at the date of purchase. Gains and losses on sales of investment securities, computed based on specific identification of the adjusted cost of each security, are included in noninterest income at the time of sale. Premiums and discounts on debt securities are recognized in interest income using the interest method over the period to maturity, or when the debt securities are called.
Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. The related credit write-downs are included in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2011 or 2010, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2011 and 2010.
Other Invested Assets - Other invested assets is are investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2011 and 2010, the Company's investments in FHLB stock were $0.6 million and $0.9 million, respectively.
Loans - Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Loans (net) are reduced by the allowance for loan losses. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the effective interest method. Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.
Non-Performing Loans and Leases - Generally, all classes of loans and leases are placed on non-accrual status upon becoming contractually past due 90 days or more as to principal or interest (unless loans are adequately secured by collateral, are in the process of collection, and are reasonably expected to result in repayment), or where substantial doubt about full repayment of principal or interest is evident.
When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.
Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For closed-end consumer loans, the entire outstanding balance of the loan is charged-off during the month that the loan becomes 120 days past due as to principal or interest. Consumer loans with non-real estate collateral are written down to the value of the collateral, less estimated costs to sell, if repossession of collateral is assured and in process. For residential mortgage and home equity loan classes, a partial charge-off is recorded at 120 days past due as to principal or interest for the amount that the loan balance exceeds the fair value of the collateral less estimated costs to sell.
Impaired Loans - A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due from the borrower in accordance with the original contractual terms of the loan, including scheduled interest payments. Impaired loans include all classes of commercial non-accruing loans and Troubled Debt Restructurings ("TDRs"). Impaired loans exclude smaller balance homogeneous loans (consumer and small business non-accruing loans) not in the process of foreclosure that are collectively evaluated for impairment.
For all classes of commercial loans, a quarterly evaluation of specific individual commercial borrowers with identified weaknesses is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk.
When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net of deferred loan fees or costs and unamortized premiums or discounts), impairment is recognized by creating or adjusting an existing allocation of the Allowance, or by recording a partial charge-off of the loan to its estimated fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.
Loans Modified as a TDR - Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. Since the economic crisis began in 2008, management has elected to offer concessions to borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

Income Recognition on Impaired and Nonaccrual Loans - Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity, or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if full repayment of principal and/or interest is in doubt.
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and the borrower has demonstrated payment performance for a minimum of six months in accordance with the contractual terms involving payments of cash or cash equivalents.
In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charged off balances have been fully recovered.
Reserve for Credit Losses - The Company's reserve for credit losses is comprised of two components, the allowance for loan losses (the "ALLL") and the reserve for unfunded commitments (the "Unfunded Reserve").
Allowances for Loan Losses - The ALLL is a valuation allowance which is established through a provision for loan losses charged to expense. When management believes that the collectability of the principal is unlikely, loans are charged against the ALLL. Subsequent recoveries, if any, are credited to the ALLL.
The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs, and a specific allowance method for impaired and TDR loans. The qualitative analysis is patterned after the guidelines provided under the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national economic and business conditions and developments and the effect of unemployment on African Americans, who are the majority of our customers;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and classified loans;

•	Changes in the quality of the loan review system and the degree of oversight by the Bank's Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements.
Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition, and regulatory requirements. The quantitative drivers of qualitative factors, to which different weights assigned based on management's judgment, are reviewed and updated quarterly based on updated quarterly and eight quarter rolling data. The quantitative loss history is based on an eight quarter rolling history of losses incurred by different loan types within the loan portfolio.
A specific ALLL is established for loans identified as impaired or TDRs, based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification (“ASC”) 310, Receivables. Loans identified as impaired and non-accruing TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
For commercial business, faith-based non-profit, real estate and certain consumer loans, the measurement of loan impairment is based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or on the fair value of the loan's collateral if the loan is collateral dependent. Most consumer loans are are smaller balance and homogeneous, and are evaluated for impairment on a collective basis, applying the quantitative loss history and the qualitative factors. Impairment losses are included in the ALLL through a charge to the provision for loan losses.
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass, internal watch, special mention, or criticized categories. Credit risk ratings are applied individually to all classes of loans and leases. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.
The process of assessing the adequacy of the ALLL is necessarily subjective. Further, and particularly in periods of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management's current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management's current estimate of what constitutes a reasonable ALLL.
The Company and the Bank are subject to periodic examination by their federal and state regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.
Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the ALLL, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $23.7 thousand and $34.5 thousand for December 31, 2011 and 2010, respectively, were reflected in other liabilities on the Consolidated Balance Sheets.
Bank Premises and Equipment, Net - Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 30 to 50 years for premises; generally 6-10 years for furniture and equipment, and 3-5 years for information technology equipment and software. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to operations as incurred. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.
Cash Surrender Value of Life Insurance - The Bank maintains life insurance on certain current and former officers and directors, of which the Bank is owner and beneficiary. The cash surrender value of the policies at December 31, 2011 and 2010 was $5.8 million and $5.6 million, respectively. Income from the policies and changes in the net cash surrender value are recorded in noninterest income.
Other Real Estate Owned - Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, or the transfer of the deed in lieu of foreclosure, in satisfaction of commercial and consumer real estate collateralized loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the ALLL. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income or non-interest expense. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest expense. As of December 31, 2011 and 2010, there was $3.2 million and $1.9 million, respectively, of foreclosed properties included in OREO on the Consolidated Balance Sheets. OREO excludes bank-owned property held for sale at December 31, 2011 and 2010.

Earnings Per Share - Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. As of December 31, 2011 and 2010, there were no stock options outstanding.
Advertising Costs - Adverting is expensed as incurred.
Income Taxes - Provisions for income taxes are based on amounts reported in the Consolidated Statements of Income (after exclusion of non-taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred tax asset and liability balances reflect temporary differences at the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2011 and 2010, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company's federal and state income tax returns are subject to review and examination by government authorities.

Comprehensive Income (Loss) - Comprehensive income (loss) is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income and other comprehensive (loss) income. The Company's other comprehensive (loss) income and accumulated other comprehensive loss are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company's other comprehensive (loss) income and accumulated comprehensive loss as of and for the years ended December 31, 2011 and 2010 are detailed in the Financial Statements.
Fair Values of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Generally accepted accounting principles (“GAAP”) establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets (observable inputs) and the lowest priority to the Company's assumptions (unobservable inputs). GAAP requires fair value measurements to be separately disclosed by level within the fair value hierarchy. For assets and liabilities recorded at fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements.
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
Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company did not have any changes in leveling inputs in 2011.
These levels are:

•
Level 1 - Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date. This category generally includes securities that are traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets.

•
Level 2 - Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data. Level 2 securities include U. S. Government agency obligations, state and municipal bonds and mortgage-backed securities.

•
Level 3 - Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. Level 3 generally includes other real estate owned (“OREO”) and impaired loans when there is no observable market price or if it is impaired.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change in the near term relate to the determination of the ALLL and the provision for loan losses, the evaluation of other-than-temporary impairment of investment securities, accounting for deferred tax assets and related valuation allowances, the determination of the fair values of investment securities and other accounting for incentive compensation, and post-retirement benefits. Actual results could differ from those estimates.
Significant Group Concentrations - Most of the Bank's activities are with customers located within the state of NC. The Bank does have concentrations with respect to loans to and deposits from faith-based non-profit organizations as outlined in Notes 6 and 8 to the Consolidated Financial Statements.
Mortgage Servicing Rights - Mortgage servicing rights are recognized as assets when mortgage loans are sold and the rights to service those loans are retained. Mortgage servicing rights are initially recorded at fair value by using a discounted cash flow model to calculate the present value of estimated future net servicing income.
The Company's mortgage servicing rights accounted for under the amortization method are initially recorded at fair value. The Company obtains an annual appraisal of its mortgage servicing rights and adjusts the carrying value accordingly. During the year, the carrying value is amortized based on the year end appraisal to total serviced mortgage balances outstanding as of quarter end.

New Accounting Pronouncements –

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  This ASU required the disclosure of more granular information on the nature and extent of TDRs and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed its project clarifying the guidance for determining what constitutes a TDRs.  As the provisions of ASU No. 2011-01 only deferred the effective date of disclosure requirements related to TDRs, the adoption had no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”).  The changes to GAAP as a result of ASU No. 2011-04 are as follows:  (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, whereas  ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks.  This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The fair value measurement of instruments classified within an entity’s shareholders’ equity is aligned with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs.  In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed.  The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011.  The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

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

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2011 and December 31, 2010, all investment securities were classified as available for sale.

Our available for sale securities totaled $37.6 million and $20.6 million as of December 31, 2011 and December 31, 2010, respectively. In the normal course of business, the Company pledges securities to the FFRB and to public housing authorities in NC and the NC Department of State Treasurer as collateral for public deposits.  The following table shows the amounts pledged as well as a letter of credit with the FHLB utilized in lieu of pledged investments for the public housing authorities and State Treasurer:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Pledged to FRB	$579	$593
Pledged for public housing	5,318	414
Pledged to the NC State Treasurer	2,002	1,833
Letter of Credit with the FHLB	2,000	2,000

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities (“U.S. Agencies”)

•	U.S. Government sponsored residential mortgage backed securities (“MBS”),

•	Non-Government sponsored residential MBS, and

•	Municipal securities (“Municipals”):

◦	NC

◦	Out of state

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2011 and December 31, 2010 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2011
U.S. Agencies	$483	$—	$—	$483
Government sponsored MBS
Residential	30,399	416	(26)	30,789
Non-Government sponsored MBS
Residential	133	2	—	135
Municipal securities
NC	3,505	197	—	3,702
Out of state	2,444	42	—	2,486
Total at December 31, 2011	$36,964	$657	$(26)	$37,595

December 31, 2010
Government sponsored MBS
Residential	$13,554	$326	$(168)	$13,712
Non-Government sponsored MBS
Residential	201	4	—	205
Municipal securities
NC	3,164	65	(43)	3,186
Out of state	3,565	26	(67)	3,524
Total at December 31, 2010	$20,484	$421	$(278)	$20,627

Sales and calls of securities available for sale for the year ended December 31, 2011 and December 31, 2010 resulted in aggregate gross realized gains of $340 thousand and $26 thousand, respectively, and no realized losses.

The amortized cost and estimated market values of securities as of December 31, 2011 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

(Dollars in thousands)	December 31, 2011
	Fair Value	Amortized Cost
U.S. Agencies
Due after five years through ten years	$483	$483
Total US Agencies	$483	$483

Government sponsored MBS
Residential
Due after one year through five years	$91	$85
Due after five years through ten years	289	269
Due after ten years	30,409	30,045
Total government sponsored MBS	$30,789	$30,399

Non-Government sponsored MBS
Residential
Due after ten years	$135	$133

Municipals
NC
Due within one year	$300	$296
Due after one year through five years	2,505	2,364
Due after five years through ten years	897	845
Total NC municipals	$3,702	$3,505

Out of state
Due within one year	$1,044	$1,040
Due after one year through five years	1,442	1,404
Total out of state municipal bonds	$2,486	$2,444

As of December 31, 2011 and December 31, 2010, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Government sponsored MBS
Residential	$9,669	$(26)	$—	$—	$9,669	$(26)
Total at December 31, 2011	$9,669	$(26)	$—	$—	$9,669	$(26)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Government sponsored MBS
Residential	$7,725	$(168)	$—	$—	$7,725	$(168)
Municipals
NC	1,687	(43)	—	—	1,687	(43)
Out of state	2,085	(67)	—	—	2,085	(67)
Total at December 31, 2010	$11,497	$(278)	$—	$—	$11,497	$(278)

All securities owned as of December 31, 2011 and December 31, 2010 are investment grade. The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2011 and December 31, 2010, the Company held 12 and 20 investment positions, respectively, with unrealized losses of $26.0 thousand and $278.0 thousand, respectively. These investments were in U.S. Government sponsored MBS, Municipals, and U.S. Agencies. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

3.	FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.15% of its total assets as of December 31 of the prior year (up to a maximum of $26.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2011 and 2010 was $0.6 million and $0.9 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2011 and 2010. The FHLB, of which the bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2011 or 2010. The FHLB of Atlanta in which the Company owns stock has been profitable in each of the years ended December 31, 2011 and 2010.

4.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE ("EPS")

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

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders.  The Company's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES ("ALLL")
ALLL — The ALLL is management's estimate of losses inherent in the loan portfolio. The provision for loan losses is the amount charged against earnings to establish an adequate ALLL. Loan losses and recoveries are charged to or credited to the ALLL, rather than reported as a direct expense or recovery. The loan portfolio is segmented into three parts for the ALLL calculation: impaired commercial loans and smaller balance homogenous loans in the process of foreclosure (collectively referred to as "impaired loans"), TDRs, and all other loans.

For all classes of commercial loans, a quarterly evaluation of specific individual borrowers is performed to identify impaired loans.  The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification process.  The ALLL attributed to impaired loans and TDRs considers all available evidence based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310. The loans identified as impaired and TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs.  Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Any loans, including commercial loans, not specifically identified as impaired or TDRs, are collectively evaluated and segmented by loan type, applying two factors: the quantitative loss history by loan type for the previous eight quarters compared to average loans outstanding for the same period (the "quantitative factor"), and a qualitative factor that is comprised of quantitatively-driven calculations based on historical data, and subjective factors (the "qualitative factors"). The quantitative portion of the ALLL is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance.

The quantitative factor by loan type is applied against the unimpaired loan balances and smaller-balance homogenous impaired loans not in the process of foreclosure for which there is no specific reserve to determine the quantitative reserve.  The qualitative factors, including (i) policy, underwriting, charge-off and collection, (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors and qualitative judgments for subjective factors (those considered subjective are policy, underwriting, experience, ability and depth of lending team, quality of loan review and board oversight, and effects of external factors), and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio.  The Company applies additional qualitative factors for non-homogenous classified loans including internal watch, special mention, and substandard loans not identified as impaired, when a loan has a loan to value ("LTV") exceeding 50% of the outstanding balance and is not current in its payments. Under ASC 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.

The process of assessing the adequacy of the ALLL is inherently subjective. Further, and particularly in terms of economic downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company and the Bank are subject to periodic examination by their federal and state banking regulators, and may be required by their regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

As of both December 31, 2011 and December 31, 2010, the ALLL was $3.9 million which represented approximately 2.05% and 1.88% of loans outstanding, net of unearned income and deferred costs ("net loans"), on those respective dates. The 17 bp increase in the percentage of ALLL to net loans outstanding was caused by the total ALLL remaining at a total of $3.9 million at December 31, 2011 and December 31, 2010 while net loans outstanding decreased $16.2 million. Components of the reserve were impacted by a decrease in the net ALLL for the loans not evaluated individually of $0.6 million from the overall decrease of $23.3 million in loans collectively evaluated for impairment, offset by an increase in the specific reserve for impaired loans of $0.6 million, which includes an increase in the specific reserve for TDRs of $0.1 million. Nonperforming assets, defined as non-accruing loans plus OREO, at December 31, 2011 were 6.09% of total assets compared to 4.60% at December 31, 2010. Nonperforming assets as a percentage of total loans as of December 31, 2011, was 9.86% compared to 7.09% at December 31, 2010.  For the years ended December 31, 2011, and December 31, 2010, the provision for loan losses was $0.9 million and $0.5 million, respectively.

Of the non-accruing loans totaling $15.3 million at December 31, 2011, 35.87% are secured by faith-based non-profit real estate, 60.25% are secured by real estate excluding faith-based non-profit, which factors management believes lessens the risk of loss. TDRs in compliance with the modified terms totaled $9.6 million or 56.5% of total TDRs at December 31, 2011.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company evaluates impaired loan and TDR performance under the banking guidelines and returns loans to accruing after a sustained period of repayment performance.

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

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of December 31, 2011 and December 31, 2010 was as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
(Dollars in thousands)
Commercial	$7,688	$9,148	$8,006
Commercial real estate:
Construction	1,871	1,187	1,162
Owner occupied	20,352	22,395	33,147
Other	24,831	25,179	27,029
Faith-based non-profit
Construction	2,287	11,094	13,773
Owner occupied	78,161	79,490	65,566
Other	8,703	2,127	2,652
Residential real estate:
First mortgage	27,896	32,673	35,639
Multifamily	7,207	7,892	8,982
Home equity	4,457	5,123	5,539
Construction	—	2,243	2,052
Consumer	1,635	2,218	2,303
Other loans	2,996	3,559	4,261
Loans, net of deferred fees	188,084	204,328	210,111
ALLL	(3,850)	(3,851)	(3,564)

Loans, net of ALLL	$184,234	$200,477	$206,547

 The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of December 31, 2011, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised approximately 47.40% of the total loan portfolio  The reserve allocated for these loans is 29.30% of the total ALLL.  Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the current economic downturn.

In 2010, management enhanced its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2011:

	December 31, 2011
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$119	$56	$543	$2	$—	$720
Collectively evaluated for impairment	348	852	1,072	756	60	42	3,130
Total ending ALLL balance	348	971	1,128	1,299	62	42	3,850
Loans:
Loans individually evaluated for impairment	$590	$6,828	$13,816	$2,180	$2	$—	$23,416
Loans collectively evaluated for impairment	7,098	40,226	75,335	37,380	1,665	2,964	164,668
Total ending loans balance	$7,688	$47,054	$89,151	$39,560	$1,667	$2,964	$188,084

The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2010:

	December 31, 2010
(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$—	$118	$—	$—	$118
Collectively evaluated for impairment	651	651	1,289	927	105	110	3,733
Total ending ALLL balance	$651	$651	$1,289	$1,045	$105	$110	$3,851
Loans:
Loans individually evaluated for impairment	$1,180	$6,644	$7,270	$1,272	$—	$—	$16,366
Loans collectively evaluated for impairment	7,968	42,117	85,441	46,659	2,218	3,559	187,962
Total ending loans balance	$9,148	$48,761	$92,711	$47,931	$2,218	$3,559	$204,328

Total impaired loans including TDR loans was $23.4 million as of December 31, 2011 and $16.4 million as of December 31, 2010. The year ended December 31, 2011 showed a $7.0 million increase of impaired and TDR loans compared to year-end 2010. The increases were primarily due to the new TDRs negotiated for nine faith based non-profits which totaled $9.1 million, and one new impaired faith-based non-profit loan for $2.5 million. One faith-based non-profit loan, which totaled $1.0 million at December 31, 2010, has been returned to accrual status and removed from the impaired and TDR listing due to satisfactory performance for over a year. One commercial TDR was written off by 50% during the fourth quarter of 2011 and downgraded to "doubtful". During 2011, the Company foreclosed on four faith-based non-profit properties.

The following tables show impaired loans, excluding TDR loans, with and without valuation allowances as of December 31, 2011, December 31, 2010 and December 31, 2009:

(Dollars in thousands)	December 31, 2011		December 31, 2010	December 31, 2009
Loans with no allocated ALLL	$3,214	$7	$6,426	$105
Loans with allocated ALLL	1,545		564	1,607
Total	$4,759		$6,990	$1,712
Amount of the ALLL allocated	$600		$109	$35

	For the years ended
(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Average of impaired loans during the periods ended	$6,338	$5,337	$2,621

The following table shows TDR loans with and without valuation allowances as of the years ending December 31, 2011, December 31, 2010 and December 31, 2009:

(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Loans with no allocated ALLL	$16,919	$9,327	$6,205
Loans with allocated ALLL	1,738	49	773
Total	$18,657	$9,376	$6,978
Amount of the ALLL allocated	$120	$9	$201

	For the years ended
(Dollars in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
Average of TDR loans during the periods ended	$14,016	$8,177	$6,770

The following table presents loans individually evaluated for impairment, excluding TDR loans, by class of loans as of December 31, 2011:

	December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned For the Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—
Owner occupied	322	322	322	—	17
Other	56	56	56	—	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	2,522	2,522	2,522	—	61
Other	—	—	—	—	—
Residential real estate:
First mortgage	402	402	314	—	5
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans with no allowance recorded	$3,302	$3,302	$3,214	$—	$83
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	279	279	279	47	—
Other	40	40	40	10	—
Faith-based non-profit		—
Construction	—	—	—	—	—
Owner Occupied	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	763	763	762	290	36
Multifamily	—	—	—	—	—
Home equity	462	462	462	251	—
Construction	—	—	—	—	—
Consumer	2	2	2	2	—
Total impaired loans with allowance recorded	$1,546	$1,546	$1,545	$600	$36
Total impaired loans	$4,848	$4,848	$4,759	$600	$119

The following table presents loans individually evaluated for impairment, excluding TDR     loans, by loan class, as of December 31, 2010.

	December 31, 2010
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Interest Earned

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction
Owner occupied	1,358	1,355	—	31
Other	65	65	—	4
Faith-based non-profit:
Construction
Owner occupied	4,474	4,466	—	247
Other	—	—	—	—
Residential real estate:
First mortgage	207	207	—	10
Multifamily	322	322	—	14
Home equity	11	11	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without allowance recorded	$6,437	$6,426	$—	$306
With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	324	323	8	13
Multifamily	143	143	61	3
Home equity	98	98	40	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with allowance recorded	$565	$564	$109	$16
Total impaired loans	$7,002	$6,990	$109	$322

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs where applicable.

The following table presents TDRs by class of loans as of December 31, 2011:

	December 31, 2011
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned

With no related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	628		628	628	—	—
Owner occupied	893	—	893	895	—	40
Other	5,112	—	5,112	3,814	—	32
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,391	103	10,288	10,385	—	474
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	617	9	608	607	—	7
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no allowance recorded	$19,208	$112	$19,096	$16,919	$—	$553
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	378	—	378	378	15	26
Owner occupied	416	—	416	416	47	—
Other	—	—	—	—	—	34
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner occupied	908	—	909	909	56	50
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	35	—	35	35	2	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,737	$—	$1,738	$1,738	$120	$110
Total TDR loans	$20,945	$112	$20,834	$18,657	$120	$663

The following table presents TDRs by class of loans as of December 31, 2010:

	December 31, 2010
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,180	$—	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	—	1,038	1,038	—	32
Owner occupied	744	—	744	744	—
Other	3,948	—	3,948	3,948	—	32
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	2,301	(103)	2,198	2,299	—	201
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	118	(6)	112	118	—	4
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no allowance recorded	$9,329	$(109)	$9,220	$9,327	$—	$269
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	49	—	49	49	9	2
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$49	$—	$49	$49	$9	$2
Total TDR loans	$9,378	$(109)	$9,269	$9,376	$9	$271

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs, where applicable.

The Bank modifies certain loans and provides a concession such as a reduced rate, extended terms, or reduction of principal and/or interest, in a TDR where the borrowers are experiencing financial difficulties. These concessions typically result from loss mitigation recommendations developed by the Bank's problem loan team. Concessions could include reductions in below market interest rates, payment extensions, forbearance or other actions. TDRs are generally classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months.

When loans are modified as TDRs, the Bank evaluates each loan for any possible impairment based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the repayment source is expected to be the liquidation of underlying collateral, in which cases the Bank uses the fair value of the collateral, less selling costs, instead of discounted cash flows. If the Bank determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance allocation or a charge-off to the allowance.

The Bank completed 13 TDR modifications within the year ended December 31, 2011. All of the TDRs were secured by real estate. Management has disclosed the recorded investment and number of all modifications for TDRs within the last year that were in default in the current reporting period.

Of the 20 loans restructured during the year ended December 31, 2011, one loan of $0.3 million was in default. This loan resulted in a loss of $25.3 thousand of interest income for the year ending December 31, 2011. Based upon financial analysis and the fair value of collateral, the Bank has allocated $0.1 million of specific reserves to customers whose loans were TDRs.

The following tables display the TDR loans that were restructured during the year ended December 31, 2011:

(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Commercial	—	$—	$—
Commercial real estate:
Construction	—	—	—
Owner occupied	—	—	—
Other	—	—	—
Faith-based non-profit
Construction	—	—	—
Owner occupied	3	3,410	3,365
Other	—	—	—
Residential real estate:
First mortgage	1	263	259
Multifamily	—	—	—
Home equity	—	—	—
Construction	—	—	—
Consumer	—	—	—
Other loans	—	—	—

Extended payment terms
Commercial	—	—	—
Commercial real estate:
Construction	—	—	—
Owner occupied	3	860	864
Other	1	56	55
Faith-based non-profit
Construction	—	—	—
Owner occupied	10	6,637	6,517
Other	—	—	—
Residential real estate:
First mortgage	2	429	424
Multifamily	—	—	—
Home equity	—	—	—
Construction	—	—	—
Consumer	—	—	—
Other loans	—	—	—

Total	20	$11,655	$11,484

The following table presents the successes and failures of the types of modifications within the year ended December 31, 2011:

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
(Dollars in thousands)
Below market interest rate	—	$—	3	$3,366	1	$259	—	$—
Extended payment terms	—	—	16	7,859	—	—	—	—

Total	—	$—	19	$11,225	1	$259	—	$—

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Construction
Owner occupied	5,497	3	—	—
Other	—		—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Total	$15,326	$62	$214	$4
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

Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans from which principal or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the bank to extend or modify maturity dates.

Unrecognized income on non-accrual loans as of December 31, 2011 and December 31, 2010 was $1.9 million and $1.0 million, respectively, and increase of $0.9 million or 88.9%.

Those loans over 90 days still accruing interest were in the process of modification.  In these cases, the borrowers are still making payments.

The following table presents loans not past due and the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based non-profit:
Construction	—	—	—	—	2,287	2,287
Owner occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—		—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

The following table presents loans not past due and the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$3	$17	$1,180	$1,200	$7,948	$9,148
Commercial real estate:
Construction	—	—	650	650	537	1,187
Owner occupied	54	70	1,640	1,764	20,631	22,395
Other	92	—	4,014	4,106	21,073	25,179
Faith-based and non-profit:
Construction	—	—	—	—	9,840	9,840
Owner occupied	703	721	6,557	7,981	72,763	80,744
Other	—	—	—	—	2,127	2,127
Residential real estate:
First mortgage	1,172	226	2,226	3,624	29,049	32,673
Multifamily	—	—	465	465	7,427	7,892
Home equity	625	—	109	734	4,389	5,123
Construction	—	—	—	—	2,243	2,243
Consumer	18	2	—	20	2,198	2,218
Other loans	—	—	—	—	3,559	3,559
Total	$2,667	$1,036	$16,841	$20,544	$183,784	$204,328

Non-accruals increased $2.8 million in the period ending December 31, 2011 from the period ending December 31, 2010, while the total loans past due from the tables above decreased by $7.2 million over the same period. The total loans past due declined in the tables above while total non-accruals increased because the total loans past due in the tables above do not include loans less than 30 days past due. The table below shows that the Company has $3.8 million in non-accrual loans that are less than 30 days past due.

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the periods ended December 31, 2011.

	December 31, 2011
(Dollars in thousands)	Amount	Number
Loans past due over 90 days still on accrual	$214	$4
Nonaccrual loans past due
Less than 30 days	$3,839	$4
30-59 days	6	2
60-89 days	142	—
90+ days	11,339	57
Nonaccrual loans	$15,326	$63

Changes in the allowance for loan losses as of and for the year ended December 31, 2011 are as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total

ALLL:
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	(1,153)
Recoveries	95	126	—	3	25	—	249
Provision (decrease) increase	206	213	(161)	712	(2)	(65)	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$3,850

Changes in the allowance for loan losses as of and for the years ended December 31, 2010 are as follows:

(Dollars in thousands)	Commercial	Commercial Real Estate	Faith- Based Non-Profit	Residential Real Estate	Consumer	Other Loans	Total
ALLL:
Total ending ALLL balance as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$3,564
For the year ended December 31, 2010
Charge-offs	(17)	(98)	—	(132)	(60)	—	(307)
Recoveries	31	—	—	28	15	—	74
Provision (decrease) increase	236	(100)	119	176	45	44	520
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$3,851

The Company experienced $0.9 million in net loan charge-offs for the year ended December 31, 2011 compared to $0.2 million in net loan charge offs for the year ended December 31, 2010.  On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.70% as of December 31, 2010 to 0.57% as of December 31, 2011.

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

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the debtor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of or repayment according to the original terms of the debt.  In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

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

Management’s definitions of risk characteristics were reviewed and updated during 2010.

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$6,882	$204	$12	$590	$7,688
Commercial real estate:
Construction	857	—	1,014	—	1,871
Owner occupied	15,766	1,996	2,590	—	20,352
Other	14,938	1,004	8,889	—	24,831
Faith-based and non-profit:
Construction	2,287		—	—	2,287
Owner occupied	51,354	10,766	16,041	—	78,161
Other	8,125	572	6	—	8,703
Residential real estate:
First mortgage	21,938	1,363	4,595	—	27,896
Multifamily	6,661	42	504	—	7,207
Home equity	3,529	—	928	—	4,457
Construction	—	—	—	—	—
Consumer	1,644	14	7	2	1,667
Other loans	2,964	—	—	—	2,964
Total	$136,945	$15,961	$34,586	$592	$188,084

As of December 31, 2011, the allowance for loan losses by class of loans, is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$347	$—	$1	$—	$348
Commercial real estate:
Construction	12	—	16	—	28
Owner occupied	328	41	71	—	440
Other	322	23	158	—	503
Faith-based and non-profit:
Construction	32	—	—	—	32
Owner occupied	740	156	88	—	984
Other	104	8	—	—	112
Residential real estate:
First mortgage	444	31	347	—	822
Multifamily	128	1	11	—	140
Home equity	72	—	265	—	337
Construction	—	—	—	—	—
Consumer	56	—	—	6	62
Other loans	42	—	—	—	42
Total	$2,627	$260	$957	$6	$3,850

As of December 31, 2010, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$7,495	$234	$1,419	$—	$9,148
Commercial real estate:
Construction	115	34	1,038	—	1,187
Owner occupied	17,312	1,759	3,324	—	22,395
Other	16,637	1,529	7,013	—	25,179
Faith-based and non-profit:
Construction	9,560	—	280	—	9,840
Owner occupied	61,147	2,940	16,657	—	80,744
Other	2,057	22	48	—	2,127
Residential real estate:
First mortgage	27,340	1,362	3,971	—	32,673
Multifamily	7,293	67	532	—	7,892
Home equity	4,544	73	506	—	5,123
Construction	2,243	—	—	—	2,243
Consumer	2,158	—	60	—	2,218
Other loans	437	—	3,122	—	3,559
Total	$158,338	$8,020	$37,970	$—	$204,328

As of December 31, 2010, and based on the most recent analysis performed, the allowance for loan losses by class of loans, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$629	$19	$3	$—	$651
Commercial real estate:
Construction	2		—	—	2
Owner occupied	312	23	33	—	368
Other	217	20	44	—	281
Faith-based and non-profit:
Construction	125	—	4	—	129
Owner occupied	933	40	157	—	1,130
Other	27	1	2	—	30
Residential real estate:
First mortgage	515	19	68	—	602
Multifamily	179	3	63	—	245
Home equity	120	2	46	—	168
Construction	30	—	—	—	30
Consumer	103	—	2	—	105
Other loans	66	—	44	—	110
Total	$3,258	$127	$466	$—	$3,851

The OREO portfolio increased a net of $1.3 million during the year ended December 31, 2011. The net increase resulted from $2.1 million in outstanding loan balances transferred to OREO through foreclosure or deed in lieu of foreclosure ("at foreclosure"), $0.8 million in sales from OREO, $0.9 million in gains recognized at foreclosure , and $0.9 million in impairment losses on the properties in OREO during the year.

7.	BANK PREMISES AND EQUIPMENT

Below is a summary of bank premises and equipment, net as of December 31, 2011 and 2010:

	2011	2010
(Dollars in thousands)
Land	$747	$752
Buildings and leasehold improvements	7,007	7,020
Furniture and equipment	2,162	2,033
Capital Lease	295	—
	10,211	9,805
Less accumulated depreciation and amortization	5,557	5,220
	4,654	4,585

Total depreciation expense, was $0.4 million for the years ended December 31, 2011 and 2010, respectively

8.	DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. The total deposits that were re-classified to loans due to overdrafts were
$32.0 thousand and $35.0 thousand for 2011 and 2010, respectively.

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Amount
12/31/2012	$126,433
12/31/2013	5,755
12/31/2014	2,258
12/31/2015	576
Thereafter	633
$135,655

Principal maturities of time deposits of $100,000 or more as of December 31, 2011 were as follows:

	Amount	Average Rate
(Dollars in thousands)
Three months or less	$47,139	0.58%
Over three months to six months	34,446	0.58
Over six months to twelve months	25,528	0.51
Over one year to five years	4,438	0.72
	$111,551	0.57%

Principal maturities of time deposits of $100,000 or more as of December 31, 2010 were as follows

	Amount	Average Rate
(Dollars in thousands)
Three months or less	$52,018	0.55%
Over three months to six months	15,210	1.08
Over six months to twelve months	47,498	1.03
Over one year to five years	3,356	1.32
	$118,082	0.83%

For the years ended December 31, 2011 and December 31, 2010, the Bank had $0.9 million and $1.4 million, respectively, in interest expense for time deposits greater than $100k. In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, are deposit customers. These relationships had aggregate deposits of $1.5 million and $2.4 million as of December 31, 2011 and 2010, respectively. The Bank had two deposit relationships for the years ended December 31, 2011 and December 31, 2010, with individual balances in excess of five percent of total deposits totaling $37.0 million and $46.7 million, respectively.

9.	LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. Generally, operating leases provide for one or more renewal options on the same basis as current rental terms. As of December 31, 2011 the Bank had capital leases totaling $0.3 million. As of December 31, 2010 the Bank did not have any capital leases.

The following are future minimum capital lease payments as required under the agreements:

(Dollars in thousands)	Amount
12/31/2012	$57
12/31/2013	58
12/31/2014	59
12/31/2015	60
12/31/2016	46
$280

The capital lease had an interest rate of 1.60% and an expense of $1.1 thousand for the year ended December 31, 2011.

The following are future minimum operating lease payments as required under the agreements:

(Dollars in thousands)	Amount
12/31/2012	$124
12/31/2013	91
12/31/2014	84
12/31/2015	19
12/31/2016	4
$322

Rent expense for all operating leases amounted to approximately $0.1 million in 2011 and 2010.

The Bank leases out office space in some of its vacant office space in its headquarters building and branches. The following are the minimum rentals to be received under the agreements:

(Dollars in thousands)	Amount
12/31/2012	$315
12/31/2013	267
12/31/2014	93
$675

Rent income for December 31, 2011 and 2010 was $0.3 million.

10.	BORROWINGS

Borrowings as of December 31, 2011 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 bps that matures in 2020, a capital lease of $0.3 million with an interest rate of 1.60%, and $1.9 million in participations sold (that do not qualify for "sold" treatment under GAAP), with an effective interest rate of 3.57% . Please see Note 9 for details on leases. Interest expense on advances from FHLB for the years ended December 31, 2011 and December 31, 2010 was $3.7 thousand and $3.2 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2011, was $0.7 million. As of December 31, 2011, the Bank had $0.7 million of outstanding advances with the FHLB, and had the borrowing availability of an additional $7.5 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $10.9 million and $12.9 million as of December 31, 2011 and December 31, 2010, respectively.

The Company has federal funds lines of credit with two correspondent banks totaling $7.0 million.  The Company periodically tests its federal funds lines of credit with its correspondent banks.  These lines were tested quarterly in the year ended December 31, 2011.

The following is the outstanding principal maturities and interest rate of the Company's FHLB advances:

December 31, 2011
Maturity Date	Amount	Rate
(Dollars in thousands)
2012	$22	0.50%
2013	22	0.50%
2014	23	0.50%
2015	24	0.50%
2016	24	0.50%
thereafter	610	0.50%
	$725	0.50%

11.    INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2011 and 2010, were as follows:

(Dollars in thousands)	2011	2010

Income tax expense (benefit):
Current	$(109)	$318
Deferred	250	(229)

Total	$141	$89

A reconciliation of reported income tax expense for the years ended December 31, 2011 and 2010, to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2011	2010

Statutory federal income tax rate	34%	34%

Tax expense (benefit) at statutory rate	$254	$307
Increase (decrease) in income taxes resulting from:
State income taxes net of federal tax benefit	19	41
Tax exempt interest income	(92)	(102)
Disallowed interest expense	2	3
Cash surrender value of life insurance	(67)	(68)
Other	25	(92)

Total	$141	$89

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2011 and 2010 within the Consolidated Balance Sheets were as follows:

	December 31,
(Dollars in thousands)	2011	2010

Deferred tax assets:
Accrued pension expense	$482	$660
Adjustments, defined benefits plans	1,204	876
Deferred loan fees	52	58
Excess book over tax provision for loan losses expense	1,494	1,498
Federal net operating loss carryforward	300	300
State net operating loss carryforward	199	189
Impairment on investments	74	77
OREO write-downs	158	189
Deferred gain on sale of other real estate owned	21	20
Premises and equipment	243	272
Alternative minimum tax	319	242
Other, net	58	62
Total deferred tax assets	4,604	4,443
Valuation allowance for deferred tax assets	(199)	(189)
Net of valuation allowance deferred tax assets	4,405	4,254
Deferred tax liabilities:
Mark to market adjustment- loans	(59)	(119)
Unrealized gains on securities available for sale	(150)	(55)
Other	(133)	—
Total deferred tax liabilities	(342)	(174)
Net deferred tax assets	4,063	4,080
Taxes receivable, net	640	354
Deferred tax assets and taxes receivable, net	$4,703	$4,434

The Company has federal net operating loss carry-forwards of approximately $0.9 million at December 31, 2011, which can be used to offset future taxable income, subject to certain Section 382 limitations. The federal loss carry-forwards start to expire in 2027. The Company’s state net operating losses contain amounts which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established for the state loss carry-forward amounts. Currently, the Company has concluded any Internal Revenue Service audit of its taxes. The 2006 tax year was the last year audited.

12.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the years ended December 31, 2011 and December 31, 2010 totaled $0.7 million and $0.4 million, respectively.   The Cash Balance Plan was not fully funded as of December 31, 2011 and December 31, 2010.  The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The following table shows the type of assets held in the Cash Balance Plan:

	As of December 31,
Asset Category	2011	2010

Equity securities	64.9%	56%
Debt securities	30.7%	32.7%
All other assets	4.4%	11.3%
Total	100%	100%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $12.9 million face value covering all the participants in the SERP. Increases in the cash surrender value of the BOLI policies totaled $0.2 million for the years ended December 31, 2011 and December 31, 2010.  The cash surrender value of the BOLI owned by the Bank was $5.8 million and $5.6 million as of December 31, 2011 and December 31, 2010, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Company sold its BOLI in 2010.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the years ended December 31, 2011 and December 31, 2010 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2011	2010	2011	2010	2011	2010

Service cost	$137	$134	$—	$—	$137	$134
Interest cost	249	253	95	111	344	364
Expected return on plan assets	(242)	(212)	—	—	(242)	(212)
Amortization of prior service costs and
recognized net actuarial gain	154	154	17	5	171	159
Net periodic cost	$298	$329	$112	$116	$410	$445

The following table shows the change in the projected benefit obligations and plan assets for the years ended December 31, 2011 and December 31, 2010:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2011	2010	2011	2010	2011	2010

Change in projected benefit obligations:
Benefit obligation at beginning of year	$5,143	$4,729	$2,103	$2,011	$7,246	$6,740
Service cost	137	134	—	—	137	134
Interest cost	249	253	106	111	355	364
Actuarial gain	499	251	270	135	769	386
Benefits and expenses paid	(270)	(224)	(154)	(154)	(424)	(378)
Benefit obligation at end of year	5,758	5,143	2,325	2,103	8,083	7,246

Change in plan assets:
Fair value of plan assets at beginning of year	3,747	3,194	—	—	3,747	3,194
Actual return on plan assets	(1)	366	—	—	(1)	366
Employer contributions	670	411	154	154	824	565
Benefits and expenses paid	(271)	(224)	(154)	(154)	(425)	(378)
Fair value of plan assets at year end	4,145	3,747	—	—	4,145	3,747
Funded status - (under funded)	$(1,613)	$(1,396)	$(2,325)	$(2,103)	$(3,938)	$(3,499)

The Bank had a liability for the Cash Balance Plan of $1.6 million and $1.4 million for the periods ending December 31, 2011 and December 31, 2010, respectively.  The liability is included in Other Liabilities within the Consolidated Balance Sheets.  The accrued liability and accumulated benefit obligations for the SERP was $2.3 million and $2.1 million  for the periods ending December 31, 2011 and December 31, 2010, respectively.   The balance is included in Other Liabilities within the Consolidated Balance Sheets.

The amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2011	2010	2011	2010	2011	2010
Unrecognized net actuarial loss	$2,578	$1,987	$541	$275	$3,119	$2,262
Unrecognized prior service cost	5	7	—	5	5	12
Total amount included in accumulated other comprehensive loss	$2,583	$1,994	$541	$280	$3,124	$2,274

	Cash Balance Plan		SERP
Weighted average assumptions as of December 31:	2011	2010	2011	2010
Discount rate	4.25%	5.25%	4.25%	5.25%
Expected return on plan assets	7%	7%	n/a	n/a
Rate of compensation increase	3%	3%	3%	3%

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic costs in 2012:

	Cash Balance Plan	SERP	Total

Net actuarial loss	$212	17	$229
Prior service cost	2	—	2
Total expected to be recognized	$214	$17	$231

Assets expected to be returned to the Company in 2011	—	—	—

The estimated expected benefit payments for the Cash Balance Plan and SERP are:

(Dollars in thousands)
For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL
2012	$792	$154	$946
2013	390	153	543
2014	382	151	533
2015	356	149	505
2016	417	148	565
2017-2021	1,992	701	2,693
	$4,329	$1,456	$5,785

Retirement Plan Assets— In general, the plan’s investment management organizations make reasonable efforts to control market fluctuations through appropriate techniques including, but not limited to, adequate diversification.   The specific investment strategy adopted by the plan, referred to as the Long Term Growth of Capital Strategy, attempts to achieve long-term growth of capital with little concern for current income.  Typical investors in this portfolio have a relatively aggressive investment philosophy, seeking long term growth, and are not looking for current dividend income.

Prohibited investments include commodities and futures contracts, private placements, options, transactions which would result in unrelated business taxable income, and other investments prohibited by ERISA.

The target range of allocation percentages for each major category of plan assets was:

Asset Category	Target Weight	Minimum Weight	Maximum Weight

Cash	—%	—%	10%
Equities:
US	66%	56%	76%
Non-US	7%	—%	14%
Fixed Income	27%	20%	37%

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels were:

		Level 1	Level 2	Level 3
		Quoted Prices in	Significant Other	Significant
(Dollars in thousands)		Active Markets for	Observable	Unobservable
Asset Category	December 31, 2011	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash	$183	$183	$—	$—
Equity Security:
Large-Cap	1,010	1,010	—	—
Mid-Cap	793	793	—	—
Small-Cap	437	437	—	—
Mixed-Cap	—	—	—	—
Global and International	391	391	—	—
Emerging Market	58	58	—	—
Fixed Income – Bonds	1,273	—	1,273	—
Other	—	—	—	—
	$4,145	$2,872	$1,273	$—

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary.  Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $0.2 million and $0.1 million, respectively, for the years ended December 31, 2011 and December 31, 2010.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At December 31, 2011 and December 31, 2010, the amount of the non-qualified deferred compensation plan liability was $0.3 million and $0.2 million, respectively.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of December 31, 2011 and December 31, 2010, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise.  Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2011 and December 31, 2010, $0.2 million was recorded in other liabilities for the split dollar benefit.

13.    RELATED PARTY TRANSACTIONS

In the ordinary course of business certain of the Company’s and Bank’s directors and executive officers, including immediate family members and companies in which they have an interest, are loan customers. Those transactions do not involve more than the normal risk of collection nor do they present any unfavorable features. Total loans to such groups totaled $2.6 million as of December 31, 2011 and $2.4 million as of December 31, 2010. Unused lines available to be drawn were $0.2 million as of December 31, 2011 and 2010. The following table shows the related party transactions during 2011 and 2010.

	December 31,	December 31,
(Dollars in thousands)	2011	2010
Beginning Balance	$2,374	$2,617
Draws	909	590
Repayments	(706)	(833)
Ending Balance	$2,577	$2,374

14.    REGULATORY MATTERS AND RESTRICTIONS

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

Participation in the Community Development Capital Initiative ("CDCI") places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.
Failure to meet minimum capital requirements may initiate certain mandatory, and the possibility of additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and December 31, 2010, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

	December 31, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

	December 31, 2010
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,461	18.19%	$16,037	8.00%	$20,046	10.00%
Bank	33,733	16.84	16,023	8.00	20,028	10.00
Tier 1 (to risk weighted assets)
Company	$33,939	16.93%	$8,019	4.00%	$12,028	6.00%
Bank	31,214	15.59	8,011	4.00	12,017	6.00
Tier 1 (to average total assets)
Company	$33,939	11.77%	$11,534	4.00%	$14,418	5.00%
Bank	31,214	10.42	11,979	4.00	14,973	5.00

15.    HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) was:

Condensed Balance Sheets:	As of December 31,
(Dollars in thousands)	2011	2010
Assets:
Cash and cash equivalents	$1,703	$2,586
Investment in subsidiary Bank	33,993	33,381
Other assets	730	514
Total Assets	$36,426	$36,481
Liabilities and Stockholders' Equity:
Total liabilities	$29	$71
Stockholders' equity	36,397	36,410
Total Liabilities and Stockholders' Equity	$36,426	$36,481

Condensed Statements of Operations:	For the Years Ended December 31,
(Dollars in thousands)	2011	2010
Undistributed net earnings of subsidiary bank	$742	$1,017
Expenses, net	(136)	(203)
Net income	$606	$814

Condensed Cash Flows:	For the Years Ended December 31,
(Dollars in thousands)	2011	2010
Cash Flows from operating activities:
Net income	$606	$814
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net earnings of subsidiary	(742)	(1,017)
(Increase) decrease in other assets	(216)	512
Decrease in other liabilities	(42)	(73)
Net cash (used in) provided by operating activities	(394)	236
Investing Activities:
Additional investments in subsidiary	—	—
Net cash used in investing activities	—	—
Financing activities:
Dividends paid	(489)	(661)
Net cash used in financing activities	(489)	(661)
Net (decrease) increase in cash and cash equivalents	(883)	(425)
Cash and cash equivalents at beginning of year	2,586	3,011
Cash and cash equivalents at end of year	$1,703	$2,586

16.	COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2011 and December 31, 2010, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

The Bank records a reserve for credit commitments that is adjusted through Other liabilities and Other expense in the Consolidated Balance Sheets and Consolidated Statements of Income based on (i) the expected probability of funding and (ii) the loss history by loan type as determined in calculating the ALLL. The reserves included in Other liabilities as of December 31, 2011 and December 31, 2010 were $23.7 thousand and $34.5 thousand, respectively.

Commitments outstanding at December 31, 2011 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments

Less than one year	$478	$9,859	$10,337
One to three years	—	757	757
Three to five years	—	4,565	4,565
More than five years	71	2,681	2,752
	$549	$17,862	$18,411

17.	FAIR VALUE MEASUREMENT

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

Assets and Liabilities Measured on a Recurring Basis:

Available For Sale ("AFS") Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, state and municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company does not hold any Level 1 or Level 3 AFS Investment Securities as of December 31, 2011 and December 31, 2010.

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

Assets measured at fair value on a recurring basis as of December 31, 2011 were:

(Dollars in thousands)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
US Agencies	$483	$—	$483	$—
Government sponsored MBS
Residential	30,789	—	30,789	—
Non-Government sponsored MBS
Residential	135	—	135	—
Municipal securities
North Carolina	3,702	—	3,702	—
Out of state	2,486	—	2,486	—
Mortgage Servicing Rights	46	—	—	46
Total	$37,641	$—	$37,595	$46
Assets measured at fair value on a recurring basis as of December 31, 2010 were:

(Dollars in thousands)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Government sponsored MBS
Residential	$13,712	$—	$13,712	$—
Non-Government sponsored MBS
Residential	205	—	205	—
Municipal securities
North Carolina	3,186	—	3,186	—
Out of state	3,524	—	3,524	—
Mortgage Servicing Rights	66	—	—	66
	$20,693	$—	$20,627	$66

The table below displays the change in all recurring Level 3 Assets from December 31, 2010 to December 31, 2011:

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2010)	$66
Amortization	20
Ending Balance (December 31, 2011)	$46

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2011 were:

(Dollars in thousands)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,215	$—	$—	$3,215
Impaired and TDR loans	23,416	—	—	23,416
Total	$26,631	$—	$—	$26,631

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 were:

(Dollars in thousands)
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$1,915	$—	$—	$1,915
Impaired and TDR loans	16,366	—	—	16,366
Total	$18,281	$—	$—	$18,281

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

The fair value of performing loans is calculated by discounting scheduled cash flows through their individual contractual maturity, using discount rates that reflect the credit risk, overhead expenses, interest rate earned and again, contractual maturity of each loan less credit component. The maturity is based on contractual maturities for each loan, modified as required by an estimate of the effect of historical prepayments and current economic conditions.

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

As of December 31, 2011 and December 31, 2010, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$61,296	$61,296	$74,575	$74,575
Marketable securities	37,595	37,595	20,627	20,627
Loans, net of allowances for loan losses	184,234	188,545	200,477	202,826
Accrued interest receivable	764	764	690	690
Liabilities:
Deposits	$259,144	$258,836	$269,684	$269,596
Other borrowings	2,939	2,676	3,302	3,337
Accrued interest payable	196	196	229	229

18.	PREFERRED STOCK - U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM

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

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively), has concluded based on its evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.
Management's Report on Internal Control Over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2011. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, to make its assessment. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for the Company as of December 31, 2011, is effective.
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

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting Company regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting Company pursuant to rules of the Securities and Exchange Commission ("SEC") that permit the Company to provide only management's report in this Annual Report on Form 10-K.
Changes In Internal Control Over Financial Reporting.
There was no change in the Company's internal control over financial reporting that occurred during the year of 2011, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.
 Directors and Executive Officers - The information required by this Item regarding the Company's directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I-Election of Directors” and “Executive and Director Compensation”, in the Company's Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during June 2012, which sections are incorporated herein by reference.

b.
Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance,” which section is incorporated herein by reference.

c.
Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company's Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”)

Index
M&F BANCORP, INC. AND SUBSIDIARY

adopted by the Board of Directors is available on the “Investor Information” page of the Company's website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

d.
In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company's website.

e.
Audit Committee - The information required by the Item regarding the Company's Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

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
The information required by this Item is set forth under the sections captioned “Executive and Director Compensation - Indebtedness and Transactions with Related Persons”, “Director Independence”, “Nominating and Corporate Governance Committee”, “Compensation Committee” and “Audit Committee”, in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
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

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

Exhibit 31 (i)        Certification of Kim D. Saunders.

Exhibit 31 (ii)        Certification of Lyn Hittle.

Exhibit 32        Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99        Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the
American Recovery and Reinvestment Act of 2009.

Exhibit 99 (ii)        Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the
American Recovery and Reinvestment Act of 2009.

Exhibit 101        Financial Statements submitted in XBRL format

* management contracts and compensatory arrangements.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

March 30, 2012	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer and Director

Index
M&F BANCORP, INC. AND SUBSIDIARY

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders	President, Chief Executive Officer and Director	March 30, 2012
Kim D. Saunders	(Principal Executive Officer)

/s/ Lyn Hittle	Chief Financial Officer	March 30, 2012
Lyn Hittle	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Stewart	Chairman of the Board	March 30, 2012
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	March 30, 2012
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	March 30, 2012
Michael L. Lawrence

/s/ Joseph M. Sansom	Director	March 30, 2012
Joseph M. Sansom

/s/ Aaron L. Spaulding	Director	March 30, 2012
Aaron L. Spaulding

/s/ James H. Speed, Jr.	Director	March 30, 2012
James H. Speed, Jr.
/s/ Connie J. White	Director	March 30, 2012
Connie J. White

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.
Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.
Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.
Exhibit 101	Financial Statements submitted in XBRL format