Form 10-Q
period 2012-03-31
M&F BANCORP INC /NC/
filed 2012-05-14
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended March 31, 2012
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

As of May 14, 2012, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

i

Index
M&F BANCORP, INC.

PART I
FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2012	December 31, 2011
	(Unaudited)	***
ASSETS
Cash and cash equivalents	$57,606	$61,296
Investment securities available for sale, at fair value	42,483	37,595
Other invested assets	638	638
Loans, net of unearned income and deferred fees	178,770	188,084
Allowances for loan losses	(3,697)	(3,850)
Loans, net	175,073	184,234
Interest receivable	798	764
Bank premises and equipment, net	4,618	4,654
Cash surrender value of bank-owned life insurance	5,818	5,768
Other real estate owned	3,116	3,215
Deferred tax assets and taxes receivable, net	4,626	4,703
Other assets	2,884	1,589
TOTAL ASSETS	$297,660	$304,456
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$199,390	$209,291
Noninterest-bearing deposits	53,251	49,853
Total deposits	252,641	259,144
Other borrowings	2,905	2,939
Other liabilities	5,641	5,976
Total liabilities	261,187	268,059
COMMITMENTS AND CONTINGENCIES- NOTE 9
Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of March 31, 2012 and December 31, 2011	11,724	11,724
Common stock, no par value 10,000,000 shares authorized as of March 31, 2012 and December 31, 2011; 2,031,337 shares issued and outstanding as of March 31, 2012 and December 31, 2011	8,732	8,732
Retained earnings	17,462	17,380
Accumulated other comprehensive loss	(1,445)	(1,439)
Total stockholders' equity	36,473	36,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,660	$304,456

See notes to consolidated financial statements.
***Derived from audited financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME	For the Three Months Ended March 31,
(Dollars in thousands except share and per share data)	2012	2011
Unaudited
Interest income:
Loans, including fees	$2,592	$2,878
Investment securities, including dividends
Taxable	209	122
Tax-exempt	40	64
Other	39	40
Total interest income	2,880	3,104
Interest expense:
Deposits	252	395
Borrowings	22	22
Total interest expense	274	417
Net interest income	2,606	2,687
Less provision (recovery) for loan losses	—	(250)
Net interest income after recovery for loan losses	2,606	2,937
Noninterest income:
Service charges	330	350
Rental income	89	85
Cash surrender value of life insurance	50	48
Realized gain on sale of securities	54	13
Realized gain on sale of other real estate owned	1	2
Realized gain on disposal of assets	—	79
Other income (expense)	2	(2)
Total noninterest income	526	575
Noninterest expense:
Salaries and employee benefits	1,488	1,376
Occupancy and equipment	357	402
Directors fees	70	81
Marketing	36	59
Professional fees	220	246
Information technology	223	216
FDIC deposit insurance	135	190
OREO expense, net	101	78
Delivery expenses	53	67
Other	296	292
Total noninterest expense	2,979	3,007
Income before income taxes	153	505
Income tax expense	12	140
Net income	141	365
Less preferred stock dividends and accretion	59	59
Net income available to common stockholders	$82	$306
Basic and diluted earnings per share of common stock:	$0.04	$0.15
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

Index
M&F BANCORP, INC.

Dividends per share of common stock	$—	$—
See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)	For the Three Months Ended March 31,
(Unaudited)	2012	2011
Net income	$141	$365

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	50	105
Reclassification adjustments for gains included in income before income tax expense	(54)	(13)
Other comprehensive (loss) income before tax expense	(4)	92
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	2	22
Other comprehensive (loss) income, net of taxes	(6)	70

Total comprehensive income	$135	$435

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2012 and 2011
(Dollars in thousands except for share data)	Number of	Common	Preferred	Retained	Accumulated Other Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410
Comprehensive income:
Net income				365		365
Other comprehensive income, net of tax expense of $22					70	70
Total comprehensive income, net of tax expense $162						435
Dividends declared on preferred stock				(59)		(59)
Balances as of March 31, 2011	2,031,337	$8,732	$11,722	$17,570	$(1,238)	$36,786

Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Comprehensive income:
Net income				141		141
Other comprehensive loss, net of tax expense of $2					(6)	(6)
Total comprehensive income, net of tax expense of $14						135
Dividends declared on preferred stock				(59)		(59)
Balances as of March 31, 2012	2,031,337	$8,732	$11,724	$17,462	$(1,445)	$36,473

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

(Dollars in thousands)
(Unaudited)	2012	2011
Cash flows from operating activities:
Net income	$141	$365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Recovery for loan losses	—	(250)
Depreciation and amortization	94	97
Gain on disposition of asset	—	(79)
Amortization of discounts/premiums on investments, net	19	4
Loan purchase accounting amortization, net	43	43
Deferred loan origination fees and costs, net	42	6
Gains on sale of available for sale securities	(54)	(13)
Increase in cash surrender value of bank owned life insurance	(50)	(48)
Write-down of other real estate owned	—	43
Changes in:
Accrued interest receivable and other assets	(1,253)	138
Other liabilities	(335)	11
Net cash (used in) provided by operating activities	(1,353)	317
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	2,069	—
Maturities, prepayments and calls	375	497
Principal collections	1,596	799
Purchases	(8,897)	(3,954)
Net decrease in loans	9,075	3,213
Purchases of bank premises and equipment	(58)	(4)
Proceeds from disposition of asset	—	85
Proceeds from sale of real estate owned	99	—
Net cash provided by investing activities	4,259	636
Cash flows from financing activities:
Net decrease in deposits	(6,503)	(15,507)
Net decrease from other borrowings	(34)	(5)
Cash dividends	(59)	(59)
Net cash used in financing activities	(6,596)	(15,571)
Net decrease in cash and cash equivalents	(3,690)	(14,618)
Cash and cash equivalents as of the beginning of the period	61,296	74,575
Cash and cash equivalents as of the end of the period	$57,606	$59,957
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$324	$417
Income taxes	181	30

See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

Notes to Consolidated Financial Statements, March 31, 2012 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2011, which were derived from the Company’s audited consolidated Annual Report on Form 10-K for the year ended December 31, 2011.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

New Accounting Pronouncements –
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the Company's consolidated financial position or results of operations.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expeted to have a material impact on the Company's financial position, results of operations, or cash flows.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of March 31, 2012 and December 31, 2011, all investment securities were classified as available for sale.

Our available for sale securities totaled $42.5 million and $37.6 million as of March 31, 2012 and December 31, 2011, respectively. Securities with a fair value of $0.5 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $5.4 million and $2.5 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer, respectively, as collateral for public deposits at March 31, 2012.  Securities with a fair value of $0.6 million were pledged to the FRB and an additional $5.3 million and $2.0 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2011.  Our investment portfolio consists of the following securities:

•	U.S. Government agency securities (“U.S. Agencies”)

•	U.S. Government sponsored residential mortgage backed securities (“MBS”),

•	Non-Government sponsored residential MBS, and

•	Municipal securities (“Municipals”):

◦	North Carolina

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2012 and December 31, 2011 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2012
U.S. Agencies	$441	$—	$—	$441
Government sponsored MBS
Residential	37,791	450	(59)	38,182
Non-Government sponsored MBS
Residential	123	2	—	125
Municipal securities
North Carolina	3,501	234	—	3,735
Total at March 31, 2012	$41,856	$686	$(59)	$42,483

December 31, 2011
US government agencies	$483	$—	$—	$483
Government sponsored MBS
Residential	30,399	416	(26)	30,789
Non-Government sponsored MBS
Residential	133	2	—	135
Municipal securities
North Carolina	3,505	197	—	3,702
Out of state	2,444	42	—	2,486
Total at December 31, 2011	$36,964	$657	$(26)	$37,595

Sales and calls of securities available for sale for the three months ended March 31, 2012 and March 31, 2011 resulted in aggregate gross realized gains of $54 thousand and $13 thousand respectively, and no realized losses.

The amortized cost and estimated market values of securities as of March 31, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	March 31, 2012
	Fair Value	Amortized Cost
U.S. Agencies
Due after five years through ten years	$441	$441
Total US Agencies	$441	$441

Government sponsored MBS
Residential
Due after one year through five years	$82	$77
Due after five years through ten years	333	311
Due after ten years	37,767	37,403
Total government sponsored MBS	$38,182	$37,791

Non-Government sponsored MBS
Residential
Due after ten years	$125	$123
	125	123
Municipal bonds
North Carolina
Due within one year	$299	$295
Due after one year through five years	2,540	2,363
Due after five years through ten years	896	843
Total North Carolina municipal bonds	$3,735	$3,501

As of March 31, 2012 and December 31, 2011, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Government sponsored MBS
Residential	$12,533	$(59)	$—	$—	$12,533	$(59)
Total at March 31, 2012	$12,533	$(59)	$—	$—	$12,533	$(59)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Government sponsored MBS
Residential	$9,669	$(26)	$—	$—	$9,669	$(26)
Total at December 31, 2011	$9,669	$(26)	$—	$—	$9,669	$(26)

All securities owned as of March 31, 2012 and December 31, 2011 are investment grade. During the quarters ended March 31, 2012 and December 31, 2011, the Company elected to phase out its out of state municipal securities, with the last transaction completed by March 31, 2012. These securities were sold or called at a net gain to the Company.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The Company evaluates securities for other-than-temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of March 31, 2012 and December 31, 2011, the Company held 11 investment positions with unrealized losses of $59.0 thousand and $26.0 thousand, respectively. As of March 31, 2012, these investments were in U.S. Government sponsored MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

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

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Total Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders.  The Company's other comprehensive income (loss) and accumulated other comprehensive loss are comprised of unrealized gains and losses on certain investments in debt securities and pension adjustments.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans — Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the effective interest method. Loans (net) are reduced by the allowance for loan losses ("ALLL"). Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.
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
When a loan is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.
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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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
The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs ("ASC 450 reserve"), and a specific allowance method for impaired and TDR loans ("ASC 310 reserve"). The qualitative analysis for the ASC 450 reserve is patterned after the guidelines provided under the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

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
Management has identified factors which, by nature, are subjective and for which no quantitative drivers have been established, such as lending policies, competition, and regulatory requirements. In the quarter ended March 31, 2012, the qualitative factor for competition was increased by 8 basis points ("bps") due to increased competition for our qualified borrowers to move to other banks that can offer more attractive terms, such as longer term low fixed rate loans. Management has developed, from historical loan and economic information, quantitative drivers for most of the qualitative factors. The quantitative drivers , to which different weights are assigned based on management's judgment, are reviewed and updated quarterly based on updated quarterly and eight quarter rolling data. For example, more weight is assigned to changes in Doubtful account balances than that assigned to changes in Substandard balances.
The quantitative loss history is based on an eight quarter rolling history of losses incurred by different loan types within the loan portfolio. The qualitative factors by loan type are added to the quantitative loss factors and multiplied by the balances of each loan type to determine the ASC 450 reserve. The actual eight quarter loss history is 64 bp of average loans outstanding as of March 31, 2012. The qualitative factors applied to the ASC 450 calculations totaled 1.41% and the quantitative factors varied from a net recovery to 53.55% for overdrafts.
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
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass, internal watch, special mention, or criticized categories, which includes substandard, doubtful, and loss. Credit risk ratings are applied individually to all classes of loans and leases. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.
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
Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the ALLL, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $21.1 thousand and $23.7 thousand for March 31, 2012 and December 31, 2011, respectively, were reflected in other liabilities on the Consolidated Balance Sheets.

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011

Commercial	$4,772	$7,688
Commercial real estate:
Construction	1,894	1,871
Owner occupied	17,994	20,352
Other	24,536	24,831
Faith-based non-profit
Construction	2,751	2,287
Owner occupied	76,432	78,161
Other	8,637	8,703
Residential real estate:
First mortgage	26,870	27,896
Multifamily	6,222	7,207
Home equity	4,229	4,457
Construction	—	—
Consumer	1,480	1,667
Other loans	2,953	2,964
Loans, net of deferred fees	178,770	188,084
ALLL	(3,697)	(3,850)

Loans, net of ALLL	$175,073	$184,234

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of March 31, 2012, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised approximately 49.12% of the total loan portfolio  The reserve allocated for these loans is

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

29.96% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the current economic downturn.

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of March 31, 2012:

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance March 31, 2012
(Dollars in thousands)
Commercial	$—	$64	$64
Commercial real estate	225	827	1,052
Faith-based non-profit	50	1,057	1,107
Residential real estate	542	767	1,309
Consumer	—	46	46
Other loans	—	52	52
Unallocated	—	67	67
Total	$817	$2,880	$3,697

Loans:
(Dollars in thousands)
Commercial	$590	$4,182	$4,772
Commercial real estate	8,086	36,338	44,424
Faith-based non-profit	13,713	74,107	87,820
Residential real estate	2,012	35,309	37,321
Consumer	—	1,480	1,480
Other loans	—	2,953	2,953
Total	$24,401	$154,369	$178,770

The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2011:

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance December 31, 2011
(Dollars in thousands)
Commercial	$—	$348	$348
Commercial real estate	119	852	971
Faith-based non-profit	56	1,072	1,128
Residential real estate	543	756	1,299
Consumer	2	60	62
Other loans	—	42	42
Unallocated	—	—	0
Total	$720	$3,130	$3,850

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Loans:	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance December 31, 2011
(Dollars in thousands)
Commercial	$590	$7,098	$7,688
Commercial real estate	6,828	40,226	47,054
Faith-based non-profit	13,816	75,335	89,151
Residential real estate	2,180	37,380	39,560
Consumer	2	1,665	1,667
Other loans	—	2,964	2,964
Total	$23,416	$164,668	$188,084

Total impaired loans including TDR loans was $24.4 million as of March 31, 2012 and $23.4 million as of December 31, 2011. Two real estate secured commercial loans loans totaling $1.4 million were restructured in the quarter ended March 31, 2012. Of the 40 TDRs at March 31, 2012, 28 loans totaling $13.8 million were in compliance with the restructured terms.

The following tables show impaired loans, excluding TDR loans, with and without valuation allowances as of March 31, 2012 and December 31, 2011:

(Dollars in thousands)
	March 31, 2012	December 31, 2011
Loans with no allocated ALLL	$3,348	$3,214
Loans with allocated ALLL	1,144	1,545
Total	4,492	4,759
Amount of the ALLL allocated	$571	$600

	For the Three Months Ended		For the Year Ended
(Dollars in thousands)	March 31, 2012	March 31, 2011	December 31, 2011
Average of impaired loans during the periods ended	$4,625	$8,119	$6,338

The following table shows TDR loans with and without valuation allowances as of the periods ending March 31, 2012 and December 31, 2011:

(Dollars in thousands)	March 31, 2012	December 31, 2011

Loans with no ALLL	$17,937	$16,919
Loans with allocated ALLL	1,972	1,738
Total	$19,909	$18,657
Amount of the ALLL allocated	$246	$120

(Dollars in thousands)	For the Three Months Ended		For the Year Ended
	March 31, 2012	March 31, 2012	December 31, 2011
Average of TDR loans during the periods ended	$19,283	$10,668	$14,016

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding TDR loans, by class of loans as of March 31, 2012:

	March 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned Three Months

With no related ALLL recorded
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—		—
Owner occupied	446	446	446	—	—
Other	56	56	56	—	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	2,522	2,522	2,522	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	324	324	324	—	—
Multifamily	—	—	—	—	—
Home Equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans without ALLL recorded	$3,348	$3,348	$3,348	$—	$—
With an ALLL recorded
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	49	49	49	23	—
Other	40	40	40	10	—
Faith-based non-profit		—
Construction	—	—	—	—	—
Owner Occupied	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	962	962	962	477	8
Multifamily	—	—	—	—	—
Home equity	93	93	93	61	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans with ALLL recorded	$1,144	$1,144	$1,144	$571	$8
Total impaired loans	$4,492	$4,492	$4,492	$571	$8

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans individually evaluated for impairment, excluding TDR     loans, by loan class, as of December 31, 2011.

	Unpaid Principal Balance	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned Three Months
(Dollars in thousands)
With no related ALLL recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	322	322	322	—	17
Other	56	56	56	—	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	2,522	2,522	2,522	—	61
Other	—	—	—	—	—
Residential real estate:
First mortgage	402	402	314	—	5
Multifamily	—	—	—	—	—
Home Equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans without ALLL recorded	$3,302	$3,302	$3,214	$—	$83
With an ALLL recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	279	279	279	47	—
Other	40	40	40	10	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	763	763	762	290	36
Multifamily	—	—	—	—	—
Home equity	462	462	462	251	—
Construction	—	—	—	—	—
Consumer	2	2	2	2	—
Total impaired loans with ALLL recorded	$1,546	$1,546	$1,545	$600	$36
Total impaired loans	$4,848	$4,848	$4,759	$600	$119
The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs where applicable.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDR loans by class of loans as of March 31, 2012:

	March 31, 2012
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned Three Months

With no ALLL recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	618		618	618	—	—
Owner occupied	728	—	728	728	—	11
Other	5,114	—	5,114	5,114	—	31
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,293	103	10,190	10,287	—	103
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	610	—	610	600	—	1
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no ALLL recorded	$18,930	$103	$18,827	$17,937	$—	$146
With an ALLL recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	377	—	377	377	14	10
Owner occupied	241	—	241	242	102	5
Other	416	—	416	416	76	8
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner occupied	904	3	900	904	50	17
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	33	6	27	33	4	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with ALLL recorded	$1,971	$9	$1,961	$1,972	$246	$40
Total TDR loans	$20,901	$112	$20,788	$19,909	$246	$186

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDR loans by class of loans as of December 31, 2011:

	December 31, 2011
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned

With no ALLL recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	628	—	628	628	—	—
Owner occupied	893	—	893	895	—	40
Other	5,112	—	5,112	3,814	—	32
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,391	103	10,288	10,385	—	474
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	617	9	608	607	—	7
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no ALLL recorded	$19,208	$112	$19,096	$16,919	$—	$553
With an ALLL recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	378	—	378	378	15	26
Owner occupied	416	—	416	416	47	34
Other	—	—	—	—	—	—
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	908	—	909	909	56	50
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	35	—	35	35	2	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with ALLL recorded	$1,737	$—	$1,738	$1,738	$120	$110
Total TDR loans	$20,945	$112	$20,834	$18,657	$120	$663

The recorded investment in the loan balance is net of deferred fees and costs, and partial charge-offs, where applicable.

The Bank modifies certain loans in a TDR where the borrowers are experiencing financial difficulties. These concessions

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

typically result from loss mitigation recommendations developed by the Bank's problem loan solutions team. Concessions could include reductions below market interest rates, payment extensions, forbearance from foreclosure, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Management has proactively identified potential repayment issues developing, and has elected to offer concessions to borrowers prior to the borrowers actually failing to perform under the original terms of the loan. In such cases, when the borrower has continued to pay throughout the life of the loan, the loan will remain on accruing status after being identified as a TDR.

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

The Bank completed two TDR modifications during the quarter ended March 31, 2012, both of which are secured by real estate. Management has disclosed the recorded investment and number of all TDR loans within the last year that were in default in the current reporting period.

The following table sets forth new TDR loans made during the periods presented:

	For the Three Months Ended
	March 31, 2012
(Dollars in thousands, excludes number of loans)	Number of Loans	Recorded Investment	Unpaid Principal Balance (net)	ALLL

Commercial real estate:
Owner occupied	1	$82	$82	$—
Other	1	1,359	1,354	—
Total TDR Loans	2	$1,441	$1,436	$—

During the three months ended March 31, 2012, one TDR residential real estate first mortgage with a balance of $0.2 million, that was restructured during the previous 12 months, defaulted. Of the loans restructured during the twelve months ended March 31, 2012, 14 loans totaling $8.0 million are paying as restructured.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

For the three months ended March 31, 2012 and 2011, the following table presents a breakdown of the types of concessions made by loan class:

	Three months ended March 31, 2012				Three months ended March 31, 2011
(Dollars in thousands, excludes number of loans)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment		Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Below market interest rate
Faith-based non-profit
Owner occupied	—	$—	$—		3	$3,388	$3,405
Residential real estate:
First mortgage	—	—	—		1	263	248

Extended payment terms
Commercial	—	—	—		1	20	20
Commercial real estate:
Owner occupied	1	82	82		1	73	70
Other	1	1,354	1,359		—	—	—
Faith-based non-profit
Owner occupied	—	—	—		2	1,001	998
Residential real estate:
Home equity	—	—	—		1	59	59
Consumer	—	—	—		1	11	11

Total	2	$1,436	$1,441	—	10	$4,815	$4,812

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012:

(Dollars in thousands except numbers of loans)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	618	1	—	—
Owner occupied	713	5	—	—
Other	3,449	4	977	1
Faith-based non-profit:
Construction	—
Owner occupied	5,437	3	—	—
Other	—		—	—
Residential real estate:
First mortgage	4,169	45	—	—
Multifamily	—	—	—	—
Home equity	132	4	—	—
Construction	—	—	—	—
Consumer	3	2	—	—
Total	$15,111	65	$977	1

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

(Dollars in thousands except numbers of loans)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based and non-profit:
Construction	—	—	—	—
Owner occupied	5,497	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Total	$15,326	62	$214	4

Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogenous loans that are

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

collectively evaluated for impairment and individually classified impaired loans. Loans which principal or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the bank to extend or modify maturity dates.

Due to the increases in non-performing loans, which is defined as non-accrual loans plus other real estate owned, as a percent of total assets and total loans at March 31, 2012, management elected to have an unallocated reserve, an amount in excess of the calculated reserves for ASC 450 and ASC 310 loans, rather than record a provision recovery for the quarter ended March 31, 2012.

Unrecognized income on non-accrual loans as of March 31, 2012 and December 31, 2011 was $2.1 million and $1.9 million, respectively.

Those loans over 90 days still accruing interest were in the process of modification.  In these cases, the borrowers are still making payments.

The following table presents loans not past due and the aging of the recorded investment in past due loans as of March 31, 2012 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total

Commercial	$—	$—	$590	$590	$4,182	$4,772
Commercial real estate:
Construction	—	—	618	618	1,276	1,894
Owner occupied	168	—	713	881	17,113	17,994
Other	73	—	4,426	4,499	20,037	24,536
Faith-based non-profit:
Construction	—	—	—	—	2,751	2,751
Owner occupied	104	1,244	2,522	3,870	72,562	76,432
Other	—	—	—	—	8,637	8,637
Residential real estate:
First mortgage	1,100	84	3,274	4,458	22,412	26,870
Multifamily	—	—	—	—	6,222	6,222
Home equity	11	—	122	133	4,096	4,229
Construction	—	—	—	—	—	—
Consumer	7	1	—	8	1,472	1,480
Other loans	—	—	—	—	2,953	2,953
Total	$1,463	$1,329	$12,265	$15,057	$163,713	$178,770

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans not past due and the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based non-profit:
Construction	—	—	—	—	2,287	2,287
Owner occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—	—	—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

Non-accruals increased $0.2 million in the period ending March 31, 2012 from the period ending December 31, 2011, while the total loans past due from the tables above decreased by $1.7 million over the same period. The reason why the total loans past due declined in the tables above when total non-accruals increased is because the total loans past due in the tables above do not include loans less than 30 days past due. The table below shows that the Company has $3.6 million in non-accrual loans that are less than 30 days past due.

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended March 31, 2012.

(Dollars in thousands except number)	March 31, 2012
	Amount	Number
Loans past due over 90 days still on accrual	$977	1
Nonaccrual loans past due
Less than 30 days	$3,575	10
30-59 days	424	4
60-89 days	—	—
90+ days	11,112	51
Nonaccrual loans	$15,111	65

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Changes in the allowance for loan losses as of and for the three months ended March 31, 2012 are as follows:

(Dollars in thousands)	December 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	March 31, 2012
Commercial	$348	$—	$—	$(284)	$64
Commercial real estate	971	(56)	4	133	1,052
Faith-based non-profit	1,128	—	1	(21)	1,107
Residential real estate	1,299	(98)	4	102	1,308
Consumer	62	(12)	4	(8)	46
Other	42	—	—	10	52
Unallocated	—	—	—	67	67
Total	$3,850	$(166)	$13	$—	$3,697

Changes in the allowance for loan losses as of and for the three months ended March 31, 2011 are as follows:

(Dollars in thousands)	December 31, 2010	Charge-offs	Recoveries	Provision/ (Recovery)	March 31, 2011
Commercial	$651	$—	$94	$(160)	$585
Commercial real estate	651	—	123	(35)	739
Faith-based non-profit	1,291	—	—	(138)	1,153
Residential real estate	1,045	—	—	39	1,084
Consumer	105	—	—	(12)	93
Other	110	(7)	10	54	167
Unallocated	—	—	—	—	—
Total	$3,853	$(7)	$227	$(252)	$3,821

The Company experienced $153 thousand in net loan charge-offs for the three months ended March 31, 2012 compared to $220 thousand in net loan recoveries for the three months ended March 31, 2011. On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.62% as of March 31, 2011 to 0.57% as of December 31, 2011, and increased 7 basis points (“bp”) to 0.64% as of March 31, 2012.

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

•
Pass.  (Includes internal watch) Loans are classified as pass in all classes within the commercial, faith-based non-profit, mortgage, consumer, and other portfolio segments that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.   These loans exhibit a low likelihood of loss related to those loans that are considered pass.

Management’s definitions of risk characteristics were reviewed and updated during 2010.

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$4,171	$—	$11	$590	$4,772
Commercial real estate:
Construction	892	—	1,002	—	1,894
Owner occupied	13,283	1,965	2,746	—	17,994
Other	14,728	1,001	8,807	—	24,536
Faith-based and non-profit:
Construction	2,751	—	—	—	2,751
Owner occupied	49,822	11,227	15,383	—	76,432
Other	8,063	569	5	—	8,637
Residential real estate:
First mortgage	21,230	1,356	4,284	—	26,870
Multifamily	5,635	89	498	—	6,222
Home equity	3,312	—	917	—	4,229
Construction	—	—	—	—	—
Consumer	1,459	11	10	—	1,480
Other loans	2,953	—	—	—	2,953
Total	$128,299	$16,218	$33,663	$590	$178,770

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

As of March 31, 2012, the allowance for loan losses by class of loans, is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$63	$—	$1	$—	$64
Commercial real estate:
Construction	13	—	15		28
Owner occupied	309	43	153		505
Other	336	24	160	—	520
Faith-based and non-profit:
Construction	39	—	—	—	39
Owner occupied	720	155	82	—	957
Other	103	8	—	—	111
Residential real estate:
First mortgage	587	32	491	—	1,110
Multifamily	111	1	11	—	123
Home equity	7	—	68	—	75
Construction	—	—	—	—	—
Consumer	45	1	—	—	46
Other loans	52				52
Unallocated	67				67
Total	$2,452	$264	$981	$—	$3,697

As of December 31, 2011, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$6,882	$204	$12	$590	$7,688
Commercial real estate:
Construction	857	—	1,014	—	1,871
Owner occupied	15,766	1,996	2,590	—	20,352
Other	14,938	1,004	8,889	—	24,831
Faith-based and non-profit:
Construction	2,287	—	—	—	2,287
Owner occupied	51,354	10,766	16,041	—	78,161
Other	8,125	572	6	—	8,703
Residential real estate:
First mortgage	21,938	1,363	4,595	—	27,896
Multifamily	6,661	42	504	—	7,207
Home equity	3,529	—	928	—	4,457
Construction	—	—	—	—	—
Consumer	1,644	14	7	2	1,667
Other loans	2,964	—	—	—	2,964
Total	$136,945	$15,961	$34,586	$592	$188,084

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

As of December 31, 2011, and based on the most recent analysis performed, the allowance for loan losses by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$347	$—	$1	$—	$348
Commercial real estate:
Construction	12		16	—	28
Owner occupied	328	41	71	—	440
Other	322	23	158	—	503
Faith-based and non-profit:
Construction	32	—	—	—	32
Owner occupied	740	156	88	—	984
Other	104	8	—	—	112
Residential real estate:
First mortgage	444	31	347	—	822
Multifamily	128	1	11	—	140
Home equity	72	—	265	—	337
Construction	—	—	—	—	—
Consumer	56	—	—	6	62
Other loans	42	—	—	—	42
Total	$2,627	$260	$957	$6	$3,850

6.	OTHER REAL ESTATE OWNED ("OREO")
At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor and recording fees. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. The following table shows the activity in OREO properties from December 31, 2011 to March 31, 2012.

Dollars in thousands	December 31, 2011	Sales	Impairments	Additions	March 31, 2012

Commercial	$2,481	$—	$—	$—	$2,481
Faith-based and non-profit	253	(54)	—	—	199
Residential	174	(45)	—	—	129
Land	307	—	—	—	307
Total	$3,215	$(99)	$—	$—	$3,116

The Company sold a faith-based facility at a $3 thousand loss, and a residential property at a $2 thousand gain which both are recorded in Realized gain on sale of other real estate owned. Along with those two sales the Company recorded $2 thousand in deferred gains from prior period sales of an OREO property.

7.	BORROWINGS

Borrowings as of March 31, 2012 and December 31, 2011 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% which matures in 2020, a capital lease of $0.3 million with an interest rate of 1.60%, and $1.9 million in participations sold (that do not qualify for "sold" treatment under GAAP) with an effective interest rate of 4.25% .
.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	March 31, 2012
	Amount	Maturity Date	Rate
Fixed Rate Note	$720	2020	0.50%

	December 31, 2011
	Amount	Maturity Date	Rate
Fixed Rate Note	$725	2020	0.50%

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million.  The Company periodically tests its federal funds lines of credit with these correspondent banks.  These lines were tested in the quarter ended March 31, 2012. The Company had unused borrowing capacity with the FHLB of $7.6 million and $7.5 million, as of March 31, 2012 and December 31, 2011, respectively.

8.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The Bank did not make any contributions to the Cash Balance Plan during the three months ended March 31, 2012.  The contributions paid during the three months ended March 31, 2011, totaled $47 thousand. The Cash Balance Plan was not fully funded as of March 31, 2012 and December 31, 2011. The Bank expects to provide $0.3 million in additional funding to the Cash Balance Plan in 2012.  The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $12.8 million face value covering all the participants in the SERP. Increases in the cash surrender value of the BOLI policies totaled $50 thousand and $48 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. The cash surrender value of the BOLI owned by the Bank was $5.8 million as of March 31, 2012 and December 31, 2011. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2012.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended March 31, 2012 and March 31, 2011 were:

(Dollars in thousands)	Cash Balance Plan		SERP		Total
	2012	2011	2012	2011	2012	2011
Service cost	$36	$34	$—	$—	$36	$34
Interest cost	56	62	24	27	80	89
Expected return on plan assets	(66)	(60)	—	—	(66)	(60)
Amortization of prior service costs	—	—	—	1	—	1
Amortization of net loss	53	38	4	1	57	39
Net periodic cost	$79	$74	$28	$29	$107	$103

The Bank had a liability for the Cash Balance Plan of $1.7 million and $1.6 million for the periods ending March 31, 2012 and December 31, 2011, respectively.  The liability is included in Other Liabilities within the Consolidated Balance Sheets.  The accrued liability and accumulated benefit obligations for the SERP was $2.3 million  for the periods ending March 31, 2012 and

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

December 31, 2011.   The balance is included in Other Liabilities within the Consolidated Balance Sheets.  The March 31, 2012 fair value of the pension plan assets is immaterially different from what was reported for December 31, 2011 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary.  Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $54 thousand and $44 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Code. At March 31, 2012 and December 31, 2011, the amount of the non-qualified deferred compensation plan liability was $0.3 million.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of March 31, 2012 and December 31, 2011, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise.  Thereafter, amounts are accrued by a charge to employee benefits. As of March 31, 2012 and December 31, 2011, $0.2 million was recorded in other liabilities for the split dollar benefit.

9.	COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

Commitments to extend credit are agreements to lend to a customer as long as the customer complies with the conditions established in the loan commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation of the counter parties. Collateral varies and may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to add security for a customer's obligation to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk as of March 31, 2012 and December 31, 2011, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at March 31, 2012 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Unaudited
Less than one year	$320	$13,528	$13,848
One to three years	158	1,186	1,344
Three to five years	—	5,939	5,939
More than five years	71	2,750	2,821
	$549	$23,403	$23,952

10.	FAIR VALUE MEASUREMENT

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Assets measured at fair value on a recurring basis as of March 31, 2012 were:

(Dollars in thousands)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
U.S. Agencies	$441	$—	$441	$—
Government sponsored MBS
Residential	38,182	—	38,182	—
Non-Government sponsored MBS
Residential	125	—	125	—
Municipal securities
North Carolina	3,735	—	3,735	—
Mortgage Servicing Rights	45	—	—	45
Total	$42,528	$—	$42,483	$45

Assets measured at fair value on a recurring basis as of December 31, 2011 were:

(Dollars in thousands)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
U.S. Agencies	$483	$—	$483	$—
Government sponsored MBS
Residential	30,789	—	30,789	—
Non-Government sponsored MBS
Residential	135	—	135	—
Municipal securities
North Carolina	3,702	—	3,702	—
Out of state	2,486	—	2,486	—
Mortgage Servicing Rights	46	—	—	46
	$37,641	$—	$37,595	$46

The table below displays the change in all recurring Level 3 Assets from December 31, 2011 to March 31, 2012:

(Dollars in thousands)	Mortgage Servicing Rights
(Unaudited)
Beginning balance (December 31, 2011)	$46
Amortization	(1)
Ending Balance (March 31, 2012)	$45

Assets and Liabilities Measured on a Nonrecurring Basis:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2012 were:

(Dollars in thousands)
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,116	$—	$—	$3,116
Impaired and TDR Loans:
Commercial	590			590
Commercial real estate	7,861			7,861
Faith-based non-profit	13,663			13,663
Residential real estate:	1,470	—	—	1,470
Total	$26,700	$—	$—	$26,700

Assets measured at fair value on a nonrecurring basis as of December 31, 2011 were:

(Dollars in thousands)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,215	$—	$—	$3,215
Impaired and TDR loans:
Commercial	590			590
Commercial real estate	6,709			6,709
Faith-based non-profit	13,760			13,760
Residential real estate:	1,637			1,637
Total	$25,911	$—	$—	$25,911

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Quantitative Information about Level 3 Fair Value Measurements

Description	March 31, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Nonrecurring:
Other real estate owned	$3,116	discounted appraisals	collateral discounts	6-20%
Impaired and TDR loans	23,584	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	45	discounted cash flow	PSA speed	374%
			cost to service	5.50%
			investor yield	9.00%
Total	$26,745

Description	December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Nonrecurring:
Other real estate owned	$3,215	discounted appraisals	collateral discounts	6-20%
Impaired and TDR loans	22,696	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	46	discounted cash flow	PSA speed	306%
			cost to service	5.50%
			investor yield	9.00%
Total	$25,957

The Company discloses estimated fair values for its significant financial instruments.  The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2011 or 2012.

Cash and Cash Equivalents: The carrying amount of cash, due from banks, and federal funds sold approximates fair value, and is therefore considered Level 1 input.

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

For all loans, assumptions regarding the characteristics and segregation of loans, maturities, credit risk, cash flows, and discount rates are judgmentally determined using specific borrower and other available information and is therefore considered a Level 3 input.

Accrued Interest Receivable and Payable: The fair value of interest receivable and payable is estimated to approximate the carrying amounts and is therefore considered a Level 1 input.

Deposits: The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

market accounts, is equal to the carrying amount and is therefore considered a Level 1. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities and is therefore considered a Level 2.

Borrowings: The fair value of borrowings is based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for similar advances or borrowings and is therefore considered a Level 3 input.

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing variable rate commitments, the Company has determined they do not have a distinguishable fair value.

As of March 31, 2012 and December 31, 2011, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	March 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$57,606	$57,606	$57,606	$—	$—
Marketable securities	42,483	42,483	—	42,483	—
Loans, net of allowances for loan losses	175,073	180,360	—	—	180,360
Accrued interest receivable	798	798	798	—	—
Liabilities:
Non-maturity deposits	$133,563	$133,563	$133,563	$—	$—
Maturity deposits	119,078	118,792	—	118,792	—
Other borrowings	2,905	2,670	—	—	2,670
Accrued interest payable	146	146	146	—	—
	December 31, 2011
Assets:	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,296	$61,296	$61,296	$—	$—
Marketable securities	37,595	37,595	—	37,595	—
Loans, net of allowances for loan losses	184,234	188,545	—	—	188,545
Accrued interest receivable	764	764	764	—	—
Liabilities:
Non-maturity deposits	$123,488	$123,488	$123,488	$—	$—
Maturity deposits	135,656	135,378	—	135,378	—
Other borrowings	2,939	2,676	—	—	2,676
Accrued interest payable	196	196	196	—	—

11.	SUBSEQUENT EVENTS
There were no subsequent events to report.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SELECTED FINANCIAL DATA

The following tables sets forth selected financial information for the Company, including balance sheets and operational data as of and for the three months ended March 31, 2012, and March 31, 2011, portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Balance Sheet Data	As of March 31,
(Dollars in thousands)	2012	2011
(Unaudited)
Cash and due from banks	$57,606	$59,957
Securities	42,483	23,387
Gross loans	178,770	197,881
Allowance for loan losses	(3,697)	(3,821)
Total assets	297,660	297,220
Deposits	252,641	254,177
Borrowings	2,905	740
Stockholders' equity	36,473	36,786

Summary of Operations	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011
(Unaudited)
Interest income	$2,880	$3,104
Interest expense	274	417
Net interest income	2,606	2,687
Recovery for loan losses	—	(250)
Net interest income after recovery for loan losses	2,606	2,937
Other operating income	526	575
Other operating expense	2,979	3,007
Pre-tax net income	153	505
Income tax expense	12	140
Preferred dividends and accretion	59	59
Net income (1)	$82	$306

Index
M&F BANCORP, INC.

	For the Three Months Ended March 31,
	2012	2011
Per Share Data (1)
Net income basic and diluted	$0.04	$0.15
Common stock dividends	—	—
Book value per share of common stock (2)	12.18	12.33
Average common shares outstanding	2,031,337	2,031,337
Selected Ratios (1)
Return on average assets	0.11%	0.40%
Return on average stockholders' equity	0.89	3.36
Dividend payout ratio	$—	$—
Average stockholders' equity to average total assets	12.11	11.99
Net interest margin (3)	3.69%	3.81%

(1) available to common stockholders
(2) stockholders equity reduced by liquidation value of preferred stock
(3) on a tax equivalent ("TE") basis

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Concerns regarding the downgrade of the U.S. Government’s credit rating could have a material adverse effect on our business, financial condition, liquidity, and results of operations;

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended March 31, 2012.

•
Net income before preferred stock dividends was $0.1 million for the three months ended March 31, 2012 and $0.4 million for the three months ended March 31, 2011.  For the three months ended March 31, 2012, net income available to common stockholders was $0.1 million, or $0.04 per common share. For the three months ended March 31, 2011, net income available to common stockholders was $0.3 million, or $0.15 per common share.

•
Interest income on loans decreased by $0.3 million or 9.94% while interest income on investments and cash increased $0.1 million resulting in total interest income declining $0.2 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Average loans outstanding for the three months ended March 31, 2012 decreased $17.8 million from the March 31, 2011 level, and the rate for average loan interest decreased 7 basis points ("bps") compared to the three months ended March 31, 2011, mainly due to the increase in average impaired during the three months ended March 31, 2012 compared to the same period in 2011.

•
Interest expense on deposits decreased $0.1 million and interest expense on borrowings remained flat, resulting in total interest expense being $0.1 million less in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Average interest-bearing deposits outstanding decreased $9.7 million during the three months ended March 31, 2012 from March 31, 2011; however, the average cost of those deposits decreased 24 bps in the three months ended March 31, 2012 compared to the same period in March 31, 2011.  Average borrowings in the three months ended March 31, 2012 increased $0.3 million compared to the March 31, 2011 balance, and the cost of those borrowings decreased  39 bps during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The cause of the borrowing rate decrease was due to a decline in the effective yield on loan participations sold (that do

Index
M&F BANCORP, INC. AND SUBSIDIARY

not qualify for "sold" treatment under GAAP).

•
Net interest income, due to the above factors, decreased $0.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The net interest margin, on a TE basis for the three months ended March 31, 2012 was 3.69% compared to 3.81% for the three months ended March 31, 2011, a decrease of 12 bps.

•
The ending balance of the Allowance for Loan Losses as a percentage of loans outstanding increased to 2.07% as of March 31, 2012 compared to 2.05% as of December 31, 2011.  The $13.9 million decrease in average gross loans outstanding compared to December 31, 2011, and net charge offs of $0.2 million during the three months ended March 31, 2012, led management to determine that the Company did not need to record a loan loss provision for the three months ended March 31, 2012.

•
Noninterest income decreased by $46 thousand in the three months ended March 31, 2012 over the same period in 2011, the decrease was primarily the result of an increase in realized gains from the sale AFS securities offset by a decrease in realized gains from the disposal of assets.

•
Noninterest expense decreased $28 thousand in the three months ended March 31, 2012 over the same period in 2011 largely driven by an increase in Salaries and employee benefits offset by decreases in Occupancy, Marketing, Professional, and FDIC Insurance expenses

•	Preferred stock dividends in the three months ended March 31, 2012 and March 31, 2011 were $0.1 million . The dividend yield for the three months ended March 31, 2011 and March 31, 2012, was 2.00%.

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

The Company’s significant accounting policies are discussed below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared with three months ended March 31, 2011

•
Net income before preferred stock dividends was $0.1 million and $0.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Net income available to common stockholders for the three months ended March 31, 2012 was $0.1 million or $0.04 per share. Net income available to common stockholders for the three months ended March 31, 2011 was $0.3 million or $0.15 per share.

•	Net operating income before income taxes and preferred dividends for the three months ended March 31, 2012 and March 31, 2011 was $0.2 million and $0.5 million, respectively.

◦	Net interest margin decreased from 3.81% for the three months ended March 31, 2011 to 3.69% for the three months ended March 31, 2012 due to:

▪
Average loans outstanding decreased $17.8 million in 2012 over 2011, while yields on average loans decreased from 5.72% for the three months ending March 31, 2011 to 5.65% for the three months ending March 31, 2012, resulting in a $0.3 million lower interest income from loans. Income from loans decreased in large part due to the decrease in average loans outstanding and the average yield.

▪
Average interest bearing deposits outstanding decreased $9.7 million in 2012 over 2011.  The interest expense on deposits decreased by $0.1 million in the three months ended March 31, 2012 compared to the same period in 2011 due to a reduction in our average yield on deposits and the average outstanding balance.

▪	Average borrowings outstanding increased $0.3 million from the 2011 average balance, and the average rate paid on borrowings decreased 3.40% to 3.01%, from the same period.

◦
Noninterest income decreased $49 thousand in 2012 from 2011, the decrease was primarily the result of an increase in realized gains from the sale AFS securities offset by a decrease in realized gains from the disposal of assets.

◦

◦
Noninterest expense decreased in 2012 by $28 thousand.  The change was caused by an increase in salaries and employee benefits mainly due to additions in problem asset management offset by decreases in Occupancy, Marketing, Professional, and FDIC Insurance expenses.

◦
The above decrease in the net interest income was amplified by a loan recovery of $0.3 million from the three months ended March 31, 2011. The zero loan provision booked during the three months ended March 31, 2012, inherently, led the net interest income after loan provision to decline compared to the same period in 2011.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total

Index
M&F BANCORP, INC. AND SUBSIDIARY

interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.1 million, or 3.01%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended March 31, 2012 was $285.4 million, up 0.44% compared to $286.6 million for the three months ended March 31, 2011. On a fully TE basis, net interest margin was 3.69% and 3.81% for the three months ended March 31, 2012 and March 31, 2011, respectively. The net interest spread decreased 8 bps to 3.55% for the three months ended March 31, 2012, from 3.63% for the three months ended March 31, 2011. The yield on average interest-earning assets was 4.07% and 4.39% for the three months ended March 31, 2012 and March 31, 2011, respectively, a decrease of 32 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.52% and 0.76%, respectively, a decrease of 24  bps due to the ongoing low interest rate environment and large low yielding cash holdings at the Federal Reserve Bank of Richmond (the "FRB").

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As loans and time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these loans and deposits.

Interest income decreased 7.2% for the three months ended March 31, 2012 to $2.9 million, from $3.1 million for the three months ended March 31, 2011. The average balances of loans, which had overall yields of 5.65% for the three months ended March 31, 2012 and 5.72% for the three months ended March 31, 2011, respectively, decreased from $201.3 million for the three months ended March 31, 2011 to $183.5 million for the three months ended March 31, 2012. The average balance of investment securities increased $17.6 million, from $21.1 million for the three months ended March 31, 2011 to $38.7 million for the three months ended March 31, 2012. The TE yield on investment securities decreased from 4.30% for the three months ended March 31, 2011 to 2.83% for the three months ended March 31, 2012. In the low interest rate environment, higher yield investments that are amortizing or being called are replaced by the new investments with lower yields. The average balances of federal funds and other short-term investments declined from $64.3 million for the three months ended March 31, 2011 to $63.2 million for the three months ended March 31, 2012, and the average yield in this category remained flat at 0.25% over the same time period.  This decrease in the average balances year over year for federal funds sold and other short-term investments combined with decreasing loan balances had a negative impact on net interest margin.

Interest expense decreased 34.29% for the three months ended March 31, 2012, to $0.3 million, from $0.4 million for the three months ended March 31, 2011.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $216.1 million for the three months ended March 31, 2011, to $206.3 million for the three months ended March 31, 2012. The average rate paid on interest-bearing deposits decreased 24 bps from 0.73% for the three months ended March 31, 2011 to 0.49% for the three months ended March 31, 2012, primarily caused by the decreases in rates paid on time deposits.

The average borrowings outstanding increased $0.3 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. The average rate on borrowings decreased from 3.40% to 3.01% for the three months ended March 31, 2012. The cause of the borrowing rate decrease was mainly due to a decline in the effective yield on participations sold (that do not qualify for "sold" treatment under GAAP).

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)	2012			2011
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$183,475	$2,592	5.65%	$201,262	$2,878	5.72%
Taxable securities	34,806	209	2.40	14,722	122	3.31
Nontaxable securities(2)	3,895	40	6.68	6,335	64	6.58
Federal funds sold and other interest on short-term investments	63,188	39	0.25	64,301	40	0.25
Total interest earning assets	285,364	2,880	4.07%	286,620	3,104	4.39%
Cash and due from banks	2,344			2,303
Other assets	20,945			19,202
Allowance for loan losses	(3,895)			(3,885)
Total assets	$304,758			$304,240
Liabilities and Equity
Savings deposits	$55,804	$32	0.23%	$62,066	$52	0.34%
Interest-bearing demand deposits	26,093	9	0.14	25,750	18	0.28
Time deposits	124,447	211	0.68	128,274	325	1.01
Total interest-bearing deposits	206,344	252	0.49	216,090	395	0.73
Borrowed funds	2,925	22	3.01	2,590	22	3.40
Total interest-bearing liabilities	209,269	274	0.52%	218,680	417	0.76%
Non-interest-bearing deposits	52,586			43,480
Other liabilities	5,992			5,614
Total liabilities	267,847			267,774
Stockholders' equity	36,911			36,466
Total liabilities and stockholders' equity	$304,758			$304,240
Net interest income		$2,606			$2,687
Non-taxable securities		40			64
Tax equivalent adjustment (3)		25			40
Tax equivalent net interest income		$2,631			$2,727
Net interest spread (4)			3.55%			3.63%
Net interest margin (5)		3.69%			3.81%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2) The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%.
(3) The tax equivalent adjustment is computed using a  blended tax rate of 38.55%.
(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Noninterest Income.  Noninterest income decreased 8.52%, or $49 thousand, for three months ended March 31, 2012.  The decrease was primarily the result of an increase in realized gains from the sale AFS securities offset by a decrease in realized gains from the disposal of assets.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly

Index
M&F BANCORP, INC. AND SUBSIDIARY

monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 0.93% to $3.0 million for the three months ended March 31, 2012 from $3.0 million for the three months ended March 31, 2011. The largest impact to noninterest expense was an increase in salaries and employee benefits, offset by decreases in Occupancy, Marketing, Professional, and FDIC Insurance expenses

Salary and employee benefits expenses for the three months ended March 31, 2012 and March 31, 2011 were $1.5 million and $1.4 million, respectively.  The increase in salaries and employee benefits was mainly due to additions in problem asset management.

Occupancy expense was $0.4 million in the three months ended March 31, 2012 and the same period in 2011. A slight decline in the three months ended March 31, 2012, compared to the three months ended March 31, 2011, of $45 thousand, was caused by small declines in repairs and maintenance, rental expense, and miscellaneous occupancy expense.

Data processing and communications costs were $0.2 million, in the three months ended March 31, 2012 and the same period in 2011.

Directors and advisory board fees were $0.1 million for each the three month periods ended March 31, 2012 and 2011.

Professional fees decreased $26 thousand in the three months ended March 31, 2012 compared to the same period in 2011.  For both three month periods Professional fees ended at $0.2 million. The small decline in expense was mainly caused by a decline audit service fees.

OREO expense, net increased $23 thousand, due to an increase in miscellaneous OREO related expenses for the three months ended March 31, 2012.

FDIC insurance expense decreased $0.1 million to $0.1 million in the three months ended March 31, 2012 from the same period in 2011, due to a decline in our insurance premium rate along with a decline in deposits over the same periods.

All other noninterest expense remained relatively unchanged over these two periods.

Provision for Income Taxes.  The Company recorded an income tax expense of $12 thousand and $140 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. The overall effective rate decreased from a tax expense of 27.72% in the three months ended March 31, 2011 to a tax expense of 7.84% in the three months ended March 31, 2012, due to an increase in tax exempt interest income and permanent tax to book differences increasing.

ASSET QUALITY
Allowances for Loan Losses ("ALLL") - The ALLL is a valuation allowance which is established through a provision for loan losses charged to expense. When management believes that the collectability of the principal is unlikely, loans are charged against the ALLL. Subsequent recoveries, if any, are credited to the ALLL.
The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs ("ASC 450 reserve"), and a specific allowance method for impaired and TDR loans ("ASC 310 reserve"). The qualitative analysis for the ASC 450 reserve is patterned after the guidelines provided under the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

•	Changes in the quality of the loan review system and the degree of oversight by the Bank's Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements.
Management has identified factors which, by nature, are subjective and for which no quantitative drivers have been established, such as lending policies, competition, and regulatory requirements. In the quarter ended March 31, 2012, the qualitative factor for competition was increased by 8 basis points ("bps") due to increased competition for our qualified borrowers to move to other banks that can offer more attractive terms, such as longer term low fixed rate loans. Management has developed, from historical loan and economic information, quantitative drivers for most of the qualitative factors. The quantitative drivers , to which different weights are assigned based on management's judgment, are reviewed and updated quarterly based on updated quarterly and eight quarter rolling data. For example, more weight is assigned to changes in Doubtful account balances than that assigned to changes in Substandard balances.
The quantitative loss history is based on an eight quarter rolling history of losses incurred by different loan types within the loan portfolio. The qualitative factors by loan type are added to the quantitative loss factors and multiplied by the balances of each loan type to determine the ASC 450 reserve. As of March 31, 2012, the actual eight quarter loss history was 64 bps of average loans outstanding as of March 31, 2012. The qualitative factors applied to the ASC 450 calculations totaled 1.41% and the quantitative factors varied from a net recovery to 53.55% for overdrafts.
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
For commercial, commercial real estate, faith-based non-profit, residential real estate and certain consumer loans, the measurement of loan impairment is based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or on the fair value of the loan's collateral if the loan is collateral dependent. Most consumer loans are are smaller balance and homogeneous, and are evaluated for impairment on a collective basis, applying the quantitative loss history and the qualitative factors. Impairment losses are included in the ALLL through a charge to the provision for loan losses.
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass, internal watch, special mention, or criticized categories, which includes substandard, doubtful, and loss. Credit risk ratings are applied individually to all classes of loans and leases. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.
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

As of March 31, 2012 and December 31, 2011, the ALLL was $3.7 million and $3.9 million, respectively, which represented approximately 2.07% and 2.05% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. The 2 bp increase in the percentage of ALLL to net loans outstanding was caused by the total ALLL being

Index
M&F BANCORP, INC. AND SUBSIDIARY

flat while net loans outstanding decreased $9.2 million. Components of the reserve were impacted by a decrease in the net of the quantitative and qualitative factors for the loans not evaluated individually of $0.3 million from the overall decrease in loans collectively evaluated for impairment of $10.3 million, partially offset by a net increase in the specific reserve for impaired loans of $0.1 million, which includes an increase in the specific reserve for TDRs of $0.1 million and a decrease in the reserve for non-TDR impaired loans of $29 thousand. Nonperforming assets, defined as non-accruing loans plus OREO, at March 31, 2012 were 6.12% of total assets compared to 6.09% at December 31, 2011. Nonperforming assets as a percentage of total loans as of March 31, 2012, was 10.20% compared to 9.86% at December 31, 2011.  Due to the increases in non-performing loans as a percent of total assets and total loans at March 31, 2012, management elected to have an unallocated reserve, an amount in excess of the calculated reserves for ASC 450 and ASC 310 loans, rather than record a provision recovery for the quarter ended March 31, 2012.

Of the non-accruing loans totaling $15.1 million at March 31, 2012, 96.08% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  TDRs in compliance with the modified terms totaled $13.8 million or 72.6% of total TDRs at March 31, 2012.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company evaluates impaired loan and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Loans at March 31, 2012, December 31, 2011, and December 31, 2010 were as follows:

	March 31, 2012	December 31, 2011	December 31, 2010

Commercial	$4,772	$7,688	$9,148
Commercial real estate:
Construction	1,894	1,871	1,187
Owner occupied	17,994	20,352	22,395
Other	24,536	24,831	25,179
Faith-based non-profit
Construction	2,751	2,287	11,094
Owner occupied	76,432	78,161	79,490
Other	8,637	8,703	2,127
Residential real estate:
First mortgage	26,870	27,896	32,673
Multifamily	6,222	7,207	7,892
Home equity	4,229	4,457	5,123
Construction	—	—	2,243
Consumer	1,480	1,667	2,218
Other loans	2,953	2,964	3,559
Loans, net of deferred fees	178,770	188,084	204,328
ALLL	(3,697)	(3,850)	(3,851)

Loans, net of ALLL	$175,073	$184,234	$200,477

Index
M&F BANCORP, INC. AND SUBSIDIARY

Activity in the ALLL for the three months ending March 31, 2012, March 31, 2011, and March 31, 2010 were as follows:

(Dollars in thousands)	December 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	March 31, 2012
Commercial	$348	$—	$—	$(284)	$64
Commercial real estate	971	(56)	4	133	1,052
Faith-based non-profit	1,128	—	1	(21)	1,107
Residential real estate	1,299	(98)	4	102	1,308
Consumer	62	(12)	4	(8)	46
Other	42	—	—	10	52
Unallocated	—	—	—	67	67
Total	$3,850	$(166)	$13	$—	$3,697

(Dollars in thousands)	December 31, 2010	Charge-offs	Recoveries	Provision/ (Recovery)	March 31, 2011
Commercial	$651	$—	$94	$(160)	$585
Commercial real estate	651	—	123	(35)	739
Faith-based non-profit	1,291	—	—	(138)	1,153
Residential real estate	1,045	—	—	39	1,084
Consumer	105	—	—	(12)	93
Other	110	(7)	10	54	167
Unallocated	—	—	—	—	—
Total	$3,853	$(7)	$227	$(252)	$3,821

The Company experienced $0.2 million in net loan charge offs for the three months ended March 31, 2012 compared to $0.2 million in net loan recoveries for the three months ended March 31, 2011, and $6 thousand net charge offs in the three months ended March 31, 2010.  On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 0.61% as of March 31, 2011 to 0.57% of December 31, 2011, and increased 7 basis points (“bp”) to 0.64% as of March 31, 2012.

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments.  A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.

The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method as of March 31, 2012:

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance March 31, 2012
(Dollars in thousands)
Commercial	$—	$64	$64
Commercial real estate	225	827	1,052
Faith-based non-profit	50	1,057	1,107
Residential real estate	542	767	1,309
Consumer	—	46	46
Other loans	—	52	52
Unallocated	—	67	67
Total	$817	$2,880	$3,697

Index
M&F BANCORP, INC. AND SUBSIDIARY

Loans:	Individually evaluated for impairment	Collectively evaluated for impairment	Ending balance March 31, 2012
(Dollars in thousands)
Commercial	$590	$4,182	$4,772
Commercial real estate	8,086	36,338	44,424
Faith-based non-profit	13,713	74,107	87,820
Residential real estate	2,012	35,309	37,321
Consumer	—	1,480	1,480
Other loans	—	2,953	2,953
Total	$24,401	$154,369	$178,770

Total impaired loans including TDR loans was $24.4 million as of March 31, 2012 and $23.4 million as of December 31, 2011. The Bank completed two TDR modifications during the quarter ended March 31, 2012, both of which are secured by real estate. Management has disclosed the recorded investment and number of all TDR modifications within the last year that were in default in the current reporting period. During the three and twelve months ended March 31, 2012, one TDR residential real estate first mortgage with a balance of $0.2 million defaulted. Of the loans restructured during the twelve months ended March 31, 2012, 14 such loans totaling $8.0 million are paying as restructured.

Impaired loan balances at March 31, 2012 and December 31, 2011 were as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	March 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned Three Months

With no related ALLL recorded
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—		—
Owner occupied	446	446	446	—	—
Other	56	56	56	—	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	2,522	2,522	2,522	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	324	324	324	—	—
Multifamily	—	—	—	—	—
Home Equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans without ALLL recorded	$3,348	$3,348	$3,348	$—	$—
With an ALLL recorded
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	49	49	49	23	—
Other	40	40	40	10	—
Faith-based non-profit		—
Construction	—	—	—	—	—
Owner Occupied	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	962	962	962	477	8
Multifamily	—	—	—	—	—
Home equity	93	93	93	61	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans with ALLL recorded	1,144	1,144	1,144	571	8
Total impaired loans	$4,492	$4,492	$4,492	$571	$8

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
	Unpaid Principal Balance	Liquid Collateral	Total Exposure	Recorded Investment

With no ALLL recorded
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction
Owner occupied	322	1,355	322	322
Other	56	65	56	56
Faith-based non-profit:
Construction
Owner occupied	2,522	4,466	2,522	2,522
Other	—	—	—	—
Residential real estate:
First mortgage	402	207	402	314
Multifamily	—	322	—	—
Home Equity	—	11	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without ALLL recorded	$3,302	$6,426	$3,302	$3,214
With an ALLL recorded
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	279	—	279	279
Other	40	—	40	40
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	763	323	763	762
Multifamily	—	143	—	—
Home equity	462	98	462	462
Construction	—	—	—	—
Consumer	2	—	2	2
Total impaired loans with ALLL recorded	$1,546	$564	$1,546	$1,545
Total impaired loans	$4,848	$6,990	$4,848	$4,759

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at March 31, 2012 were as follows:

	March 31, 2012
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned Three Months

With no ALLL recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	618		618	618	—	—
Owner occupied	728	—	728	728	—	11
Other	5,114	—	5,114	5,114	—	31
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,293	103	10,190	10,287	—	103
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	610	—	610	600	—	1
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no ALLL recorded	$18,930	$103	$18,827	$17,937	$—	$146
With an ALLL recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	377	—	377	377	14	10
Owner occupied	241	—	241	242	102	5
Other	416	—	416	416	76	8
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner occupied	904	3	900	904	50	17
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	33	6	27	33	4	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with ALLL recorded	1,971	9	1,961	1,972	246	40
Total TDR loans	$20,901	$112	$20,788	$19,908	$246	$185

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at December 31, 2011 were as follows:

	December 31, 2011
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	ALLL Allocated	Interest Earned

With no ALLL recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	628	—	628	628	—	—
Owner occupied	893	—	893	895	—	40
Other	5,112	—	5,112	3,814	—	32
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,391	103	10,288	10,385	—	474
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	617	9	608	607		7
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with no ALLL recorded	$19,208	$112	$19,096	$16,919	$—	$553
With an ALLL recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	378	—	378	378	15	26
Owner occupied	416	—	416	416	47	34
Other	—	—	—	—	—	—
Faith-based and non-profit:
Construction	—	—	—	—	—	—
Owner occupied	908	—	909	909	56	50
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	35	—	35	35	2	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with ALLL recorded	$1,737	$—	$1,738	$1,738	$120	$110
Total TDR loans	$20,945	$112	$20,834	$18,657	$120	$663

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of March 31, 2012:

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	618	1	—	—
Owner occupied	713	5	—	—
Other	3,449	4	977	1
Faith-based non-profit:
Construction	—
Owner occupied	5,437	3	—	—
Other	—		—	—
Residential real estate:
First mortgage	4,169	45	—	—
Multifamily	—	—	—	—
Home equity	132	4	—	—
Construction	—	—	—	—
Consumer	3	2	—	—
Total	$15,111	65	$977	1

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based and non-profit:
Construction	—	—	—	—
Owner occupied	5,497	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Total	$15,326	62	$214	4

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of the recorded investment in loans as of March 31, 2012 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total

Commercial	$—	$—	$590	$590	$4,182	$4,772
Commercial real estate:
Construction	—	—	618	618	1,276	1,894
Owner occupied	168	—	713	881	17,113	17,994
Other	73	—	4,426	4,499	20,037	24,536
Faith-based non-profit:
Construction	—	—	—	—	2,751	2,751
Owner occupied	104	1,244	2,522	3,870	72,562	76,432
Other	—	—	—	—	8,637	8,637
Residential real estate:
First mortgage	1,100	84	3,274	4,458	22,412	26,870
Multifamily	—	—	—	—	6,222	6,222
Home equity	11	—	122	133	4,096	4,229
Construction	—	—	—	—	—	—
Consumer	7	1	—	8	1,472	1,480
Other loans	—	—	—	—	2,953	2,953
Total	$1,462	$1,329	$12,263	$15,056	$163,714	$178,770

The Company has allocated $245.8 thousand and $120.0 thousand of specific reserves to customers whose loan terms have been modified in TDRs as of March 31, 2012 and December 31, 2011, respectively.  The Company has not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

•	Pass. Loans not identified as special mention, substandard, or doubtful are classified as pass.

The provision for loan losses assigned to these ratings by portfolio class as of March 31, 2012 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Unaudited
Commercial	$63	$—	$1	$—	$64
Commercial real estate:
Construction	13	—	15		28
Owner occupied	309	43	153		505
Other	336	24	160	—	520
Faith-based and non-profit:
Construction	39	—	—	—	39
Owner occupied	720	155	82	—	957
Other	103	8	—	—	111
Residential real estate:
First mortgage	587	32	491	—	1,110
Multifamily	111	1	11	—	123
Home equity	7	—	68	—	75
Construction	—	—	—	—	—
Consumer	45	1	—	—	46
Other loans	52				52
Unallocated reserve	67	—	—	—	67
Total	$2,452	$264	$981	$—	$3,697

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

FINANCIAL CONDITION

For the periods ending March 31, 2012 vs December 31, 2011

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.  While gross loans were down for the period ending March 31, 2012, versus December 31, 2011, the Bank continues to develop relationships and business in the commercial, and faith-based non-profit organizations operating within its footprint.

Total assets decreased from $304.5 million as of December 31, 2011 to $297.7 million as of March 31, 2012. The decline in assets was led by a $9.3 million decline in loans. The largest component of assets that increased was in investment securities available for sale, which increased $4.9 million from December 31, 2011 to March 31, 2012. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding low risk bonds.  Cash and cash equivalents declined $3.7 million to $57.6 million at March 31, 2012.  Gross loans decreased $9.3 million and OREO decreased $0.1 million from December 31, 2011.  Total liabilities decreased from $268.1 million as of December 31, 2011 to $261.2 million as of March 31, 2012, led by a decline in total deposits of $6.5 million.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2011 to $36.5 million as of March 31, 2012. For the three months ended March 31, 2012, the net increase in retained earnings was comprised of $0.1 million of net income, offset by dividends declared to preferred stockholders of $0.1 million. The Company did not declare or pay a common stock dividend in the first three months of 2012 or 2011.  Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes.  Accumulated other comprehensive loss was in a net unrealized loss position of $1.4 million at March 31, 2012, an increase of $6 thousand from the net unrealized loss of $1.4 million as of December 31, 2011.

ASSETS

Cash and Cash Equivalents.  Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $3.7 million from $61.3 million as of December 31, 2011 to $57.6 million as of March 31, 2012. The decrease in cash was the result of the purchases of investment securities of $8.9 million and the $6.5 million decrease in deposits.

Loan Portfolio.  Gross loans were $178.8 million and $188.1 million as of March 31, 2012 and December 31, 2011, respectively. The commercial loan portfolio is comprised mainly of loans to small and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of March 31, 2012, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 49.12% of the total loan portfolio and the reserve for these loans is 29.94% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appears to have been adversely affected by the current economic downturn.  Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration. The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

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

Of the loan balances outstanding at March 31, 2012, 94.85% or $169.6 million is secured by real estate, and .95% or $1.7 million, is secured by cash deposits.  Junior liens at March 31, 2012, constituted $4.2 million, or 2.37% of the loan balances outstanding.

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

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 36.77% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and US Agencies divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.6 million in available borrowing capacity from the Federal Home Loan Bank of Atlanta ("FHLB") at March 31, 2012, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of March 31, 2012. The maximum outstanding balance from FHLB at any time during the first quarter of 2012 was $0.7 million.  The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

The March 31, 2012 and December 31, 2011 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	March 31, 2012
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,261	21.33%	$13,603	8.00%	$17,004	10.00%
Bank	34,331	18.75	14,646	8.00	18,308	10.00
Tier 1 (to risk weighted assets)
Company	$34,122	20.07%	$6,802	4.00%	$10,202	6.00%
Bank	32,031	17.50	7,323	4.00	10,985	6.00
Tier 1 (to average total assets)
Company	$34,122	11.23%	$12,151	4.00%	$15,188	5.00%
Bank	32,031	10.73	11,943	4.00	14,929	5.00

	December 31, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

Item 4 -	Controls and Procedures

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

Exhibit 101
The following materials from the Company’s 10-Q Report for the three months ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to the Consolidated Financial Statements tagged as blocks of texts.

*management contracts and compensatory arrangements

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date:	May 14, 2012	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

		By:	/s/ Lyn Hittle
Lyn Hittle
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.