Form 10-Q
period 2012-06-30
M&F BANCORP INC /NC/
filed 2012-08-10
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended June 30, 2012
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

As of August 10, 2012, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

i

Index
M&F BANCORP, INC.

PART I
FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2012	December 31, 2011
	(Unaudited)	***
ASSETS
Cash and cash equivalents	$35,202	$61,296
Investment securities available for sale, at fair value	55,256	37,595
Other invested assets	519	638
Loans, net of unearned income and deferred fees	180,640	188,084
Allowances for loan losses	(3,679)	(3,850)
Loans, net	176,961	184,234
Interest receivable	839	764
Bank premises and equipment, net	4,578	4,654
Cash surrender value of bank-owned life insurance	5,874	5,768
Other real estate owned	3,373	3,215
Deferred tax assets and taxes receivable, net	4,537	4,703
Other assets	1,487	1,589
TOTAL ASSETS	$288,626	$304,456
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$190,176	$209,291
Noninterest-bearing deposits	53,289	49,853
Total deposits	243,465	259,144
Other borrowings	3,037	2,939
Other liabilities	5,587	5,976
Total liabilities	252,089	268,059
COMMITMENTS AND CONTINGENCIES- NOTE 9
Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding	11,725	11,724
Common stock, no par value 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,587	17,380
Accumulated other comprehensive loss	(1,507)	(1,439)
Total stockholders' equity	36,537	36,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$288,626	$304,456

See notes to consolidated financial statements.
***Derived from audited financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except for share and per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2012	2011	2012	2011
Interest income:
Loans, including fees	$2,600	$2,863	$5,193	$5,741
Investment securities, including dividends
Taxable	198	164	407	286
Tax-exempt	29	67	69	131
Other	34	40	73	80
Total interest income	2,861	3,134	5,742	6,238
Interest expense:
Deposits	216	366	468	761
Borrowings	16	22	39	44
Total interest expense	232	388	507	805
Net interest income	2,629	2,746	5,235	5,433
Less provision for loan losses	44	422	44	174
Net interest income after provision for loan losses	2,585	2,324	5,191	5,259
Noninterest income:
Service charges	331	365	661	715
Rental income	92	88	181	173
Cash surrender value of life insurance	50	49	100	97
Realized gain on sale of securities	134	25	189	38
Realized (loss) gain on sale of other real estate owned	(27)	139	(26)	141
Realized gain on disposal of assets	—	25	—	104
Other income	1	1	2	2
Total noninterest income	581	692	1,107	1,270
Noninterest expense:
Salaries and employee benefits	1,408	1,361	2,896	2,737
Occupancy and equipment	368	374	724	775
Directors fees	81	73	151	154
Marketing	53	85	89	144
Professional fees	242	237	459	484
Information technology	240	171	464	387
FDIC deposit insurance	128	134	264	324
OREO expense, net	48	71	149	150
Delivery expenses	49	68	101	135
Other	268	301	567	593
Total noninterest expense	2,885	2,875	5,864	5,883
Income before income taxes	281	141	434	646
Income tax expense	98	39	108	179
Net income	183	102	326	467
Less preferred stock dividends and accretion	59	59	119	119
Net income available to common stockholders	$124	$43	$207	$348

Basic and diluted earnings per share of common stock:	$0.06	$0.02	$0.10	$0.17
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337
Dividends per share of common stock	$—	$—	$—	$—
See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Unaudited)	2012	2011	2012	2011
Net income	$183	$102	$326	$467

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	65	400	115	505
Reclassification adjustments for gains included in income before income tax expense	(134)	(25)	(189)	(38)
Other comprehensive (loss) income before tax expense	(69)	375	(74)	467
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	(8)	105	(6)	127
Other comprehensive (loss) income, net of taxes	(61)	270	(68)	340

Total comprehensive income	$122	$372	$258	$807

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Dollars in thousands except for share data) (Unaudited)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				467		467
Other comprehensive income, net of tax expense of $127					340	340
Total comprehensive income, net of tax expense of $306						807
Dividends declared on preferred stock				(118)		(118)
Balances as of June 30, 2011	2,031,337	$8.732	$11.723	$17.612	$(968)	$37,099

Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				326		326
Other comprehensive loss, net of tax benefit of $6					(68)	(68)
Total comprehensive income, net of tax expense of $103						258
Dividends declared on preferred stock				(118)		(118)
Balances as of June 30, 2012	2,031,337	$8,732	$11,725	$17,587	$(1,507)	$36,537

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

(Dollars in thousands)
(Unaudited)	2012	2011
Cash flows from operating activities:
Net income	$326	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44	174
Depreciation and amortization	176	180
Gain on disposition of asset	—	(104)
Amortization of discounts/premiums on investments, net	86	10
Loan purchase accounting amortization, net	87	87
Deferred loan origination fees and costs, net	88	29
Gains on sale of available for sale securities	(189)	(38)
Increase in cash surrender value of bank owned life insurance	(100)	(97)
Loss (gain) on sale of other real estate owned	26	(141)
Writedown of other real estate owned	—	80
Changes in:
Accrued interest receivable and other assets	181	(1)
Other liabilities	(389)	(66)
Net cash provided by operating activities	336	580
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	4,755	2,931
Maturities, prepayments and calls	789	650
Principal collections	3,839	1,615
Purchases	(26,896)	(15,189)
Net decrease in loans	6,717	4,063
Purchases of bank premises and equipment	(100)	(3)
Payment of BOLI premium	(6)	(6)
Proceeds from disposition of asset	—	110
Proceeds from sale of real estate owned	171	332
Net cash used in investing activities	(10,731)	(5,497)
Cash flows from financing activities:
Net decrease in deposits	(15,679)	(44)
Net increase (decrease) in other borrowings	98	(10)
Cash dividends	(118)	(118)
Net cash used in financing activities	(15,699)	(172)
Net decrease in cash and cash equivalents	(26,094)	(5,089)
Cash and cash equivalents as of the beginning of the period	61,296	74,575
Cash and cash equivalents as of the end of the period	$35,202	$69,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
(Decrease) increase in unrealized gains on available for sale securities	(74)	467
Net transfers in to other real estate owned from loans	337	877
Accretion of Series B preferred stock issuance costs	1	1
Cash paid during period for:
Interest	$622	$739
Income taxes	181	61
 See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

Notes to Consolidated Financial Statements, June 30, 2012 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts and transactions of M&F Bancorp, Inc. (the “Company”) and its wholly-owned bank subsidiary, Mechanics and Farmers Bank (the “Bank”). All significant inter-company accounts and transactions have been eliminated in consolidation. The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) under the Accounting Standards Codification ("ASC") for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2011, which were derived from the Company’s audited consolidated Annual Report on Form 10-K for the year ended December 31, 2011.

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

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of June 30, 2012, and December 31, 2011, all investment securities were classified as available for sale.

Our available for sale securities totaled $55.3 million and $37.6 million as of June 30, 2012 and December 31, 2011, respectively. Securities with a fair value of $0.3 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $5.5 million and $2.5 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at June 30, 2012.  Securities with a fair value of $0.6 million were pledged to the FRB and an additional $5.3 million and $2.0 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2011.

As a consequence of recent decreases in the loan portfolio, the Company has started an investment purchase program, investing mainly in high-quality, variable rate U.S. Government sponsored mortgage backed securities with expected durations of five years or less.

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities (“U.S. Agencies”)

•	U.S. Government sponsored residential mortgage backed securities (“MBS”),

•	Non-Government sponsored residential MBS, and

•	Municipal securities (“Municipals”)

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2012 and December 31, 2011 were:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2012
U.S. Agencies	$406	$—	$—	$406
Government sponsored MBS
Residential	51,209	449	(64)	51,594
Non-Government sponsored MBS
Residential	112	2	—	114
Municipals
North Carolina	2,972	183	(13)	3,142
Total at June 30, 2012	$54,699	$634	$(77)	$55,256

December 31, 2011
U.S. Agencies	$483	$—	$—	$483
Government sponsored MBS
Residential	$30,399	$416	$(26)	$30,789
Non-Government sponsored MBS
Residential	133	2	—	135
Municipals
North Carolina	3,505	197	—	3,702
Out of state	2,444	42	—	2,486
Total at December 31, 2011	$36,964	$657	$(26)	$37,595

Sales and calls of securities available for sale for the six months ended June 30, 2012, and June 30, 2011, resulted in aggregate gross realized gains of $189.0 thousand and $38.0 thousand, respectively, and no realized losses.  During the three months ended June 30, 2012 and June 30, 2011 the Company realized gross gains of $134.0 thousand and $25.0 thousand, respectively, from the sales of securities.

In the first quarter of 2012, the Company sold all of its remaining out of state municipal securities.

The amortized cost and estimated market value of securities as of June 30, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	June 30, 2012
	Fair Value	Amortized Cost
U.S. Agencies
Due after five years through ten years	$406	$406
Total US Agencies	$406	$406

Government sponsored MBS
Residential
Due after one year through five years	$68	$64
Due after five years through ten years	316	295
Due after ten years	51,210	50,850
Total government sponsored MBS	$51,594	$51,209

Non-Government sponsored MBS
Residential
Due after ten years	$114	$112

Municipals
North Carolina
Due after one year through five years	2,545	2,362
Due after five years through ten years	597	610
Total North Carolina municipals	$3,142	$2,972

As of June 30, 2012 and December 31, 2011, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Government sponsored MBS
Residential	$17,845	$(64)	$—	$—	$17,845	$(64)
Municipals
North Carolina	597	(13)	—	—	597	(13)
Total at June 30, 2012	$18,442	$(77)	$—	$—	$18,442	$(77)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Government sponsored MBS
Residential	$9,669	$(26)	$—	$—	$9,669	$(26)
Total at December 31, 2011	$9,669	$(26)	$—	$—	$9,669	$(26)

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

All securities owned as of June 30, 2012, and December 31, 2011, are investment grade. At least quarterly, the Company evaluates securities for other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of June 30, 2012 and December 31, 2011, the Company held 17 and 12 investment positions, respectively, with unrealized losses of $77 thousand and $26 thousand, respectively. These investments were in Municipals, U.S. Government sponsored MBS, and non-Government sponsored MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and the Company has the intent and ability to hold these securities until the market recovers.

The Company owns stock in the Federal Home Loan Bank of Atlanta ("FHLB"), classified on the Consolidated Balance Sheets as Other Invested Assets, which is evaluated on a quarterly basis for other-than-temporary impairment.  The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters.  The Company believes that the investment in FHLB stock is not other-than-temporarily-impaired.

3.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER COMMON SHARE ("EPS")

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

Loans — Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the respective loan using the effective interest method. Loans (net) are reduced by the allowance for loan losses ("ALLL"). Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.
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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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
When a loan has been identified as being impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral-dependent. If the measurement of the impaired loan is less than the recorded investment in the loan (net of deferred loan fees or costs and unamortized premiums or discounts), impairment is recognized by creating or adjusting an existing allocation of the ALLL, or by recording a partial charge-off of the loan to its estimated fair value. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.
Loans Modified as a TDR - Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forebearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. Since the economic crisis began in 2008, management has elected to offer concessions to borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

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
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and the borrower has demonstrated payment performance for a minimum of six months in accordance with the contractual terms involving payments of cash or cash equivalents. During the nonaccrual period, all payments received will be applied to principal. After a loan is returned to accruing status, foregone interest will be accreted to interest income on a pro rata basis over the remaining term of the loan if full repayment of principal and interest is reasonably assured.
In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the ALLL until prior charged off balances have been fully recovered.
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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

•	Changes in lending policies and procedures, including underwriting standards and collection practices, and charge-off and recovery experience;

•	Changes in national economic and business conditions and developments and the effect of unemployment on African Americans, who are the majority of our customers;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and classified loans;

•	Changes in the quality of the loan review system and the degree of oversight by the Bank's Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements.
Management has developed, from historical loan and economic information, quantitative drivers for most of the qualitative factors. The quantitative drivers of qualitative factors, to which different weights are assigned based on management's judgment, are reviewed and updated quarterly based on updated quarterly and eight quarter rolling data. For example, more weight is assigned to changes in Doubtful account balances than that assigned to changes in Substandard balances. Management has identified qualitative factors which, by nature, are subjective and for which no quantitative drivers have been established, such as lending policies, competition, and regulatory requirements.
The quantitative loss history is based on an eight quarter rolling history of net losses incurred by different loan types within the loan portfolio. For loans evaluated under the ASC 450 reserve, the qualitative factors by loan type are added to the quantitative loss factors and multiplied by the balances of each loan type to determine the ASC 450 reserve. The actual eight quarter loss history is 46 bps of average loans outstanding as of June 30, 2012. The net qualitative factors applied to the ASC 450 calculations totaled 1.39% and the quantitative factors varied from net recoveries to 41.81% for overdrafts.
A specific ALLL is established for loans identified as impaired or TDRs, based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310, Receivables. Loans identified as impaired and non-accruing TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
For commercial business, faith-based non-profit, real estate and certain consumer loans, the measurement of loan impairment is based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or on the fair value of the loan's collateral if the loan is collateral dependent. Most consumer loans are smaller balance and homogeneous, and are evaluated for impairment on a collective basis, applying the quantitative loss history and the qualitative factors. Impairment losses are included in the ALLL through a charge to the provision for loan losses.
The Company uses several credit quality indicators to manage credit risk on an ongoing basis. The Company's risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass (which includes internal watch), special mention, or criticized categories, which includes substandard, doubtful, and loss. Credit risk ratings are applied individually to all classes of loans. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.
The process of assessing the adequacy of the ALLL is necessarily subjective. Further, and particularly in periods of economic

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

downturns, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management's current estimates of incurred losses inherent within the loan portfolio. As such, there can be no assurance that future loan charge-offs will not exceed management's current estimate of what constitutes a reasonable ALLL.
The Company and the Bank are subject to periodic examination by their federal and state regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on the regulators' assessment of credit information available to them at the time of their examinations.
Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $22.1 thousand and $23.7 thousand for June 30, 2012 and December 31, 2011, respectively, were reflected in other liabilities on the Consolidated Balance Sheets.

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
(Dollars in thousands)
Commercial	$4,668	$7,688
Commercial real estate:
Construction	1,745	1,871
Owner occupied	17,651	20,352
Other	26,702	24,831
Faith-based non-profit:
Construction	3,023	2,287
Owner occupied	77,336	78,161
Other	8,538	8,703
Residential real estate:
First mortgage	26,346	27,896
Multifamily	6,137	7,207
Home equity	3,908	4,457
Construction	234	—
Consumer	1,455	1,667
Other loans	2,897	2,964
Loans, net of deferred fees	180,640	188,084
Allowance for loan losses	(3,679)	(3,850)

Loans, net of allowance for losses	$176,961	$184,234

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of June 30, 2012, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised approximately 49.21% of the total loan portfolio  The reserve allocated for these loans is 29.65% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the Great Recession and continued economic downturn.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL.  The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of June 30, 2012:

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Outstanding as of June 30, 2012
(Dollars in thousands)
Commercial	$—	$61	$61
Commercial real estate	350	837	1,187
Faith-based non-profit	37	1,054	1,091
Residential real estate	443	800	1,243
Consumer	—	46	46
Other loans	—	51	51
Unallocated	—	—	—
Total	$830	$2,849	$3,679
Loans:
(Dollars in thousands)
Commercial	$590	$4,078	$4,668
Commercial real estate	9,108	36,990	46,098
Faith-based non-profit	13,649	75,248	88,897
Residential real estate	1,719	34,906	36,625
Consumer	—	1,455	1,455
Other loans	—	2,897	2,897
Total	$25,066	$155,574	$180,640

The following table presents the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2011:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Outstanding as of December 31, 2011
(Dollars in thousands)
Commercial	$—	$348	$348
Commercial real estate	119	852	971
Faith-based non-profit	56	1,072	1,128
Residential real estate	543	756	1,299
Consumer	2	60	62
Other loans	—	42	42
Unallocated	—	—	—
Total	$720	$3,130	$3,850
Loans:
(Dollars in thousands)
Commercial	$590	$7,098	$7,688
Commercial real estate	6,828	40,226	47,054
Faith-based non-profit	13,816	75,335	89,151
Residential real estate	2,180	37,380	39,560
Consumer	2	1,665	1,667
Other loans	—	2,964	2,964
Total	$23,416	$164,668	$188,084

Total impaired loans, including TDRs, was $25.1 million as of June 30, 2012 and $23.4 million as of December 31, 2011. No loans were restructured in the quarter ended June 30, 2012. Two commercial real estate secured loans, totaling $1.4 million were restructured during the six months ended June 30, 2012. Of the 40 TDRs at June 30, 2012, 26 loans totaling $14.6 million were in compliance with the restructured terms.

The following tables show impaired loans, excluding TDRs, with and without valuation allowances as of June 30, 2012 and December 31, 2011:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$2,812	$3,214
Loans with allocated allowance for loan losses	2,514	1,545
Total	$5,326	$4,759
Amount of the allowance for loan losses allocated	$633	$600

	For the Six Months Ended	For the Three Months Ended
(Dollars in thousands)	June 30, 2012	June 30, 2012
Average of impaired loans	$4,976	$4,626

The following table shows TDRs with and without valuation allowances as of the periods ending June 30, 2012 and December 31, 2011:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	June 30, 2012	December 31, 2011

Loans with no allocated allowance for loan losses	$18,570	$16,919
Loans with allocated allowance for loan losses	1,170	1,738
Total	$19,740	$18,657
Amount of the allowance for loan losses allocated	$197	$120

(Dollars in thousands)	For the Six Months Ended	For the Three Months Ended
	June 30, 2012	June 30, 2012
Average of TDRs	$19,199	$19,825

The following table presents loans individually evaluated for impairment, excluding TDRs, by class of loans as of June 30, 2012:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	June 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Six Months	Interest Earned Three Months

Without allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	—
Other	53	53	—	—	—
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	2,522	2,522	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	237	237	—	17	8
Multifamily	—	—	—	—	—
Home Equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total impaired loans without allowance recorded	$2,812	$2,812	$—	$17	$8
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	45	45	23	—	—
Other	1,611	1,611	176	17	17
Faith-based non-profit
Construction	—	—	—	—	—
Owner Occupied	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	591	591	229	—	—
Multifamily	—	—	—	—	—
Home equity	267	267	205	—	—
Construction	—	—	—	—	—
Consumer	—		—	—	—
Total impaired loans with allowance recorded	$2,514	$2,514	$633	$17	$17
Total impaired loans	$5,326	$5,326	$633	$34	$25

The following table presents loans individually evaluated for impairment, excluding TDRs, by class of loans, as of December 31, 2011:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned

Without related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	322	322	—	17
Other	56	56	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	2,522	2,522	—	61
Other	—	—	—	—
Residential real estate:
First mortgage	402	314	—	5
Multifamily	—	—	—	—
Home Equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without allowance recorded	$3,302	$3,214	$—	$83
With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	279	279	47	—
Other	40	40	10	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	763	762	290	36
Multifamily	—	—	—	—
Home equity	462	462	251	—
Construction	—	—	—	—
Consumer	2	2	2	—
Total impaired loans with allowance recorded	$1,546	$1,545	$600	$36
Total impaired loans	$4,848	$4,759	$600	$119

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs where applicable.

The following table presents TDRs by class of loans as of June 30, 2012:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	June 30, 2012
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Six Months	Interest Earned Three Months

Without related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—	$—
Commercial real estate:
Construction	374	—	374	374	—	17	7
Owner occupied	724	—	724	724	—	20	12
Other	5,646	—	5,646	5,646	—	85	55
Faith-based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	10,700	103	10,597	10,694	—	263	150
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	552	—	552	542	—	—	—
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs without allowance recorded	$19,563	$103	$19,460	$18,570	$—	$385	$224
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	240	—	240	240	98	10	5
Other	416	—	416	415	53	20	11
Faith-based non-profit
Construction	—	—	—	—	—	—	—
Owner occupied	433	—	433	433	37	17	10
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	81	6	75	82	9	3	1
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,170	$6	$1,164	$1,170	$197	$50	$27
Total TDRs	$20,733	$109	$20,624	$19,740	$197	$435	$251

The following table presents TDRs by class of loans as of December 31, 2011:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	December 31, 2011
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
(Dollars in thousands)
Without related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	628	—	628	628	—	—
Owner occupied	893	—	893	895	—	40
Other	5,112	—	5,112	3,814	—	32
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,391	(103)	10,288	10,385	—	474
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	617	(9)	608	607	—	7
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs without allowance recorded	$19,208	$(112)	$19,096	$16,919	$—	$553
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	378	—	378	378	15	26
Owner occupied	416	—	416	416	47	34
Other	—	—	—	—	—	—
Faith-based non-profit:
Construction	908	—	908	909	56	50
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	35	—	35	35	2	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,737	$—	$1,737	$1,738	$120	$110
Total TDRs	$20,945	$(112)	$20,833	$18,657	$120	$663
The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs, where applicable.

The Bank modifies certain loans in a TDR where the borrowers are experiencing financial difficulties, and for which the Bank grants certain concessions which typically result from loss mitigation recommendations developed by the Bank's problem loan

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

solutions team. Concessions could include reductions below market interest rates (that would be available to the particular borrower), payment extensions, forbearance from foreclosure, or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower's sustained repayment performance for a reasonable period, generally six months. Management has proactively identified potential repayment issues developing, and has elected to offer concessions to borrowers prior to the borrowers actually failing to perform under the original terms of the loan. In such cases, when the borrower has continued to pay throughout the life of the loan, the loan will remain on accruing status after being modified as a TDR.

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

There were a total of 40 loans totaling $19.7 million that are classified as TDRs as of June 30, 2012, 4 of which were modified with below market rates, with loan balances totaling $3.6 million, and the remaining 36, with loan balances totaling $15.2 million, were given extended payment terms.

During the six months ended June 30, 2012, the Company completed 2 TDR modifications, both of which are secured by commercial real estate, granting extended payment terms to the borrowers. Both borrowers were performing under the new agreements as of June 30, 2012.

Of those loans modified as TDRs during the quarter ended December 31, 2011, 1 commercial owner occupied loan of $0.2 million that was given extended payment terms was not performing as of June 30, 2012. There is no ALLL for this loan as of June 30, 2012. 6 loans modified more than a year ago were not performing as of June 30, 2012, these loans totaled $1.3 million. The remaining 33 loans modified as TDRs, of which 1 was modified in the three months ending September 30, 2011, and 7 were modified in the three months ending December 31, 2011, were performing according to the modified terms.

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012:

(Dollars in thousands), excludes number of loans	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	259	3	—	—
Other	53	1	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	5,659	4	163	2
Other	—	—	—	—
Residential real estate:
First mortgage	3,496	44	—	—
Multifamily	—	—	—	—
Home equity	346	4	—	—
Construction	—	—	—	—
Consumer	7	3	—	—
Total	$10,410	60	$163	2

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands), excludes number of loans
Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	5,497	3	—	2
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Total	$15,326	62	$214	6

Non-accrual loans and loans past due over 90 days still accruing interest include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans for which principal or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection.

Unrecognized income on non-accrual loans as of June 30, 2012 and December 31, 2011 was $1.1 million and $1.9 million, respectively. In the quarter ended June 30, 2012 three TDRs to a single borrower were returned to accruing status. The interest foregone during the non-accrual period totaled approximately $0.9 million which will be accreted to income through the scheduled maturities of March 1, 2015.

Those loans over 90 days still accruing interest were in the process of modification.  In these cases, the borrowers are still making payments. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the Bank to extend or modify maturity dates.

The following table presents loans not past due, and the aging of the recorded investment in past due loans as of June 30, 2012 by class of loans:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$—	$—	$590	$590	$4,078	$4,668
Commercial real estate:
Construction	—	—	—	—	1,745	1,745
Owner occupied	469	—	320	789	16,862	17,651
Other	—	—	53	53	26,649	26,702
Faith-based non-profit:
Construction	—	—	—	—	3,023	3,023
Owner occupied	18	542	2,887	3,447	73,889	77,336
Other	119	—	—	119	8,419	8,538
Residential real estate:
First mortgage	67	365	2,616	3,048	23,298	26,346
Multifamily	—	—	—	—	6,137	6,137
Home equity	195	—	342	537	3,371	3,908
Construction	—	—	—	—	234	234
Consumer	9	—	5	14	1,441	1,455
Other loans	—	—	—	—	2,897	2,897
Total	$877	$907	$6,813	$8,597	$172,043	$180,640

The following table presents loans not past due, and the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based and non-profit:
Construction	—	—	—	—	2,287	2,287
Owner occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—	—	—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

Non-accruals decreased $4.9 million in the period ending June 30, 2012 from the period ending December 31, 2011, while the total loans past due from the tables above decreased by 35.68%, or $4.8 million, over the same period. The table below shows that the Bank has $3.4 million in non-accrual loans that are less than 30 days past due.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual as of June 30, 2012.

(Dollars in thousands, excludes number of loans)	June 30, 2012
	Amount	Number
Loans past due over 90 days still on accrual	$163	2
Nonaccrual loans past due
Less than 30 days	$3,422	9
30-59 days	10	1
60-89 days	328	2
90+ days	6,650	48
Nonaccrual loans	$10,410	60

Changes in the allowance for loan losses for the three and six months ended June 30, 2012 are as follows:

	For the Three Months Ended
(Dollars in thousands)	March 31, 2012	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2012
Commercial	$64	$—	$—	$(3)	$61
Commercial real estate	1,052	—	—	135	1,187
Faith-based non-profit	1,107	—	—	(16)	1,091
Residential real estate	1,309	(137)	80	(9)	1,243
Consumer	46	(7)	2	5	46
Other	52	—	—	(1)	51
Unallocated	67			(67)	—
Total	$3,697	$(144)	$82	$44	$3,679

	For the Six Months Ended
	December 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2012
Commercial	$348	$—	$—	$(287)	$61
Commercial real estate	971	(57)	—	273	1,187
Faith-based non-profit	1,128	—	1	(38)	1,091
Residential real estate	1,299	(236)	88	92	1,243
Consumer	62	(17)	7	(5)	46
Other	42	—	—	9	51
Unallocated	—	—	—	—	—
Total	$3,850	$(310)	$96	$44	$3,679

Changes in the allowance for loan losses as of and for the three and six months ended June 30, 2011 are as follows:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	For the Three Months Ended
(Dollars in thousands)	March 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2011
Commercial	$585	$—	$—	$(3)	$582
Commercial real estate	739	—	4	97	840
Faith-based non-profit	1,153	—	—	67	1,220
Residential real estate	1,084	—	—	373	1,457
Consumer	93	(3)	4	(51)	43
Other	167	(6)	3	(61)	103
Unallocated	—	—	—	—	—
Total	$3,821	$(9)	$11	$422	$4,245

	For the Six Months Ended
	December 31, 2010	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2011
Commercial	$649	$—	$95	$(162)	$582
Commercial real estate	651	—	126	63	840
Faith-based non-profit	1,291	—	—	(71)	1,220
Residential real estate	1,045	—	2	410	1,457
Consumer	105	—	6	(68)	43
Other	110	(17)	8	2	103
Unallocated	—	—	—	—	—
Total	$3,851	$(17)	$237	$174	$4,245

The Bank experienced $62 thousand in net loan charge offs for the three months ended June 30, 2012 compared to $2 thousand in net loan recoveries for the three months ended June 30, 2011. On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 62 bps as of June 30, 2011 to 57 bps as of December 31, 2011, and 46 bps as of June 30, 2012.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Bank analyzes loans for reserves according to the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Bank uses the following definitions for risk ratings:

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

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt.  Substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR. These loans exhibit a distinct possibility that the Bank will sustain some loss if the deficiencies related to the loans are not corrected in a timely manner.

•
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

•
Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•
Pass (includes internal watch). Loans are classified as pass in all classes within the portfolio that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.   These loans exhibit a low likelihood of loss.

As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$4,068	$—	$10	$590	$4,668
Commercial real estate:
Construction	1,364	—	381	—	1,745
Owner occupied	11,850	3,741	2,060	—	17,651
Other	16,452	997	9,253	—	26,702
Faith-based and non-profit:
Construction	3,023	—	—	—	3,023
Owner occupied	55,112	5,566	16,658	—	77,336
Other	8,483	51	4	—	8,538
Residential real estate:
First mortgage	20,861	1,430	4,055	—	26,346
Multifamily	5,985	88	64	—	6,137
Home equity	3,281	—	627	—	3,908
Construction	234	—	—	—	234
Consumer	1,435	7	13	—	1,455
Other loans	2,897	—	—	—	2,897
Total	$135,045	$11,880	$33,125	$590	$180,640

As of June 30, 2012, the allowance for loan losses by class of loans, is as follows:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$60	$—	$1	$—	$61
Commercial real estate:
Construction	19	—	—	—	19
Owner occupied	267	90	146	—	503
Other	377	24	264	—	665
Faith-based and non-profit:
Construction	42	—	—	—	42
Owner occupied	780	72	88	—	940
Other	108	1	—	—	109
Residential real estate:
First mortgage	499	34	311	—	844
Multifamily	120	1	1	—	122
Home equity	58	—	216	—	274
Construction	3	—	—	—	3
Consumer	46	—	—	—	46
Other loans	51	—	—	—	51
Total	$2,430	$222	$1,027	$—	$3,679

As of December 31, 2011, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$6,882	$204	$12	$590	$7,688
Commercial real estate:
Construction	857	—	1,014	—	1,871
Owner occupied	15,766	1,996	2,590	—	20,352
Other	14,938	1,004	8,889	—	24,831
Faith-based and non-profit:
Construction	2,287	—	—	—	2,287
Owner occupied	51,354	10,766	16,041	—	78,161
Other	8,125	572	6	—	8,703
Residential real estate:
First mortgage	21,938	1,363	4,595	—	27,896
Multifamily	6,661	42	504	—	7,207
Home equity	3,529	—	928	—	4,457
Construction	—	—	—	—	—
Consumer	1,644	14	7	2	1,667
Other loans	2,964	—	—	—	2,964
Total	$136,945	$15,961	$34,586	$592	$188,084

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

As of December 31, 2011, the risk category of loans by class of loans is was follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$347	$—	$1	$—	$348
Commercial real estate:
Construction	12	—	16	—	28
Owner occupied	328	41	71	—	440
Other	322	23	158	—	503
Faith-based and non-profit:
Construction	32	—	—	—	32
Owner occupied	740	156	88	—	984
Other	104	8	—	—	112
Residential real estate:
First mortgage	444	31	347	—	822
Multifamily	128	1	11	—	140
Home equity	72	—	265	—	337
Construction	—	—	—	—	—
Consumer	56	—	—	6	62
Other loans	42	—	—	—	42
Total	$2,627	$260	$957	$6	$3,850

5.	OTHER REAL ESTATE OWNED ("OREO")
At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor and recording fees. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. The following table shows the activity in OREO properties for the six months ended June 30, 2012.

(Dollars in thousands)	December 31, 2011	Sales	Losses	Additions	June 30, 2012

Commercial	$2,481	$—	$(33)	$—	$2,448
Faith-based and non-profit	253	(54)	—	—	199
Residential	174	(84)	(8)	337	419
Land	307	—	—	—	307
Total	$3,215	$(138)	$(41)	$337	$3,373

The following table shows the activity in OREO properties for the three months ended June 30, 2012.

(Dollars in thousands)	March 31, 2012	Sales	Losses	Additions	June 30, 2012

Commercial	$2,481	$—	$(33)	$—	$2,448
Faith-based and non-profit	199	—	—	—	199
Residential	130	(40)	(8)	337	419
Land	307	—	—	—	307
Total	$3,117	$(40)	$(41)	$337	$3,373

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

There were foreclosures related to two borrowers during the three and six months ended June 30, 2012. During the three months ended June 30, 2012, 10 properties, related to one borrower, were moved to the OREO portfolio. The losses recorded during the three and six months ended June 30, 2012, related to two properties under contract for sale, one of which was closed by June 30, 2012, and the other was closed in July 2012.

6.	FHLB ADVANCES

Borrowings as of June 30, 2012 and December 31, 2011 consisted of one FHLB fixed-term loan with a fixed rate of 0.50%, and a 2020 maturity date. The principal outstanding on this loan was $0.7 million as of both dates.

(Dollars in thousands)	June 30, 2012
	Amount	Maturity Date	Rate
Fixed Rate Note	$714	2020	0.50%

	December 31, 2011
	Amount	Maturity Date	Rate
Fixed Rate Note	$725	2020	0.50%

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million.  The Company periodically tests its federal funds lines of credit with these correspondent banks.  These lines were tested in the six months ended June 30, 2012. The Company had unused borrowing capacity with the FHLB of $7.5 million as of June 30, 2012 and December 31, 2011, respectively.

7.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the three and six months ended June 30, 2012 totaled $0.4 million for each period.  The contributions paid during the three and six months ended June 30, 2011, totaled $53 thousand and $100 thousand. The Cash Balance Plan was not fully funded as of June 30, 2012 and December 31, 2011. The Bank does not expect to provide any additional funding to the Cash Balance Plan in 2012.  The measurement date for the Cash Balance Plan is annually as of December 31, and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Bank purchased bank owned life insurance (“BOLI”) in 2002, with a face value of approximately $12.8 million covering all the participants in the SERP. Increases in the cash surrender value of the BOLI policies totaled $50 thousand and $100 thousand for the three and six months ended June 30, 2012. During the three and six months periods ended June 30, 2011 the cash surrender value of the BOLI policies increased $49 thousand and $97 thousand, respectively.  The cash surrender value of the BOLI owned by the Bank was $5.9 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2012. In the second quarter of 2012, a Bank officer left before retirement age, forfeiting benefits under the SERP. This will reduce the service costs associated to this plan going forward.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the six months ended June 30, 2012 and June 30, 2011 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2012	2011	2012	2011	2012	2011

Service cost	$71	$68	$—	$—	$71	$68
Interest cost	111	125	48	53	159	178
Expected return on plan assets	(133)	(121)	—	—	(133)	(121)
Amortization of prior service costs	1	1	—	2	1	3
Recognized net actuarial gain	106	76	9	2	115	78
Net periodic cost	$156	$149	$57	$57	$213	$206

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended June 30, 2012 and June 30, 2011 were:

(Dollars in thousands)	Cash Balance Plan		SERP		Total
	2012	2011	2012	2011	2012	2011
Service cost	$36	$34	$—	$—	$36	$34
Interest cost	56	62	24	27	80	89
Expected return on plan assets	(66)	(60)	—	—	(66)	(60)
Amortization of prior service costs	—	—	—	1	—	1
Recognized net actuarial gain	53	38	4	1	57	39
Net periodic cost	$79	$74	$28	$29	$107	$103

The Bank had a liability for the Cash Balance Plan of $1.4 million and $1.6 million for the periods ending June 30, 2012 and December 31, 2011, respectively.  The liability is included in Other Liabilities within the Consolidated Balance Sheets.  The accrued liability and accumulated benefit obligations for the SERP was $2.3 million  for the periods ending June 30, 2012 and December 31, 2011.   The balance is included in Other Liabilities within the Consolidated Balance Sheets.  The June 30, 2012 fair value of the pension plan assets is immaterially different from what was reported for December 31, 2011 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary.  Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $48 thousand and $102 thousand, respectively, for the three and six months ended June 30, 2012.  The Bank’s contributions to the 401(k) plan were $50 thousand and $94 thousand, respectively, for the three and six months ended June 30, 2011.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At June 30, 2012 and December 31, 2011, the amount of the non-qualified deferred compensation plan liability was $0.3 million. A participant in this plan retired during the three months ended June 30, 2012, and will be paid out his balance in the first quarter of 2013.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of June 30, 2012 and December 31, 2011, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the death benefit, excluding any cash surrender value, of the BOLI upon the executive’s demise.  Amounts are accrued by a charge to employee benefits. As of June 30, 2012 and December 31, 2011, $0.2 million was recorded in other liabilities for the split dollar benefit. During the quarter ended June 30, 2012, a Bank officer left before retirement age, forfeiting his split dollar benefit. This will reduce the service costs associated with this plan going forward.

8.	COMMITMENTS AND CONTINGENCIES

To meet the financing needs of its customers, the Bank is a party to financial instruments, in the normal course of business, with off-balance sheet risk. These financial instruments include commitments to extend credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk beyond the amount recognized on the Consolidated Balance Sheets. The contractual amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit losses in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank utilizes the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is not a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management’s credit evaluation of the counter parties. Collateral varies and may include real estate, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank as security for a customer's obligations to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk as of June 30, 2012 and December 31, 2011, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at June 30, 2012 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments

Less than one year	$435	$9,506	$9,941
One to three years	—	4,258	4,258
Three to five years	71	4,855	4,926
More than five years	—	5,278	5,278
Total	$506	$23,897	$24,403

9.	FAIR VALUE MEASUREMENT

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment, other real estate owned ("OREO"), and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Index
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

Assets measured at fair value on a recurring basis as of June 30, 2012 were:

(Dollars in thousands)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
US Agencies	$406	$—	$406	$—
Government sponsored MBS
Residential	51,594	—	51,594	—
Non-Government sponsored MBS
Residential	114	—	114	—
Municipal securities
North Carolina	3,142	—	3,142	—
Mortgage Servicing Rights	43	—	—	43
Total	$55,299	$—	$55,256	$43

Assets measured at fair value on a recurring basis as of December 31, 2011 were:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
US Agencies	$483	$—	$483	$—
Government sponsored MBS
Residential	30,789	—	30,789	—
Non-Government sponsored MBS
Residential	135	—	135	—
Municipal securities
North Carolina	3,702	—	3,702	—
Out of state	2,486	—	2,486	—
Mortgage Servicing Rights	46	—	—	46
	$37,641	$—	$37,595	$46

The table below displays the change in all recurring Level 3 Assets between December 31, 2011 and June 30, 2012:

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2011)	$46
Amortization	(1)
Ending Balance (March 31, 2012)	$45
Amortization	(2)
Ending Balance (June 30, 2012)	$43

Assets and Liabilities Measured on a Nonrecurring Basis:

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s selling costs and other expenses. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company records impaired loans as nonrecurring Level 3, when Management believes the underlying collateral is less than the appraised value.

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 were:

(Dollars in thousands)
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,373	$—	$—	$3,373
Impaired and TDR Loans:
Commercial	590	—	—	590
Commercial real estate	8,758	—	—	8,758
Faith-based non-profit	13,612	—	—	13,612
Residential real estate	1,276	—	—	1,276
Total	$27,609	$—	$—	$27,609

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,215	$—	$—	$3,215
Impaired and TDR Loans:
Commercial	590	—	—	590
Commercial real estate	6,709	—	—	6,709
Faith-based non-profit	13,760	—	—	13,760
Residential real estate	1,637	—	—	1,637
Consumer	—	—	—	—
Total	$25,911	$—	$—	$25,911

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Quantitative Information about Level 3 Fair Value Measurements

Description	June 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Nonrecurring:
Other real estate owned	$3,373	discounted appraisals	collateral discounts	6	-20%
Impaired and TDR loans	24,236	discounted appraisals	collateral discounts	6	-20%
Mortgage Servicing Rights	43	discounted cash flow	Public Securities Association ("PSA") speed	374%
			cost to service	5.50%
			investor yield	9.00%
Total	$27,652

Description	December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Nonrecurring:
Other real estate owned	$3,215	discounted appraisals	collateral discounts	6	-20%
Impaired and TDR loans	22,696	discounted appraisals	collateral discounts	6	-20%
Mortgage Servicing Rights	46	discounted cash flow	PSA speed	306%
			cost to service	5.50%
			investor yield	9.00%
Total	$25,957

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

For all loans, assumptions regarding the characteristics and segregation of loans, maturities, credit risk, cash flows, and discount rates are determined using specific borrower and other available information and are therefore considered a Level 3 input.

Accrued Interest Receivable and Payable: The fair value of interest receivable and payable is estimated to approximate the carrying amounts and is therefore considered a Level 1 input.

Deposits: The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

market accounts, is equal to the carrying amount and is therefore considered a Level 1 input. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities and is therefore considered a Level 2 input.

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

As of June 30, 2012 and December 31, 2011, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	June 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$35,202	$35,202	$35,202	$—	$—
Marketable securities	55,256	55,256	—	55,256	—
Loans, net of allowances for loan losses	176,961	182,411	—	—	182,411
Accrued interest receivable	839	839	839	—	—
Liabilities:
Non-maturity deposits	$123,588	$123,588	$123,588	$—	$—
Maturity deposits	119,877	119,532	—	119,532	—
Other borrowings	3,037	2,975	—	—	2,975
Accrued interest payable	81	81	81	—	—
	December 31, 2011
Assets:	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,296	$61,296	$61,296	$—	$—
Marketable securities	37,595	37,595	—	37,595	—
Loans, net of allowances for loan losses	184,234	188,545	—	—	188,545
Accrued interest receivable	764	764	764	—	—
Liabilities:
Non-maturity deposits	$123,488	$123,488	$123,488	$—	$—
Maturity deposits	135,656	135,348	—	135,348	—
Other borrowings	2,939	2,676	—	—	2,676
Accrued interest payable	196	196	196	—	—

Index
M&F BANCORP, INC.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SELECTED FINANCIAL DATA

The following tables set forth selected financial information for the Company, including balance sheets as of June 30, 2012 and December 31, 2011 and operational data as of and for the three and six months ended June 30, 2012 and  June 30, 2011, portions of which have been derived from, are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Balance Sheet Data
(Dollars in thousands)	June 30, 2012	December 31, 2011

Cash and due from banks	$35,202	$61,296
Securities	55,256	37,595
Gross loans	180,640	188,084
Allowance for loan losses	(3,679)	(3,850)
Total assets	288,626	304,456
Deposits	243,465	259,144
Borrowings	3,037	2,939
Stockholders' equity	36,537	36,397

Summary of Operations	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011	2012	2011

Interest income	$2,861	$3,134	$5,742	$6,238
Interest expense	232	388	507	805
Net interest income	2,629	2,746	5,235	5,433
Provision for loan losses	44	422	44	174
Net interest income after provision for loan losses	2,585	2,324	5,191	5,259
Other operating income	581	692	1,107	1,270
Other operating expense	2,885	2,875	5,864	5,883
Pre-tax net income	281	141	434	646
Income tax expense	98	39	108	179
Less: Preferred dividends and accretion	59	59	119	119
Net income (1)	$124	$43	$207	$348

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Per Share Data (1)
Net income-basic and diluted	$0.06	$0.02	$0.10	$0.17
Common stock dividends	$—	$—	$—	$—
Book value per share of common stock (2)	12.21	12.14	12.21	12.14
Average common shares outstanding	2,031,337	2,031,337	2,031,337	2,031,337
Selected Ratios (1)
Return on average assets	0.17%	0.06%	0.14%	0.24%
Return on average stockholders' equity	1.36	0.46	1.13	1.89
Dividend payout ratio	$—	$—	$—	$—
Average stockholders' equity to average total assets	12.35	11.92	12.15	12.43
Net interest margin (3)	3.83%	3.80%	3.76%	3.81%

Index
M&F BANCORP, INC.

(1) available to common stockholders
(2) stockholders equity reduced by liquidation value of preferred stock
(3) on a tax equivalent basis

Index
M&F BANCORP, INC. AND SUBSIDIARY

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations, financial condition, liquidity, and capital resources than may be obtained from reading the financial statements alone. This discussion should be read in conjunction with, is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented under Item I in this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including but not limited to those listed in the 2011 Form 10-K.
IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

Congress enacted the Dodd-Frank Act on July 21, 2010. This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, and the financial condition and operations of banks and bank holding companies, including the Company and the Bank. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations. Although some of these regulations have been promulgated or issued for comment, many of these required regulations are still being drafted. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

It is expected that the Dodd-Frank Act and the regulations it requires could increase the interest expense and compliance costs of the Bank and comparable financial institutions. Although neither the possible increase in the Bank’s interest expense and compliance costs, nor any one or more of the other aspects of Dodd-Frank Act discussed above, may have a material effect upon the Company’s future financial performance by themselves, the specific impact of the Dodd-Frank Act cannot be determined with specificity until after all required or otherwise proposed regulations are issued in final form. We believe that our operating income will be adversely affected, as will the operating expenses of other community financial institutions, in the future as a consequence of the implementation of the Dodd-Frank Act. Because of the current uncertainty about the schedule of implementation, the breadth of the regulations expected to be issued, and other similar factors, we cannot quantify the amount of any adverse impact.

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

EXECUTIVE SUMMARY

Index
M&F BANCORP, INC. AND SUBSIDIARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended June 30, 2012.

•
Net income before preferred stock dividends was $0.2 million for the three months ended June 30, 2012 and $0.1 million for the three months ended June 30, 2011.  For the three months ended June 30, 2012, net income available to common stockholders was $124 thousand, or $0.06 per common share. For the three months ended June 30, 2011, net income was $43 thousand, or $0.02 per common share.

•
Interest income on loans decreased by $0.3 million or 9.19% while interest income on investments and cash decreased $10 thousand resulting in total interest income being $0.3 million less in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Average loans outstanding for the three months ended June 30, 2012 decreased $19.3 million from the June 30, 2011 level of $199.0 million, and the rate for average loan interest earned increased 4 basis points ("bps") compared to June 30, 2011.

•
Interest expense on deposits decreased $0.2 million and interest expense on borrowings decreased $6 thousand, resulting in total interest expense being $0.2 million less in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Average interest-bearing deposits outstanding decreased $21.6 million during the three months ended June 30, 2012 from the June 30, 2011 level of $220.4 million; and the average cost of those deposits decreased 23 bps in the three months ended June 30, 2012 compared to the same period ending June 30, 2011.  Average borrowings in the three months ended June 30, 2012 decreased slightly compared to the June 30, 2011 balance, and the average rate paid on borrowings decreased to 2.21%.

•
Due to the above factors, net interest income decreased $0.1 million, or 4.26% in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The net interest margin, on a tax equivalent (“TE”) basis for the three months ended June 30, 2012 was 3.83% compared to 3.80% for the three months ended June 30, 2011, an increase of 3bps.

•
The ending balance of the Allowance for Loan Losses ("ALLL") as a percentage of loans outstanding decreased in the three months ended June 30, 2012 to 2.04% compared to 2.05% as of December 31, 2011 and 2.07% as of March 31, 2012.  The provision for loan losses decreased by $0.4 million in the three months ended June 30, 2012 compared from $422 thousand for the three months ended June 30, 2011 to $44 thousand for the three months ended June 30, 2012. Net loans outstanding as of June 30, 2011 totaled $192.7 million, decreasing $15.7 million to the balance as of June 30, 2012. The quantitative loss history decreased from 62 basis points as of June 30, 2011 to 46 basis points as of June 30, 2012. The combination of the decrease in loans outstanding and the loss history were the main contributors to the decrease in the coverage of allowance to loans.

•
Noninterest income decreased by $0.1 million in the quarter ended June 30, 2012 over the same period in 2011, mainly due to a realized loss on the sale of other real estate owned (“OREO”) in three months ended June 30, 2012 compared to realized gain in the three months ended June 30, 2011. The decline in OREO realized gains along with declines in service charge fees was offset with an increase in the realized gains from available for sale securities in the three months ended June 30, 2012 over the same period in 2011.

•
Noninterest expense increased $10 thousand in the three months ended June 30, 2012 over the same period in 2011.  Increases in salaries and employees benefits and information technology expense were offset by declines in marketing, OREO expenses, and delivery expenses.

•	Preferred stock dividends in the quarters ended June 30, 2012 and June 30, 2011 were $59 thousand.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the six months ended June 30, 2012.

•
Net income before preferred stock dividends was $0.3 million for the six months ended June 30, 2012 and $0.5 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, net income available to common stockholders was $0.2 million, or $0.10 per common share. For the six months ended June 30, 2011, net income available to common stockholders was $0.3 million, or $0.17 per common share.

•
Interest income on loans decreased by $0.5 million or 9.55% while interest income on investments and cash increased $0.1 million resulting in total interest income declining $0.5 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Average loans outstanding for the six months ended June 30, 2012 decreased $18.3 million from the June 30, 2011 level, and the rate for average loan interest decreased 2 bps compared to the six months ended June 30, 2011, mainly due to the increase in non-performing assets during the six months ended June 30, 2012 compared to the same period in 2011.

•
Interest expense on deposits decreased $0.3 million and interest expense on borrowings remained relatively flat, resulting in total interest expense being $0.3 million less in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Average interest-bearing deposits outstanding decreased $15.7 million during the six months ended June 30, 2012 from June 30, 2011; however, the average cost of those deposits decreased 24 bps in the six months ended

Index
M&F BANCORP, INC. AND SUBSIDIARY

June 30, 2012 compared to the same period in June 30, 2011.  Average borrowings in the six months ended June 30, 2012 increased $257.0 thousand compared to the June 30, 2011 balance, and the cost of those borrowings decreased  1 bps during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

•
Net interest income, due to the above factors, decreased $0.2 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  The net interest margin, on a TE basis for the six months ended June 30, 2012 was 3.76% compared to 3.81% for the six months ended June 30, 2011, a decrease of 5 bps.

•
The ending balance of the ALLL as a percentage of loans outstanding decreased to 2.04% as of June 30, 2012 compared to 2.05% as of December 31, 2011.  The $15.7 million decrease in loans outstanding compared to June 30, 2011, and net charge offs of $0.2 million during the six months ended June 30, 2012 compared to net recoveries of $0.2 million in the six months ended June 30, 2011, caused the Company to record a loan loss provision of $44.0 thousand for the six months ended June 30, 2012, and $174.0 thousand for the six months ended June 30, 2011 based on management's estimate of inherent losses in the loan portfolio.

•
Noninterest income decreased by $0.2 million in the six months ended June 30, 2012 over the same period in 2011, mainly due to a realized loss on the sale of other real OREO in six months ended June 30, 2012 compared to realized gain in the six months ended June 30, 2011. The decline in OREO realized gains along with declines in service charge fees was offset with an increase in the realized gains from available for sale securities in the six months ended June 30, 2012 over the same period in 2011.

•
Noninterest expense decreased by $19 thousand in the six months ended June 30, 2012 over the same period in 2011.  Increases in salaries and employees benefits and information technology expense were offset by declines in marketing, professional fees, OREO expenses, and delivery expenses.

•	Preferred stock dividends in the six months ended June 30, 2012 and June 30, 2011 were $0.1 million.

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

•
Allowance for Loan Losses – The Company records an estimated ALLL based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

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

•
Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Index
M&F BANCORP, INC. AND SUBSIDIARY

•
Foreclosed Assets– Foreclosed assets (also known as "Other real estate owned", or "OREO") represent properties acquired through foreclosure or physical possession.  Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses.  Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties.  The evaluation of these factors involves subjective estimates and judgments that may change.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared with three months ended June 30, 2011

•
Net income before preferred stock dividends was $0.2 million and $0.1 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Net income available to common stockholders for the three months ended June 30, 2012 was $124 thousand or $0.06 per share. Net income available to common stockholders for the three months ended June 30, 2011 was $43.0 thousand or $0.02 per share.

•	Net operating income before income taxes and preferred dividends for the three months ended June 30, 2012 and June 30, 2011 was $0.3 million and $0.1 million, respectively.

◦	Net interest margin on a TE basis increased from 3.80% for the three months ended June 30, 2011 to 3.83% for the three months ended June 30, 2012 due to:

▪
Average loans outstanding decreased $19.3 million in 2012 over 2011, while yields on average loans increased from 5.75% for the three months ending June 30, 2011 to 5.79% for the three months ending June 30, 2012, resulting in a $0.3 million lower interest income from loans. Income from loans decreased mainly due to the decrease in average loans outstanding offset by the increase in average yields.

▪
Average interest bearing deposits outstanding decreased $21.6 million in 2012 over 2011.  The decrease in average deposits led to a decline in interest expense of $0.2 million in the three months ended June 30, 2012 compared to the same period in 2011 due to a reduction in our average yield on deposits.

▪	Average borrowings outstanding decreased $180.0 thousand from the 2011 to the 2012 average balance, and the average rate paid on borrowings decreased from 2.86% to 2.21%.

◦
Noninterest income decreased $0.1 million in 2012 from 2011, mainly due to a realized loss on the sale of other real estate owned (“OREO”) in three months ended June 30, 2012 compared to realized gain in the three months ended June 30, 2011. The decline in OREO realized gains along with declines in service charge fees was offset with an increase in the realized gains on sales of securities in the three months ended June 30, 2012 over the same period in 2011.

◦
Noninterest expense increased in 2012 by $10 thousand.   Increases in salaries and employees benefits and information technology expense were offset by declines in marketing, OREO expenses, and delivery expenses.

◦
The above decrease in the net interest income was offset by a decrease in the loan provision from $0.4 million to $44.0 thousand for the three months ended June 30, 2011, and June 30, 2012, respectively.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expense from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.1 million, or 4.26%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended June 30, 2012 was $276.7 million, down 5.61% compared to $293.2 million for the three months ended June 30, 2011. On a fully TE basis, net interest margin was 3.83% and 3.80% for the three months ended June 30, 2012 and June 30, 2011, respectively. The net interest spread increased 6 bp to 3.70% for the three months ended June 30, 2012, from 3.64% for the three months ended June 30, 2011. The yield on average interest-earning assets was 4.16% and 4.33% for the three months ended June 30, 2012 and June 30, 2011, respectively, a decrease of 17 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.46% and 0.69%, respectively, a decrease of 23  bps due to the ongoing low interest rate environment and large low yielding cash holdings at the Federal Reserve Bank of Richmond (the "FRB").

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As loans and time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these loans and deposits.

Interest income decreased 8.71% for the three months ended June 30, 2012 to $2.9 million, from $3.1 million for the three months ended June 30, 2011. The average balances of loans, which had overall yields of 5.79% for the three months ended June 30, 2012 and 5.75% for the three months ended June 30, 2011, respectively, decreased from $199.0 million for the three months ended June 30, 2011 to $179.7 million for the three months ended June 30, 2012. The average balance of investment securities increased $17.5 million, from $27.9 million for the three months ended June 30, 2011 to $45.4 million for the three months ended June 30, 2012. The Tax Equivalent ("TE") yield on investment securities decreased from 3.92% for the three months ended June 30, 2011 to 2.16% for the three months ended June 30, 2012. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments decreased from $66.3 million for the three months ended June 30, 2011 to $51.6 million for the three months ended June 30, 2012, while the average yield in this category remained unchanged.  This increase in the average balances year over year for investment securities and other short-term investments combined with decreasing loan balances had a negative impact on net interest margin.

Interest expense decreased 40.21% for the three months ended June 30, 2012, to $0.2 million, from $0.4 million for the three months ended June 30, 2011.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $223.5 million for the three months ended June 30, 2011, to $201.7 million for the three months ended June 30, 2012. The average rate paid on interest-bearing deposits decreased 23 bps from 0.69% for the three months ended June 30, 2011 to 0.46% for the three months ended June 30, 2012, primarily caused by the decreases in rates paid on time deposits.

The average borrowings outstanding decreased $180.0 thousand from the three months ended June 30, 2011 to the three months ended June 30, 2012. The average rate on borrowings decreased from 2.86% to 2.21% for the three months ended June 30, 2012. The cause of the borrowing rate decrease was mainly due to a decline in the effective yield on participations sold (that do not qualify for "sold" treatment under GAAP).

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Three Months Ended June 30, 2012 and 2011

(Dollars in thousands)	2012			2011
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$179,745	$2,600	5.79%	$199,006	$2,863	5.75%
Taxable securities	42,385	198	1.87	21,306	164	3.08
Nontaxable securities(2)	2,994	29	3.87	6,584	67	4.07
Federal funds sold and other interest on short-term investments	51,594	34	0.26	66,263	40	0.24
Total interest earning assets	276,718	2,861	4.16%	293,159	3,134	4.33%
Cash and due from banks	2,181			2,133
Other assets	20,701			19,340
Allowance for loan losses	(3,756)			(3,847)
Total assets	$295,844			$310,785
Liabilities and Equity
Savings deposits	$55,217	$28	0.20%	$61,136	$49	0.32%
Interest-bearing demand deposits	22,992	8	0.14	24,534	15	0.24
Time deposits	120,594	180	0.60	134,716	302	0.90
Total interest-bearing deposits	198,803	216	0.43	220,386	366	0.66
Borrowed funds	2,902	16	2.21	3,082	22	2.86
Total interest-bearing liabilities	201,705	232	0.46%	223,468	388	0.69%
Non-interest-bearing deposits	51,906			44,730
Other liabilities	5,697			5,549
Total liabilities	259,308			273,747
Stockholders' equity	36,536			37,038
Total liabilities and stockholders' equity	$295,844			$310,785
Net interest income		$2,629			$2,746
Non-taxable securities		29			67
Tax equivalent adjustment (3)		18			42
Tax equivalent net interest income		$2,647			$2,788
Net interest spread (4)			3.70%			3.64%
Net interest margin (5)		3.83%			3.80%

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

Noninterest Income.  Noninterest income decreased 16.04%, or $0.1 million, for three months ended June 30, 2012 compared to the prior period.  The decrease was mainly due to a realized loss on the sale of OREO in three months ended June 30, 2012 compared to a realized gain in the three months ended June 30, 2011. The decline in OREO realized gains along with declines in service charge fees was offset with an increase in the realized gains on sale of securities in the three months ended June 30, 2012 over the same period in 2011.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 0.35% to $2.9 million for the three months ended June 30, 2012 from $2.9 million for the three months ended June 30, 2011. Increases in salaries and employees benefits and information technology expense were offset by declines in marketing, OREO expenses, and delivery expenses.

Salary and employee benefits expenses were $1.4 million for the three months ended June 30, 2012 and June 30, 2011.  The $47 thousand increase in salaries and employee benefits was mainly due to the affect of raises given mid-year in 2011.

Occupancy expense was flat at $0.4 million in the three months ended June 30, 2012 and the same period in 2011.

Data processing and communications costs were $0.2 million, both in the three months ended June 30, 2012 and the same period in 2011, an increase of $69 thousand. The majority of the change was a $50 thousand increase in data processing services in the three months ended June 30, 2012 over the same period in 2011.

Directors and advisory board fees were $0.1 million for each of the three month periods ended June 30, 2012 and 2011. Professional fees increased $5.0 thousand in the three months ended June 30, 2012 compared to the same period in 2011, led by a $13 thousand increase in legal fees.  OREO expense, net, decreased $23 thousand, due to a decrease in OREO write-downs for the three months ended June 30, 2012. All other noninterest expense remained relatively unchanged over these two periods.

Provision for Income Taxes.  The Company recorded an income tax expense of $98.0 thousand and $39.0 thousand for the three months ended June 30, 2012 and June 30, 2011, respectively. The overall effective rate decreased from a tax expense of 27.66% in the three months ended June 30, 2011 to a tax expense of 34.88% in the three months ended June 30, 2012, due to a decrease in tax exempt interest income and permanent tax to book differences increasing.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

•
Net income before preferred stock dividends was $0.3 million and $0.5 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Net income available to common stockholders for the six months ended June 30, 2012 was $0.2 million or $0.10 per share. Net income available to common stockholders for the six months ended June 30, 2011 was $0.3 million or $0.17 per share.

•	Net operating income before income taxes and preferred dividends for the six months ended June 30, 2012 and June 30, 2011 was $0.4 million and $0.6 million, respectively

◦	Net interest margin on a TE basis decreased from 3.81% for the six months ended June 30, 2011 to 3.76%% for the six months ended June 30, 2012 due to:

▪
Average loans outstanding decreased $18.3 million in 2012 from the the same period in 2011 and average yields decreased from 5.74% for the six months ended June 30, 2011 to 5.72% for the six months ended June 30, 2012, resulting in $0.5 million less interest income from loans. Interest income from loans decreased mainly due to the decrease in average loans outstanding combined with the decrease in yields.

▪
Average interest bearing deposits outstanding decreased $15.7 million in 2012 from 2011.  Due to the decrease in average deposits, interest expense declined by $0.3 million in the six months ended June 30, 2012 compared to the same period in 2011 due to a reduction in our average yield on deposits.

▪
Average borrowings outstanding increased $257.0 thousand from the 2011 average balance, and the average rate paid on borrowings decreased from 3.29% in 2011 to 2.66% in 2012. The cause of the borrowing rate decrease was mainly due to a decline in the effective yield on participations sold (that do not qualify for "sale" treatment under GAAP).

◦
Noninterest income decreased $0.2 million in 2012 from 2011, mainly due to a realized loss on the sale of OREO in the six months ended June 30, 2012 compared to realized gain in the six months ended June 30, 2011. The decline in OREO realized gains along with declines in service charge fees was partially offset with an increase in the realized gains in available for sale securities for the six months ended June 30, 2012 over the same period in 2011.

◦	Noninterest expense decreased in 2012 by $19 thousand. An increase in salaries and employee benefits was more than offset by declines in FDIC insurance expense, and OREO expenses.

◦
The loan loss provision decreased to $44 thousand for the six months ended June 30, 2012 from $174 thousand for the six months ended June 30, 2011, mainly due to total loans outstanding decreasing from $196.6 million as of June 30, 2011 to $180.6 million as of June 30, 2012. In addition, the quantitative loss history for the eight quarters ended June 30, 2012 decreased to 46 bps from 62 bps as of June 30, 2011, resulting in a lower provision

Index
M&F BANCORP, INC. AND SUBSIDIARY

for loans collectively evaluated under ASC 450.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.2 million, or 3.64%, from $5.4 million for the six months ended June 30, 2011, to $5.2 million for the six months ended June 30, 2012. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the six months ended June 30, 2012 was $281.1 million, down 3.00% compared to $289.7 million for the six months ended June 30, 2011. On a fully TE basis, net interest margin was 3.76% and 3.81% for the six months ended June 30, 2012 and June 30, 2011, respectively. The net interest spread remained flat at 3.63% for the six months ended June 30, 2012, and June 30, 2011. The yield on average interest-earning assets was 4.12% and 4.36% for the six months ended June 30, 2012 and June 30, 2011, respectively, a decrease of 24 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.49% and 0.73%, respectively, a decrease of 24  bps due to the ongoing low interest rate environment.

Interest income decreased 7.95% for the six months ended June 30, 2012 to $5.7 million, from $6.2 million for the six months ended June 30, 2011. The average balances of loans, which had overall yields of 5.72% for the six months ended June 30, 2012 and 5.74% for the six months ended June 30, 2011, respectively, decreased from $200.0 million for the six months ended June 30, 2011 to $181.6 million for the six months ended June 30, 2012. The average balance of investment securities increased $17.5 million from $24.5 million for the six months ended June 30, 2011 to $42.0 million for the six months ended June 30, 2012. The TE yield on investment securities decreased from 4.07% for the six months ended June 30, 2011 to 2.47% for the six months ended June 30, 2012. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments decreased from $65.3 million for the six months ended June 30, 2012 to $57.4 million for the six months ended June 30, 2012, and the average yield in this category remained flat at 0.25% over the same time period.  The decrease in the average balances year over year for loans outstanding had a negative impact on net interest margin. Management has begun purchasing short term 0% risk weighted government backed bonds to help minimize the decline in the Bank's loan portfolio.

Interest expense decreased in the six months ended June 30, 2012, to $0.5 million, from $0.8 million for the six months ended June 30, 2011.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $218.2 million for the six months ended June 30, 2011, to $202.6 million for the six months ended June 30, 2012. The average rate paid on interest-bearing deposits decreased 24 bps from 0.70% for the six months ended June 30, 2011 to 0.46% for the six months ended June 30, 2012, primarily caused by the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 3.29% for the six months ended June 30, 2011 to 2.66% for the six months ended June 30, 2012. The average borrowings outstanding increased $0.3 million from the six months ended June 30, 2011 to the six months ended June 30, 2012. The interest expense on borrowed funds decreased slightly to $39.0 thousand in the six months ended June 30, 2012 from the same period in 2011.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)	2012			2011
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$181,625	$5,193	5.72%	$199,964	$5,741	5.74%
Taxable securities	38,596	407	2.11	18,032	286	3.17
Nontaxable securities (2)	3,445	69	6.52	6,461	131	6.60
Federal funds sold and other interest on short-term investments	57,391	73	0.25	65,287	80	0.25
Total interest earning assets	281,057	5,742	4.12%	289,744	6,238	4.36%
Cash and due from banks	2,263			2,217
Other assets	20,794			19,246
Allowance for loan losses	(3,826)			(3,864)
Total assets	$300,288			$307,343
Liabilities and Equity
Savings deposits	$55,510	$61	0.22%	$61,598	$101	0.33%
Interest-bearing demand deposits	24,542	16	0.13	25,138	33	0.26
Time deposits	122,506	391	0.64	131,513	627	0.95
Total interest-bearing deposits	202,558	468	0.46	218,249	761	0.70
Borrowed funds	2,930	39	2.66	2,673	44	3.29
Total interest-bearing liabilities	205,488	507	0.49%	220,922	805	0.73%
Non-interest-bearing deposits	52,515			44,108
Other liabilities	5,791			5,556
Total liabilities	263,794			270,586
Stockholders' equity	36,494			36,757
Total liabilities and stockholders' equity	$300,288			$307,343
Net interest income		$5,235			$5,433
Non-taxable securities		69			131
Tax equivalent adjustment (3)		43			82
Tax equivalent net interest income		$5,278			$5,515
Net interest spread (4)			3.63%			3.63%
Net interest margin (5)		3.76%			3.81%

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

Noninterest Income.  Noninterest income decreased 12.83%, or $0.2 million, for the six months ended June 30, 2012, mainly due to a realized loss on the sale of other real OREO in six months ended June 30, 2012 compared to realized gain in the six months ended June 30, 2011. The decline in OREO realized gains along with declines in service charge fees was partially offset with an increase in the realized gains in available for sale securities for the six months ended June 30, 2012 over the same period in 2011.
In June 2011, the Company sold a branch that it closed in September of 2009 for a gain that comprised the majority of the realized

Index
M&F BANCORP, INC. AND SUBSIDIARY

gain for the period.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased $19 thousand for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Increases in salaries and employees benefits and information technology expense were offset by declines in marketing, professional fees, OREO expenses, and delivery expenses.

Salary and employee benefits expenses for the six months ended June 30, 2012 and June 30, 2011 were $2.9 million and $2.7 million, respectively. Raises were given mid-year in 2011, so the the full effect is reflected in the six months ended June 30, 2012.  Benefits were unchanged at $0.5 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Occupancy expense decreased $0.1 million to $0.7 million in the six months ended June 30, 2012 compared to the same period in 2011 of $0.8 million. Declines in building maintenance expenses led to the decline in occupancy expense.

Data processing and communications costs increased by 19.90%, or $77.0 thousand, to $464.0 thousand in the six months ended June 30, 2012, mainly due to increased core processing charges.

Professional fees decreased by $25.0 thousand to $0.5 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, due to a decrease in legal fees and consultants.

In the six months ended June 30, 2012, FDIC insurance premiums decreased $60.0 thousand to $0.3 million in the six months ended June 30, 2011 from the same period in 2011. The main cause of the decline was due to a decrease in our average deposits and specifically the Bank's brokered deposits.

Other expenses decreased $26.0 thousand for the six months ended June 30, 2012 from the six months ended June 30, 2011.  The reduction in other expenses was driven by a reduction in miscellaneous charge-offs.

Provision for Income Taxes.  The Company recorded an income tax expense of $0.1 million for the six months ended June 30, 2012 and $0.2 million for the six months ended June 30, 2011. The overall effective rate decreased from 27.71% in the six months ended June 30, 2011 to 24.88% in the six months ended June 30, 2012 due to an decrease in tax exempt interest income and permanent tax to book differences increasing.

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
The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs ("ASC 450 reserve"), and a specific allowance method for impaired and TDR loans ("ASC 310 reserve"). The qualitative analysis for the ASC 450 reserve is patterned after the guidelines provided under the Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;

•	Changes in national economic and business conditions and developments and the effect of unemployment on African Americans, who are the majority of our customers;

•	Changes in the nature and volume of the loan portfolio;

•	Changes in the experience, ability, and depth of lending management and staff;

•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-

Index
M&F BANCORP, INC. AND SUBSIDIARY

accrual loans, troubled debt restructurings and classified loans;

•	Changes in the quality of the loan review system and the degree of oversight by the Bank's Board of Directors;

•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	The effect of external factors such as competition and legal and regulatory requirements.
Management has developed, from historical loan and economic information, quantitative drivers for most of the qualitative factors. The quantitative drivers of qualitative factors, to which different weights are assigned based on management's judgment, are reviewed and updated quarterly based on updated quarterly and eight quarter rolling data. For example, more weight is assigned to changes in Doubtful account balances than that assigned to changes in Substandard balances. Management has identified qualitative factors which, by nature, are subjective and for which no quantitative drivers have been established, such as lending policies, competition, and regulatory requirements. In the six months ended June 30, 2012, the qualitative factor for competition was increased by 8 basis points ("bps") due to increased competition for our qualified borrowers to move to other banks that can offer more attractive terms, such as longer term low fixed rate loans. Two other subjective qualitative factors were increased a combined total of 0.3 bps due to the retirement of a special assets officer and the departure of another credit officer in the three months ended June 30, 2012.
The quantitative loss history is based on an eight quarter rolling history of net losses incurred by different loan types within the loan portfolio. For loans evaluated under the ASC 450 reserve, the qualitative factors by loan type are added to the quantitative loss factors and multiplied by the balances of each loan type to determine the ASC 450 reserve. The actual eight quarter loss history is 46 bps of average loans outstanding as of June 30, 2012. The net qualitative factors applied to the ASC 450 calculations totaled 1.39% and the quantitative factors varied from net recoveries to 41.81% for overdrafts.
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
For commercial, commercial real estate, faith-based non-profit, residential real estate and certain consumer loans, the measurement of loan impairment is based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or on the fair value of the loan's collateral if the loan is collateral dependent. Most consumer loans have smaller balances and are homogeneous, and are evaluated for impairment on a collective basis, applying the quantitative loss history and the qualitative factors. Impairment losses are included in the ALLL through a charge to the provision for loan losses.
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

Index
M&F BANCORP, INC. AND SUBSIDIARY

As of June 30, 2012 and December 31, 2011, the ALLL was $3.7 million and $3.9 million, respectively, which represented approximately 2.04% and 2.05% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. The one basis point decrease in the percentage of ALLL to gross loans outstanding was caused by the total ALLL decreasing $0.2 million while gross loans outstanding decreased $7.4 million. Loans evaluated under the ASC 310 reserve increased $1.7 million or 7.05%, with the corresponding reserve increasing $0.1 million or 15.28% as of June 30, 2012 compared to December 31, 2011. Loans evaluated under the ASC 450 reserve decreased $9.1 million or 5.52%, and the reserve allocated to those loans decreased $0.3 million or 8.98%. The eight quarter rolling quantitative loss history for loans evaluated under ASC 450 decreased from 57 bps as of December 31, 2011 to 46 bps as of June 30, 2012, and the qualitative factors decreased from 1.40% as of December 31, 2011, to 1.39% as of June 30, 2012.

Of the non-accruing loans totaling $10.4 million at June 30, 2012, 94.27% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company evaluates impaired loan and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Loans at June 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011

Commercial	$4,668	$7,688
Commercial real estate:
Construction	1,745	1,871
Owner occupied	17,651	20,352
Other	26,702	24,831
Faith-based non-profit:
Construction	3,023	2,287
Owner occupied	77,336	78,161
Other	8,538	8,703
Residential real estate:
First mortgage	26,346	27,896
Multifamily	6,137	7,207
Home equity	3,908	4,457
Construction	234	—
Consumer	1,455	1,667
Other loans	2,897	2,964
Loans, net of deferred fees	180,640	188,084
Allowance for loan losses	(3,679)	(3,850)

Loans, net of allowance for losses	$176,961	$184,234

Activity in the allowance for loan losses for the three and six months ending June 30, 2012 and June 30, 2011 were as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	For the Three Months Ended
(Dollars in thousands)	March 31, 2012	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2012
Commercial	$64	$—	$—	$(3)	$61
Commercial real estate	1,052	—	—	135	1,187
Faith-based non-profit	1,107	—	—	(16)	1,091
Residential real estate	1,309	(137)	80	(9)	1,243
Consumer	46	(7,000)	2,000	5	46
Other	52	—	—	(1)	51
Unallocated	67			(67)	—
Total	$3,697	$(144)	$82	$44	$3,679

	For the Six Months Ended
	December 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2012
Commercial	$348	$—	$—	$(287)	$61
Commercial real estate	971	(57)	—	273	1,187
Faith-based non-profit	1,128	—	1	(38)	1,091
Residential real estate	1,299	(236)	88	92	1,243
Consumer	62	(17)	7	(6)	46
Other	42	—	—	9	51
Unallocated	—	—	—	—	—
Total	$3,850	$(310)	$96	$43	$3,679

	For the Three Months Ended
(Dollars in thousands)	March 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2011
Commercial	$585	$—	$—	$(3)	$582
Commercial real estate	739	—	4	97	840
Faith-based non-profit	1,153	—	—	67	1,220
Residential real estate	1,084	—	—	373	1,457
Consumer	93	(3)	4	(51)	43
Other	167	(6)	3	(61)	103
Unallocated	—	—	—	—	—
Total	$3,821	$(9)	$11	$422	$4,245

	For the Six Months Ended
	December 31, 2010	Charge-offs	Recoveries	Provision/ (Recovery)	June 30, 2011
Commercial	$649	$—	$95	$(162)	$582
Commercial real estate	651	—	126	63	840
Faith-based non-profit	1,291	—	—	(71)	1,220
Residential real estate	1,045	—	2	410	1,457
Consumer	105	—	6	(68)	43
Other	110	(17)	8	2	103
Unallocated	—	—	—	—	—
Total	$3,851	$(17)	$237	$174	$4,245

Index
M&F BANCORP, INC. AND SUBSIDIARY

The Company experienced $0.2 million in net loan charge offs for the six months ended June 30, 2012 compared to $0.2 million in net loan recoveries for the six months ended June 30, 2011. The Company experienced $62 thousand in net loan charge offs for the three months ended June 30, 2012 compared to $2 thousand in net loan recoveries for the three months ended June 30, 2011.  On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 62 basis points (“bps”) as of June 30, 2011 to 57 bps as of December 31, 2011, and decreased 11 bps to 46 bps as of June 30, 2012.

The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method as of June 30, 2012:

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Outstanding as of June 30,
(Dollars in thousands)
Commercial	$—	$61	$61
Commercial real estate	350	837	1,187
Faith-based non-profit	37	1,054	1,091
Residential real estate	443	800	1,243
Consumer	—	46	46
Other loans	—	51	51
Unallocated	—	—	—
Total	$830	$2,849	$3,679
Loans:
(Dollars in thousands)
Commercial	$590	$4,078	$4,668
Commercial real estate	9,108	36,990	46,098
Faith-based non-profit	13,649	75,248	88,897
Residential real estate	1,719	34,906	36,625
Consumer	—	1,455	1,455
Other loans	—	2,897	2,897
Total	$25,066	$155,574	$180,640

Total impaired loans including TDR loans was $25.1 million as of June 30, 2012 and $23.4 million as of December 31, 2011.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Impaired loan balances at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Six Months	Interest Earned Three Months

Without related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction		—	—			—
Owner occupied	—	—	—	—	—	—
Other	53	53	53	—	—	—
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	2,522	2,522	2,522	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	237	237	237	—	17	8
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total impaired loans without allowance recorded	$2,812	$2,812	$2,812	$—	$17	$8
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Owner occupied	45	45	45	23	—	—
Other	1,611	1,611	1,611	176	17	17
Faith-based non-profit		—
Construction	—	—	—	—	—	—
Owner Occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	591	591	591	229	—	—
Multifamily	—	—	—	—	—	—
Home equity	267	267	267	205	—	—
Construction	—	—	—	—	—	—
Consumer	—	—		—	—	—
Total impaired loans with allowance recorded	$2,514	$2,514	$2,514	$633	$17	$17
Total impaired loans	$5,326	$5,326	$5,326	$633	$34	$25

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned

Without related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction
Owner occupied	322	322	—	17
Other	56	56	—	—
Faith-based non-profit:
Construction
Owner occupied	2,522	2,522	—	61
Other	—	—	—	—
Residential real estate:
First mortgage	402	314	—	5
Multifamily	—	—	—	—
Home Equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans without allowance recorded	$3,302	$3,214	$—	$83
With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	279	279	47	—
Other	40	40	10	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	763	762	290	36
Multifamily	—	—	—	—
Home equity	462	462	251	—
Construction	—	—	—	—
Consumer	2	2	2	—
Total impaired loans with allowance recorded	$1,546	$1,545	$600	$36
Total impaired loans	$4,848	$4,759	$600	$119

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at June 30, 2012 were as follows:

	June 30, 2012
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Six Months	Interest Earned Three Months

Without related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—	$—
Commercial real estate:
Construction	374	—	374	374	—	17	7
Owner occupied	724	—	724	724	—	20	12
Other	5,646	—	5,646	5,646	—	85	55
Faith-based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	10,700	103	10,597	10,694	—	263	150
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	552	—	552	542	—	—	—
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs without allowance recorded	$19,563	$103	$19,460	$18,570	$—	$385	$224
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	240	—	240	240	98	10	5
Other	416	—	416	415	53	20	11
Faith-based non-profit
Construction	—	—	—	—	—	—	—
Owner occupied	433	—	433	433	37	17	10
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	81	6	75	82	9	3	1
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,170	$6	$1,164	$1,170	$197	$50	$27
Total TDRs	$20,733	$109	$20,624	$19,740	$197	$435	$251

The following table presents TDRs by class of loans as of December 31, 2011:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned
(Dollars in thousands)
Without related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—
Commercial real estate:
Construction	628	—	628	628	—	—
Owner occupied	893	—	893	895	—
Other	5,112	—	5,112	3,814	—	32
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	10,391	(103)	10,288	10,385	—	474
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	617	(9)	608	607	—	7
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs without allowance recorded	$19,208	$(112)	$19,096	$16,919	$—	$513
With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	378	—	378	378	15	26
Owner occupied	416	—	416	416	47	34
Other	—	—	—	—	—	—
Faith-based non-profit:
Construction	908	—	908	909	56	50
Owner occupied	—	—	—	—	—	—
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	35	—	35	35	2	—
Multifamily	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total TDRs with allowance recorded	$1,737	$—	$1,737	$1,738	$120	$110
Total TDRs	$20,945	$(112)	$20,833	$18,657	$120	$623
Loans for which payment of principal or interest is in default for 90 days or more, are classified as a nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the Bank to extend or modify maturity dates.

Index
M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012:

(Dollars in thousands), excludes number of loans	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	259	3	—	—
Other	53	1	—	—
Faith-based non-profit:
Construction	—
Owner occupied	5,659	4	163	2
Other	—		—	—
Residential real estate:
First mortgage	3,496	44	—	—
Multifamily	—	—	—	—
Home equity	346	4	—	—
Construction	—	—	—	—
Consumer	7	3	—	—
Total	$10,410	60	$163	2

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands), excludes number of loans
Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	5,497	3	—	2
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Total	$15,326	62	$214	6

The following table presents the aging of the recorded investment in loans as of June 30, 2012 by class of loans:

Index
M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$—	$—	$590	$590	$4,078	$4,668
Commercial real estate:
Construction	—	—	—	—	1,745	1,745
Owner occupied	469	—	320	789	16,862	17,651
Other	—	—	53	53	26,649	26,702
Faith-based non-profit:
Construction	—	—	—	—	3,023	3,023
Owner occupied	18	542	2,887	3,447	73,889	77,336
Other	119	—	—	119	8,419	8,538
Residential real estate:
First mortgage	67	365	2,616	3,048	23,298	26,346
Multifamily	—	—	—	—	6,137	6,137
Home equity	195	—	342	537	3,371	3,908
Construction	—	—	—	—	234	234
Consumer	9	—	5	14	1,441	1,455
Other loans	—	—	—	—	2,897	2,897
Total	$877	$907	$6,813	$8,597	$172,043	$180,640

The Company has allocated $197.0 thousand and $120.0 thousand of specific reserves to customers whose loan terms have been modified in TDRs as of June 30, 2012 and December 31, 2011, respectively.  The Company has not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs.

There were a total of 40 loans totaling $19.7 million that are classified as TDRs as of June 30, 2012, four of which were modified with below market rates, with loan balances totaling $3.6 million, and the remaining 36, with loan balances totaling $15.2 million, were given extended payment terms.

During the six months ended June 30, 2012, the Company completed two TDR modifications, both of which are secured by commercial real estate, granting extended payment terms to the borrowers. Both borrowers were performing under the new agreements as of June 30, 2012.

Of those loans modified as TDRs during the quarter ended December 31, 2011, one commercial owner occupied loan of $0.2 million that was given extended payment terms was not performing as of June 30, 2012. There is no ALLL for this loan as of June 30, 2012. Six loans modified more than a year ago were not performing as of June 30, 2012, these loans totaled $1.3 million. The remaining 33 loans modified as TDRs, of which one was modified in the three months ending September 30, 2011, and seven were modified in the three months ending December 31, 2011, were performing according to the modified terms.

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Bank analyzes loans for reserves according to the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Bank uses the following definitions for risk ratings:

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

•
Substandard.  Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of or repayment according to the original terms of the debt.  Substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment.  Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR. These loans exhibit a distinct possibility that the Bank will sustain some loss if the deficiencies related to the loans are not corrected in a timely manner.

•
Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate.

•
Pass.  (includes internal watch) Loans are classified as pass in all classes within the portfolio that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.   These loans exhibit a low likelihood of loss.

The loans assigned to these ratings by portfolio class as of June 30, 2012 is as follows:

	Pass		Special Mention		Substandard		Doubtful		Total
(Dollars in thousands)
Commercial	$4,068		$—		$10		$590		$4,668
Commercial real estate:
Construction	1,364		—		381		—		1,745
Owner occupied	11,850		3,741		2,060		—		17,651
Other	16,452		997		9,253		—		26,702
Faith-based and non-profit:
Construction	3,023		—		—		—		3,023
Owner occupied	55,112		5,566		16,658		—		77,336
Other	8,483		51		4		—		8,538
Residential real estate:
First mortgage	20,861		1,430		4,055		—		26,346
Multifamily	5,985		88		64		—		6,137
Home equity	3,281		—		627		—		3,908
Construction	234		—		—		—		234
Consumer	1,435		7		13		—		1,455
Other loans	2,897		—		—		—		2,897
Total	$135,045	$—	$11,880	$—	$33,125	$—	$590	$—	$180,640

The provision for loan losses assigned to these ratings by portfolio class as of June 30, 2012 is as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$60	$—	$1	$—	$61
Commercial real estate:
Construction	19	—	—	—	19
Owner occupied	267	90	146	—	503
Other	377	24	264	—	665
Faith-based and non-profit:
Construction	42	—	—	—	42
Owner occupied	780	72	88	—	940
Other	108	1	—	—	109
Residential real estate:
First mortgage	499	34	311	—	844
Multifamily	120	1	1	—	122
Home equity	58	—	216	—	274
Construction	3	—	—	—	3
Consumer	46	—	—	—	46
Other loans	51	—	—	—	51
Total	$2,430	$222	$1,027	$—	$3,679

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

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.  While gross loans were down for the period ending June 30, 2012, versus December 31, 2011, the Bank continues to develop relationships and business in the commercial, and faith-based non-profit organizations operating within its footprint.

Total assets decreased from $304.5 million as of December 31, 2011 to $288.6 million as of June 30, 2012. The decline in assets was led by a $7.4 million decline in loans. The largest component of assets that increased was in investment securities available for sale, which increased $17.7 million from December 31, 2011 to June 30, 2012. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding, low risk bonds.  Cash and cash equivalents declined $26.1 million to $35.2 million from December 31, 2011.  Gross loans decreased $7.4 million and OREO increased $0.2 million in 2012.  Total liabilities decreased from $268.1 million as of December 31, 2011 to $252.1 million as of June 30, 2012, led by a decline in total deposits of $15.7 million.

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2011 to $36.5 million as of June 30, 2012. For the six months ended June 30, 2012, the net increase in retained earnings was comprised of $0.3 million of net income, offset by dividends declared to preferred stockholders of $0.1 million. The Company did not declare or pay a common stock dividend in the first six months of 2012.  Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes.  Accumulated other comprehensive loss was in a net unrealized loss position of $1.5 million at June 30, 2012, a decrease of $0.1 million from the net unrealized loss of $1.4 million as of December 31, 2011.

ASSETS

Index
M&F BANCORP, INC. AND SUBSIDIARY

Cash and Cash Equivalents.  Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $26.1 million from $61.3 million as of December 31, 2011 to $35.2 million as of June 30, 2012. The decrease in cash was the result of the purchases in investment securities of $26.9 million and the $15.7 million decrease in deposits.

Loan Portfolio.  Gross loans were $180.6 million and $188.1 million as of June 30, 2012 and December 31, 2011, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of June 30, 2012, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 49.21% of the total loan portfolio and the reserve for these loans is 29.65% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appears to have been adversely affected by the Great Recession.  Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration. The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

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

Of the loan balances outstanding at June 30, 2012, 95.01% or $171.6 million is secured by real estate, and .94% or $1.7 million, is secured by cash deposits.  Junior liens at June 30, 2012, constituted $3.9 million, or 2.16% of the loan balances outstanding.

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

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 33.64% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and U.S. Agency securities, divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.5 million in available borrowing capacity from the Federal Home Loan Bank of Atlanta ("FHLB") at June 30, 2012, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of June 30, 2012. The maximum outstanding balance from FHLB at any time during the second quarter quarter of 2012 was $0.7 million.  The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

The June 30, 2012 and December 31, 2011 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	June 30, 2012
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,390	21.23%	$13,711	8.00%	$17,139	10.00%
Bank	34,580	18.77	14,740	8.00	18,425	10.00
Tier 1 (to risk weighted assets)
Company	$34,235	19.98%	$6,855	4.00%	$10,283	6.00%
Bank	32,266	17.51	7,370	4.00	11,055	6.00
Tier 1 (to average total assets)
Company	$34,235	11.75%	$11,656	4.00%	$14,570	5.00%
Bank	32,266	11.15	11,571	4.00	14,464	5.00

	December 31, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

Item 4 -	Controls and Procedures

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibits and Index of Exhibits
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description

Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB, filed with the SEC on November 15, 1999.

Exhibit 3(i)(b)
Articles of Amendment, adopted by the shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB, filed with the SEC on March 31, 2006.

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

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)
Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial Statements filed in XBRL format

*management contracts and compensatory arrangements

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date:	August 10, 2012	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

		By:	/s/ Lyn Hittle
Lyn Hittle
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.