Form 10-Q
period 2012-09-30
M&F BANCORP INC /NC/
filed 2012-11-13
CIK 1094738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
______________________________________________________
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly  period ended September 30, 2012
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

i

Index
M&F BANCORP, INC.

PART I
FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2012	December 31, 2011
	(Unaudited)	***
ASSETS
Cash and cash equivalents	$51,516	$61,296
Investment securities available for sale, at fair value	62,933	37,595
Other invested assets	489	638
Loans, net of unearned income and deferred fees	178,941	188,084
Allowances for loan losses	(3,498)	(3,850)
Loans, net	175,443	184,234
Interest receivable	850	764
Bank premises and equipment, net	4,661	4,654
Cash surrender value of bank-owned life insurance	5,926	5,768
Other real estate owned	3,072	3,215
Deferred tax assets and taxes receivable, net	4,329	4,703
Other assets	1,390	1,589
TOTAL ASSETS	$310,609	$304,456
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$212,874	$209,291
Noninterest-bearing deposits	48,498	49,853
Total deposits	261,372	259,144
Other borrowings	2,987	2,939
Other liabilities	9,358	5,976
Total liabilities	273,717	268,059
COMMITMENTS AND CONTINGENCIES- NOTE 8
Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding	11,725	11,724
Common stock, no par value 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,721	17,380
Accumulated other comprehensive loss	(1,286)	(1,439)
Total stockholders' equity	36,892	36,397
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$310,609	$304,456

See notes to consolidated financial statements.
***Derived from audited financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except for share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited)	2012	2011	2012	2011
Interest income:
Loans, including fees	$2,775	$2,783	$7,969	$8,524
Investment securities, including dividends
Taxable	229	186	636	472
Tax-exempt	23	73	91	204
Other	21	36	94	116
Total interest income	3,048	3,078	8,790	9,316
Interest expense:
Deposits	227	341	695	1,102
Borrowings	7	26	46	70
Total interest expense	234	367	741	1,172
Net interest income	2,814	2,711	8,049	8,144
Less provision for loan losses	122	264	166	437
Net interest income after provision for loan losses	2,692	2,447	7,883	7,707
Noninterest income:
Service charges	362	364	1,024	1,079
Rental income	92	88	273	261
Cash surrender value of life insurance	52	50	152	147
Realized gain on sale of securities	67	69	256	106
Realized (loss) gain on sale of other real estate owned	4	21	(42)	162
Realized gain on disposal of assets	—	—	—	104
Other income	1	1	4	3
Total noninterest income	578	593	1,667	1,862
Noninterest expense:
Salaries and employee benefits	1,491	1,376	4,387	4,112
Occupancy and equipment	400	372	1,124	1,148
Directors fees	67	63	218	217
Marketing	75	55	164	198
Professional fees	166	335	627	818
Information technology	233	203	696	590
FDIC deposit insurance	131	144	395	468
OREO expense, net	61	35	190	185
Delivery expenses	48	46	150	180
Other	318	251	883	850
Total noninterest expense	2,990	2,880	8,834	8,766
Income before income taxes	280	160	716	803
Income tax expense	87	24	196	205
Net income	193	136	520	598
Less preferred stock dividends and accretion	59	59	179	176
Net income available to common stockholders	$134	$77	$341	$422

Basic and diluted earnings per share of common stock:	$0.07	$0.04	$0.17	$0.21
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337
Dividends per share of common stock	$—	$—	$—	$—
See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Unaudited)	2012	2011	2012	2011
Net income	$193	$136	$520	$598

Items of other comprehensive income, before tax:
Unrealized gains on securities available for sale, net of taxes	408	295	523	800
Reclassification adjustments for gains included in income before income tax expense	(67)	(69)	(256)	(106)
Other comprehensive income before tax expense	341	226	267	694
Less: Changes in deferred income taxes related to change in unrealized gains on securities available for sale	120	33	114	160
Other comprehensive income, net of taxes	221	193	153	534

Total comprehensive income	$414	$329	$673	$1,132

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Dollars in thousands except for share data) (Unaudited)	Number of Shares	Common Stock	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				598		598
Other comprehensive income, net of tax expense of $160					534	534
Total comprehensive income, net of tax expense of $365						1,132
Dividends declared on preferred stock				(175)		(175)
Balances as of September 30, 2011	2,031,337	$8.732	$11.723	$17.686	$(774)	$37,367

Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Accretion of Series B preferred stock issuance costs			1	(1)		—
Comprehensive income:
Net income				520		520
Other comprehensive loss, net of tax benefit of $114					153	153
Total comprehensive income, net of tax expense of $310						673
Dividends declared on preferred stock				(178)		(178)
Balances as of September 30, 2012	2,031,337	$8,732	$11,725	$17,721	$(1,286)	$36,892

See notes to consolidated financial statements

Index
M&F BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

(Dollars in thousands)
(Unaudited)	2012	2011
Cash flows from operating activities:
Net income	$520	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	166	437
Depreciation and amortization	256	260
Gain on disposition of asset	—	(104)
Amortization of discounts/premiums on investments, net	75	18
Loan purchase accounting amortization, net	130	130
Deferred loan origination fees and costs, net	108	71
Gains on sale of available for sale securities	(256)	(106)
Increase in cash surrender value of bank owned life insurance	(152)	(147)
Loss (gain) on sale of other real estate owned	42	(162)
Write-down of other real estate owned	38	80
Changes in:
Accrued interest receivable and other assets	374	(400)
Other liabilities	3,382	(440)
Net cash provided by operating activities	4,683	235
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	7,224	3,687
Maturities, prepayments and calls	819	1,723
Principal collections	7,478	2,407
Purchases	(40,263)	(17,289)
Net decrease in loans	8,050	5,392
Purchases of bank premises and equipment	(263)	(46)
Payment of BOLI premium	(6)	(6)
Proceeds from disposition of asset	—	110
Proceeds from sale of real estate owned	400	914
Net cash used in investing activities	(16,561)	(3,108)
Cash flows from financing activities:
Net increase (decrease) in deposits	2,228	(9,065)
Net increase (decrease) in other borrowings	48	(14)
Cash dividends	(178)	(175)
Net cash provided by (used in) financing activities	2,098	(9,254)
Net decrease in cash and cash equivalents	(9,780)	(12,127)
Cash and cash equivalents as of the beginning of the period	61,296	74,575
Cash and cash equivalents as of the end of the period	$51,516	$62,448
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Increase in unrealized gains on available for sale securities	267	694
Net transfers in to other real estate owned from loans	337	1,326
Accretion of Series B preferred stock issuance costs	1	1
Cash paid during period for:
Interest	$813	$1,023
Income taxes	181	181
 See notes to consolidated financial statements.

Index
M&F BANCORP, INC.

Notes to Consolidated Financial Statements, September 30, 2012 (unaudited)

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

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of September 30, 2012, and December 31, 2011, all investment securities were classified as available for sale.

Our available for sale securities totaled $62.9 million and $37.6 million as of September 30, 2012 and December 31, 2011, respectively. Securities with a fair value of $1.1 million were pledged to the Federal Reserve Bank of Richmond (“FRB”), respectively, and an additional $5.4 million and $2.4 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at September 30, 2012.  Securities with a fair value of $0.6 million were pledged to the FRB and an additional $5.3 million and $2.0 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2011.

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

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2012 and December 31, 2011 were:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
September 30, 2012
U.S. Agencies	$1,363	$7	$—	$1,370
Government sponsored MBS
Residential	57,605	679	(5)	58,279
Non-Government sponsored MBS
Residential	98	3	—	101
Municipal securities
North Carolina	2,969	214	—	3,183
Total at September 30, 2012	$62,035	$903	$(5)	$62,933

December 31, 2011
U.S. Agencies	$483	$—	$—	$483
Government sponsored MBS
Residential	$30,399	$416	$(26)	$30,789
Non-Government sponsored MBS
Residential	133	2	—	135
Municipals
North Carolina	3,505	197	—	3,702
Out of state	2,444	42	—	2,486
Total at December 31, 2011	$36,964	$657	$(26)	$37,595

Sales and calls of securities available for sale for the nine months ended September 30, 2012, and September 30, 2011, resulted in aggregate gross realized gains of $263.8 thousand and $106.3 thousand, respectively, and realized losses of $8.2 thousand and $0.0 thousand, respectively.  During the three months ended September 30, 2012 and September 30, 2011 the Company realized gross gains of $75.4 thousand and $68.7 thousand, respectively, from the sales of securities and realized losses of $8.2 thousand and $0.0 thousand, respectively.

In the first quarter of 2012, the Company sold all of its remaining non-North Carolina based municipal securities.

The amortized cost and estimated market value of securities as of September 30, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final scheduled payment date. MBS may mature earlier because of principal prepayments.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	September 30, 2012
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due after one year through five years	$1,007	$1,000
Due after five years through ten years	363	363
Total US Agencies	$1,370	$1,363

Government sponsored MBS
Residential
Due after one year through five years	$147	$137
Due after five years through ten years	181	169
Due after ten years	57,951	57,299
Total government sponsored MBS	$58,279	$57,605

Non-Government sponsored MBS
Residential
Due after ten years	$101	$98

Municipals (all North Carolina)
Due within one year	492	466
Due after one year through five years	$2,082	$1,895
Due after five years through ten years	609	608
Total municipals	$3,183	$2,969

As of September 30, 2012 and December 31, 2011, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Government sponsored MBS
Residential	$2,535	$(5)	$—	$—	$2,535	$(5)
Municipals
Total at September 30, 2012	$2,535	$(5)	$—	$—	$2,535	$(5)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Government sponsored MBS
Residential	$9,669	$(26)	$—	$—	$9,669	$(26)
Total at December 31, 2011	$9,669	$(26)	$—	$—	$9,669	$(26)

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

All securities owned as of September 30, 2012, and December 31, 2011 ,were investment grade. At least quarterly, the Company evaluates securities for other-than-temporary impairment. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  As of September 30, 2012 and December 31, 2011, the Company held 2 and 12 investment positions, respectively, with unrealized losses of $5 thousand and $26 thousand, respectively. As of September 30, 2012, these investments were in U.S. Government sponsored MBS as of both dates, and as of December 31, 2011, U.S. Government sponsored MBS, Municipals and non-Government sponsored MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and the Company has the intent and ability to hold these securities until the market recovers.

The Company owns stock in the Federal Home Loan Bank of Atlanta ("FHLB"), classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment.  The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters.  The Company believes that the investment in FHLB stock is not impaired.

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

Loans — Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the respective loan using the effective interest method. Loans (net) are reduced by the allowance for loan losses ("ALLL"). Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service charges for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.
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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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
Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and the borrower has demonstrated payment performance for a minimum of six months in accordance with the contractual terms involving payments of cash or cash equivalents. During the nonaccrual period, all payments received will be applied to principal. After a loan is returned to accruing status, foregone interest will be accreted to interest income on a pro-rata basis over the remaining term of the loan if full repayment of principal and interest is reasonably assured.
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
The quantitative loss history is based on an eight quarter rolling history of net losses incurred by different loan types within the loan portfolio. For loans evaluated under the ASC 450 reserve, the qualitative factors are added to the quantitative loss factors by loan type and multiplied by the balances of each loan type to determine the ASC 450 reserve. The actual eight quarter loss history is 46 bps of average loans outstanding as of September 30, 2012. The net qualitative factors applied to the ASC 450 calculations totaled 1.36% and the quantitative factors varied from net recoveries to 35.93% for overdrafts.
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
The Company uses several credit quality indicators to manage credit risk on an ongoing basis. The Company's credit risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass (which includes internal watch), special mention, or criticized categories, which includes substandard, doubtful, and loss. Credit risk ratings are applied individually to all classes of loans. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.
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
Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with drawable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $51.3 thousand and $23.7 thousand for September 30, 2012 and December 31, 2011, respectively, were reflected in other liabilities on the Consolidated Balance Sheets.

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
(Dollars in thousands)
Commercial	$5,540	$7,688
Commercial real estate:
Construction	1,726	1,871
Owner occupied	20,051	20,352
Other	26,628	24,831
Faith-based non-profit:
Construction	1,910	2,287
Owner occupied	77,137	78,161
Other	6,861	8,703
Residential real estate:
First mortgage	25,120	27,896
Multifamily	5,904	7,207
Home equity	3,420	4,457
Construction	381	—
Consumer	1,455	1,667
Other loans	2,808	2,964
Loans, net of deferred fees	178,941	188,084
Allowance for loan losses	(3,498)	(3,850)
Loans, net of allowance for losses	$175,443	$184,234

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of September 30, 2012, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised approximately 48.01% of the total loan portfolio  The reserve allocated for these loans is 29.47% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the Great Recession and continued economic downturn.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL.  The following table presents the ALLL and the reported investment in loans, net of deferred fees and costs, by portfolio segment. The first column shows the ALLL and loans classified as impaired or TDRs, and the second column presents all other loans, not classified as impaired or TDRs as of September 30, 2012:

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Outstanding as of September 30, 2012
(Dollars in thousands)
Commercial	$—	$25	$25
Commercial real estate	$313	$856	$1,169
Faith-based non-profit	$52	$979	$1,031
Residential real estate	$342	$832	$1,174
Consumer	$—	$52	$52
Other loans	$—	$47	$47
Total	$707	$2,791	$3,498
Loans:
(Dollars in thousands)
Commercial	$590	$4,950	$5,540
Commercial real estate	9,134	39,271	48,405
Faith-based non-profit	13,557	72,351	85,908
Residential real estate	2,186	32,639	34,825
Consumer	—	1,455	1,455
Other loans	—	2,808	2,808
Total	$25,467	$153,474	$178,941

The following table presents the ALLL and the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2011:

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

Total impaired loans, including TDRs, was $25.5 million as of September 30, 2012 and $23.4 million as of December 31, 2011. One loan to a faith-based non-profit was restructured as a TDR in the quarter ended September 30, 2012. Two commercial real estate secured loans, totaling $1.4 million were restructured as TDRs during the nine months ended September 30, 2012 in addition to the TDR in the quarter ended September 30, 2012. Of the 38 TDRs at September 30, 2012, 29 loans totaling $17.7 million were in compliance with the restructured terms.

The following tables show impaired loans, excluding TDRs, with and without allocated allowances for loan losses as of September 30, 2012 and December 31, 2011, as well as average balances by loan classification for the three and nine months ended September 30, 2012 and September 30, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$490	$3,214
Loans with allocated allowance for loan losses	2,809	1,545
Total	$3,299	$4,759
Amount of the allowance for loan losses allocated	$493	$600

The following table shows average impaired balances by portfolio segment for the three and nine month periods shown:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended
Average of impaired loans during the periods ended	September 30, 2012		September 30, 2011
Commercial	$—	$—	$15	$15
Commercial real estate:
Owner occupied	296	44	1,051	1,042
Other	874	1,653	109	117
Faith-based non-profit:
Owner occupied	2,522	2,522	5,948	6,057
Residential real estate:
First mortgage	1,202	1,222	799	1,071
Multifamily	—	—	547	629
Home equity	274	267	190	278
Consumer	2		5	5
Average impaired loans	$5,170	$5,708	$8,712	$9,214

The following table shows TDRs with and without allocated allowances for loan losses as of the periods ending September 30, 2012 and December 31, 2011 as well as average balances by loan classification for the three and nine months ended September 30, 2012 and September 30, 2011:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Loans with no allocated allowance for loan losses	$21,004	$16,919
Loans with allocated allowance for loan losses	1,163	1,738
Total	$22,167	$18,657
Amount of the allowance for loan losses allocated	$214	$120

The following table shows average TDR balances by portfolio segment for the three and nine month periods shown:

	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended
(Dollars in thousands)	September 30, 2012		September 30, 2011
Commercial	$590	$590	$1,180	$1,180
Commercial real estate:
Construction	687	374	1,029	1,021
Owner occupied	998	856	609	606
Other	5,433	6,195	3,039	3,045
Faith-based non-profit:
Owner occupied	11,792	12,342	5,798	7,080
Residential real estate:
First mortgage	618	598	345	401
Average TDR loans	$20,118	$20,955	$12,000	$13,333

The following table presents loans individually evaluated for impairment, excluding TDRs, by class of loans as of September 30, 2012:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	September 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
Without allowance recorded:
Commercial real estate:
Owner occupied	$42	$42	$—	$—	$—
Other	50	50	—	—	—
Residential real estate:
First mortgage	398	398	—	6	—
Total impaired loans without allowance recorded	$490	$490	$—	$6	$—
With an allowance recorded:
Commercial real estate:
Other	1,591	1,591	156	65	—
Residential real estate:
First mortgage	1,218	1,218	337	40	11
Total impaired loans with allowance recorded	$2,809	$2,809	$493	$105	$11
Total impaired loans	$3,299	$3,299	$493	$111	$11

The following table presents loans individually evaluated for impairment, excluding TDRs, by class of loans, as of December 31, 2011, and interest earned during the three and nine months ended September 30, 2011:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	December 31, 2011		September 30, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	322	—	17	17
Other	56	—	—	—
Faith-based non-profit:
Owner occupied	2,522	—	61	61
Residential real estate:
First mortgage	402	—	—	—
Total impaired loans without allowance recorded	$3,302	$—	$78	$78
With an allowance recorded:
Commercial real estate:
Owner occupied	$279	$47	$—	$—
Other	40	10	—	—
Residential real estate:
First mortgage	763	290	26	9
Home equity	462	251	—	—
Consumer	2	2	—	—
Total impaired loans with allowance recorded	$1,546	$600	$26	$9
Total impaired loans	$4,848	$600	$104	$87

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs where applicable.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDRs by class of loans as of September 30, 2012:

	September 30, 2012
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months

Without related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—	$—
Commercial real estate:
Construction	374	—	374	374	—	24	7
Owner occupied	509	—	509	509	—	28	6
Other	4,912	—	4,912	5,914	—	143	58
Faith-based non-profit:
Owner occupied	13,133	103	13,030	13,126	—	331	69
Residential real estate:
First mortgage	491	—	491	491	—	12	4
Total TDRs without allowance recorded	$20,986	$103	$20,883	$21,004	$—	$538	$144
With an allowance recorded:
Commercial real estate:
Owner occupied	239	—	239	239	102	12	3
Other	414	—	414	414	55	26	6
Faith-based non-profit
Owner occupied	430	—	430	430	52	22	5
Residential real estate:
First mortgage	80	6	74	80	5	4	1
Total TDRs with allowance recorded	$1,163	$6	$1,157	$1,163	$214	$64	$15
Total TDRs	$22,149	$109	$22,040	$22,167	$214	$602	$159

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents TDRs by class of loans as of December 31, 2011 and interest earning during the nine and three months ended September 30, 2011:

	December 31, 2011					September 30, 2011
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months		Interest Earned Three Months
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—		—
Commercial real estate:
Construction	628	—	628	628	—	—		—
Owner occupied	893	—	893	895	—	20		16
Other	5,112	—	5,112	3,814	—	4		—
Faith-based non-profit:
Owner occupied	10,391	(103)	10,288	10,385	—	297		110
Residential real estate:
First mortgage	617	(9)	608	607	—	4		1
Total TDRs with no allowance recorded	$19,208	$(112)	$19,096	$16,919	$—	$325		$127
With an allowance recorded:
Commercial real estate:
Construction	378	—	378	378	15	24		9
Owner occupied	416	—	416	416	47	—	—	—
Other	—	—	—	—	—	19		3
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner occupied	908	—	908	909	56	33		15
Other	—	—	—	—	—	—		—
Residential real estate:
First mortgage	35	—	35	35	2	—		—
Multifamily	—	—	—	—	—	—		—
Home equity	—	—	—	—	—	—		—
Construction	—	—	—	—	—	—		—
Consumer	—	—	—	—	—	—		—
Total TDRs with allowance recorded	$1,737	$—	$1,737	$1,738	$120	$76		$27
Total TDRs	$20,945	$(112)	$20,833	$18,657	$120	$401		$154

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

The following tables set forth new TDRs made during the periods present as well as the concessions granted, and status of performance:

	For the Three Months Ended
	September 30, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance	Allowance	Concession	Performing or not
(Dollars in thousands)
Faith-based non-profit
Owner occupied	1	$2,522	$2,522	—	Below market interest rate and extended repayment terms	Not yet due as of 9-30-12
Total TDR Loans	$1	$2,522	$2,522	$—

	For the Nine Months Ended
	September 30, 2012
	Number of Loans	Recorded Investment	Unpaid Principal Balance	Allowance	Concession	Performing or not
(Dollars in thousands)
Commercial real estate:
Owner occupied	1	$80	$80	—	Extended repayment terms	Performing
Other	1	1,353	1,353	—	Extended repayment terms	Performing
Faith-based non-profit
Owner occupied	1	2,522	2,522	—	Below market interest rate and extended repayment terms	Not yet due as of 9-30-12
Total TDR Loans	$3	$3,955	$3,955	$—

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Owner occupied	42	1	170	3
Other	50	1	—	—
Faith-based non-profit:
Owner occupied	5,600	4	145	1
Residential real estate:
First mortgage	3,400	42	89	2
Home equity	20	3	—	—
Consumer	18	3	—	—
Total	$9,720	55	$404	6

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Owner occupied	5,497	3	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Consumer	5	2	—	—
Total	$15,326	62	$214	4

Non-accrual loans and loans past due over 90 days still accruing interest include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans for which principal or interest is in default for 90 days or more are classified as a nonaccrual unless they are well secured and in process of collection.

Unrecognized income on non-accrual loans as of September 30, 2012 and December 31, 2011 was $1.2 million and $1.9 million, respectively. In the quarter ended June 30, 2012 three TDRs to a single borrower were returned to accruing status. The interest foregone during the non-accrual period totaled approximately $0.9 million which will be accreted to income through the scheduled maturities of March 1, 2015. In the quarter ended September 30, 2012, three TDR loans to one borrower were paid in full, including principal previously written down and unpaid interest.

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The following table presents loans not past due, and the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$6	$—	$590	$596	$4,944	$5,540
Commercial real estate:
Construction	—	—	—	—	1,726	1,726
Owner occupied	—	—	213	213	19,838	20,051
Other	—	353	50	403	26,225	26,628
Faith-based non-profit:
Construction	—	—	—	—	1,910	1,910
Owner occupied	833	51	2,930	3,814	73,323	77,137
Other	—	—	—	—	6,861	6,861
Residential real estate:
First mortgage	468	319	2,554	3,341	21,779	25,120
Multifamily	—	—	—	—	5,904	5,904
Home equity	157	—	7	164	3,256	3,420
Construction	—	—	—	—	381	381
Consumer	14	2	—	16	1,439	1,455
Other loans	—	—	—	—	2,808	2,808
Total	$1,478	$725	$6,344	$8,547	$170,394	$178,941

The following table presents loans not past due, and the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
(Dollars in thousands)
Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based and non-profit:
Construction	—	—	—	—	2,287	2,287
Owner occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—	—	—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Non-accruals decreased $5.6 million in the period ending September 30, 2012 from the period ending December 31, 2011, while the total loans past due decreased by 36.05%, or $4.8 million, over the same period. The table below shows that the Bank has $3.4 million in non-accrual loans that are less than 30 days past due.

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual as of September 30, 2012.

(Dollars in thousands)	September 30, 2012
	Amount	Number
Loans past due over 90 days still on accrual	$404	6
Nonaccrual loans past due
Less than 30 days	$3,436	12
30-59 days	308	3
60-89 days	35	1
90+ days	5,941	39
Nonaccrual loans	$9,720	55

Changes in the allowance for loan losses for the three and nine months ended September 30, 2012 are as follows:

	For the Three Months Ended
	September 30, 2012
(Dollars in thousands)	June 30, 2012	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2012
Commercial	$61	$—	$—	$(36)	$25
Commercial real estate	1,187	—	—	(18)	1,169
Faith-based non-profit	1,091	—	—	(60)	1,031
Residential real estate	1,243	(303)	4	230	1,174
Consumer	46	—	4	2	52
Other	51	(8)	—	4	47
Total	$3,679	$(311)	$8	$122	$3,498

	For the Nine Months Ended
	September 30, 2012
	December 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2012
Commercial	$348			$(323)	$25
Commercial real estate	971	(56)	1	253	1,169
Faith-based non-profit	1,128			(97)	1,031
Residential real estate	1,299	(539)	93	321	1,174
Consumer	62	(1)	1	(10)	52
Other	42	(26)	9	22	47
Total	$3,850	$(622)	$104	$166	$3,498

Changes in the allowance for loan losses as of and for the three and nine months ended September 30, 2011 are as follows:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

	For the Three Months Ended
(Dollars in thousands)	June 30, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2011
Commercial	$582	$(14)	$—	$(10)	$558
Commercial real estate	840	(19)	3	27	851
Faith-based non-profit	1,220	—	—	13	1,233
Residential real estate	1,457	(181)	—	242	1,518
Consumer	43	(8)	—	26	61
Other	103	(6)	2	(34)	65
Total	$4,245	$(228)	$5	$264	$4,286

	For the Nine Months Ended
	December 31, 2010	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2011
Commercial	$651	$(14)	$95	$(174)	$558
Commercial real estate	651	(19)	129	90	851
Faith-based non-profit	1,289	—	—	(56)	1,233
Residential real estate	1,045	(181)	2	652	1,518
Consumer	105	(8)	6	(42)	61
Other	110	(23)	11	(33)	65
Total	$3,851	$(245)	$243	$437	$4,286

The Bank experienced $311 thousand in net loan charge offs for the three months ended September 30, 2012 compared to $228 thousand in net loan charge offs for the three months ended September 30, 2011. On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 62 bps as of September 30, 2011 to 57 bps as of December 31, 2011, and 46 bps as of September 30, 2012.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Bank analyzes loans for reserves according to the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Bank uses the following definitions for risk ratings:

•
Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  These loans exhibit a moderate likelihood of some loss related to those loans and leases.

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

•
Pass (includes internal watch). Loans are classified as pass in all classes within the portfolio that are not identified as special mention, substandard, doubtful, or loss, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.   These loans exhibit a low likelihood of loss.

As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$4,941	$—	$9	$590	$5,540
Commercial real estate:
Construction	1,352	—	374	—	1,726
Owner occupied	14,492	3,730	1,829	—	20,051
Other	16,176	982	9,470	—	26,628
Faith-based and non-profit:
Construction	1,910	—	—	—	1,910
Owner occupied	56,091	5,829	15,217	—	77,137
Other	6,780	77	4	—	6,861
Residential real estate:
First mortgage	19,735	1,468	3,917	—	25,120
Multifamily	5,777	63	64	—	5,904
Home equity	3,125	—	295	—	3,420
Construction	381	—	—	—	381
Consumer	1,427	4	24	—	1,455
Other loans	2,808	—	—	—	2,808
Total	$134,995	$12,153	$31,203	$590	$178,941

As of September 30, 2012, the allowance for loan losses by class of loans, is as follows:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$24	$—	$1	$—	$25
Commercial real estate:
Construction	20	—	—	—	20
Owner occupied	294	89	127	—	510
Other	370	23	246	—	639
Faith-based and non-profit:
Construction	26	—	—	—	26
Owner occupied	751	113	48	—	912
Other	92	1	—	—	93
Residential real estate:
First mortgage	571	35	400	—	1,006
Multifamily	114	1	1	—	116
Home equity	38	—	9	—	47
Construction	5	—	—	—	5
Consumer	51	—	1	—	52
Other loans	47				47
Total	$2,403	$262	$833	$—	$3,498

As of December 31, 2011, the risk category of loans by class of loans was as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$6,882	$204	$12	$590	$7,688
Commercial real estate:
Construction	857	—	1,014	—	1,871
Owner occupied	15,766	1,996	2,590	—	20,352
Other	14,938	1,004	8,889	—	24,831
Faith-based and non-profit:
Construction	2,287	—	—	—	2,287
Owner occupied	51,354	10,766	16,041	—	78,161
Other	8,125	572	6	—	8,703
Residential real estate:
First mortgage	21,938	1,363	4,595	—	27,896
Multifamily	6,661	42	504	—	7,207
Home equity	3,529	—	928	—	4,457
Construction	—	—	—	—	—
Consumer	1,644	14	7	2	1,667
Other loans	2,964	—	—	—	2,964
Total	$136,945	$15,961	$34,586	$592	$188,084

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

The following table shows the activity in OREO properties for the three months ended September 30, 2012.

(Dollars in thousands)	June 30, 2012	Sales (Cash)	Losses	Additions	September 30, 2012
Commercial real estate	$2,447	$(203)	$—	$—	$2,244
Faith-based non-profit	199	—	—	—	199
Residential	420	(56)	(1)	—	363
Land	307	(3)	(38)	—	266
Total	$3,373	$(262)	$(39)	$—	$3,072
The following table shows the activity in OREO properties for the nine months ended September 30, 2012.

(Dollars in thousands)	December 31, 2011	Sales (Cash)	Losses	Additions	September 30, 2012

Commercial	$2,481	$(203)	$(33)		$2,245
Faith-based and non-profit	253	(52)	(3)		198
Residential	174	(142)	(6)	337	363
Land	307	(3)	(38)		266
Total	$3,215	$(400)	$(80)	$337	$3,072

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

There were foreclosures related to two borrowers during the nine months ended September 30, 2012 and no foreclosures that were taken into OREO during the three months ended September 30, 2012. The losses recorded during the three months ended September 30, 2012 were related to three properties under contract for sale, the losses recorded during the nine months ended September 30, 2012, related to five properties under contract for sale.

6.	FHLB ADVANCES

Borrowings as of September 30, 2012 and December 31, 2011 consisted of one FHLB fixed-term loan with a fixed rate of 0.50%, and a 2020 maturity date. The principal outstanding on this loan was $0.7 million as of both dates.

(Dollars in thousands)	September 30, 2012
	Amount	Maturity Date	Rate
Fixed Rate Note	$708	2020	0.50%

	December 31, 2011
	Amount	Maturity Date	Rate
Fixed Rate Note	$725	2020	0.50%

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million.  The Company periodically tests its federal funds lines of credit with these correspondent banks.  These lines were tested in the three and nine months ended September 30, 2012. The Company had unused borrowing capacity with the FHLB of $7.3 million as of September 30, 2012 and $7.5 million as of December 31, 2011, respectively. In addition, the Company has the ability to borrow from the Federal Reserve of Richmond to the extent of investment securities pledged to the Federal Reserve.

7.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the nine months ended September 30, 2012 totaled $0.4 million. No contributions were made during the three months ended September 30, 2012.  The contributions paid during the three and nine months ended September 30, 2011, totaled $0.6 million and $0.7 million. The Cash Balance Plan was not fully funded as of September 30, 2012 and December 31, 2011. The Bank does not expect to provide any additional funding to the Cash Balance Plan in 2012.  The annual measurement date for the Cash Balance Plan is as of December 31, and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Bank purchased bank owned life insurance (“BOLI”) in 2002, with a face value of approximately $12.8 million covering all the participants in the SERP. Increases in the cash surrender value of the BOLI policies totaled $52 thousand and $152 thousand for the three and nine months ended September 30, 2012. During the three and nine months periods ended September 30, 2011 the cash surrender value of the BOLI policies increased $50 thousand and $147 thousand, respectively.  The cash surrender value of the BOLI owned by the Bank was $5.926 million and $5.8 million as of September 30, 2012 and December 31, 2011, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. The Bank does not expect to contribute to the SERP in 2012. In the second quarter of 2012, a Bank officer left before retirement age, forfeiting benefits under the SERP. This will reduce the service costs associated to this plan going forward.

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the nine months ended September 30, 2012 and September 30, 2011 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2012	2011	2012	2011	2012	2011

Service cost	$107	$103	$—	$—	$107	$103
Interest cost	167	187	71	80	238	267
Expected return on plan assets	(199)	(181)	—	—	(199)	(181)
Amortization of prior service costs	1	1	—	3	1	4
Recognized net actuarial gain	159	114	13	3	172	117
Net periodic cost	$235	$224	$84	$86	$319	$310

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the three months ended September 30, 2012 and September 30, 2011 were:

(Dollars in thousands)	Cash Balance Plan		SERP		Total
	2012	2011	2012	2011	2012	2011
Service cost	$36	$34	$—	$—	$36	$34
Interest cost	56	62	23	27	79	89
Expected return on plan assets	(66)	(60)	—	—	(66)	(60)
Amortization of prior service costs	—	—	—	1	—	1
Recognized net actuarial gain	53	38	4	1	57	39
Net periodic cost	$79	$74	$27	$29	$106	$103

The Bank had a liability for the Cash Balance Plan of $1.5 million and $1.6 million for the periods ending September 30, 2012 and December 31, 2011, respectively.  The liability is included in Other Liabilities within the Consolidated Balance Sheets.  The accrued liability and accumulated benefit obligations for the SERP was $2.3 million  for the periods ending September 30, 2012 and December 31, 2011.   The balance is included in Other Liabilities within the Consolidated Balance Sheets.  The September 30, 2012 fair value of the pension plan assets is immaterially different from what was reported for December 31, 2011 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

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

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary.  Employees become eligible after completing 90 days of service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contributions to the 401(k) plan were $55 thousand and $158 thousand, respectively, for the three and nine months ended September 30, 2012.  The Bank’s contributions to the 401(k) plan were $43 thousand and $137 thousand, respectively, for the three and nine months ended September 30, 2011.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At September 30, 2012 and December 31, 2011, the amount of the non-qualified deferred compensation plan liability was $0.3 million. A participant in this plan retired during the three months ended June 30, 2012, and will be paid out his balance in the first quarter of 2013.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of September 30, 2012 and December 31, 2011, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the death benefit, excluding any cash surrender value, of the BOLI upon the executive’s demise.  Amounts are accrued by a charge to employee benefits. As of September 30, 2012 and December 31, 2011, $0.2 million was recorded in other liabilities for the split dollar benefit. During the quarter ended June 30, 2012, a Bank officer left before retirement age, forfeiting his split dollar benefit. This will reduce the service costs associated with this plan going forward.

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

To the extent deemed necessary, collateral of varying types and amounts is held to secure customer performance under certain of those letters of credit outstanding.

Financial instruments whose contract amounts represent credit risk as of September 30, 2012 and December 31, 2011, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at September 30, 2012 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments

Less than one year	$435	$17,290	$17,725
One to three years	—	701	701
Three to five years	71	4,859	4,930
More than five years	—	2,150	2,150
Total	$506	$25,000	$25,506

9.	FAIR VALUE MEASUREMENT

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

Assets and Liabilities Measured on a Recurring Basis:

Available for Sales ("AFS") Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, state and municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Assets measured at fair value on a recurring basis as of September 30, 2012 were:

(Dollars in thousands)
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
US Agencies	$1,370	$—	$1,370	$—
Government sponsored MBS
Residential	58,279	—	58,279	—
Non-Government sponsored MBS
Residential	101	—	101	—
Municipal securities
North Carolina	3,183	—	3,183	—
Mortgage Servicing Rights	41	—	—	41
Total	$62,974	$—	$62,933	$41

Assets measured at fair value on a recurring basis as of December 31, 2011 were:

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

(Dollars in thousands)
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
US Agencies	$483	$—	$483	$—
Government sponsored MBS
Residential	30,789	—	30,789	—
Non-Government sponsored MBS
Residential	135	—	135	—
Municipal securities
North Carolina	3,702	—	3,702	—
Out of state	2,486	—	2,486	—
Mortgage Servicing Rights	46	—	—	46
	$37,641	$—	$37,595	$46

The table below displays the change in all recurring Level 3 Assets between December 31, 2011 and September 30, 2012:

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2011)	$46
Amortization	(3)
Ending Balance (June 30, 2012)	$43
Amortization	(2)
Ending Balance (September 30, 2012)	$41

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 were:

(Dollars in thousands)
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,072	$—	$—	$3,072
Impaired and TDR Loans:
Commercial	590	—	—	590
Commercial real estate	8,821	—	—	8,821
Faith-based non-profit	13,505	—	—	13,505
Residential real estate	1,844	—	—	1,844
Total	$27,832	$—	$—	$27,832

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring:
Other real estate owned	$3,215	$—	$—	$3,215
Impaired and TDR Loans:
Commercial	590	—	—	590
Commercial real estate	6,709	—	—	6,709
Faith-based non-profit	13,760	—	—	13,760
Residential real estate	1,637	—	—	1,637
Total	$25,911	$—	$—	$25,911

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Quantitative Information about Level 3 Fair Value Measurements

Description	September 30, 2012	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Nonrecurring:
Other real estate owned	$3,072	discounted appraisals	collateral discounts	6	-20%
Impaired and TDR loans	24,760	discounted appraisals	collateral discounts	6	-20%
Mortgage Servicing Rights	41	discounted cash flow	Public Securities Association ("PSA") speed	374%
			cost to service	5.50%
			investor yield	9.00%
Total	$27,873

Description	December 31, 2011	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value
Nonrecurring:
Other real estate owned	$3,215	discounted appraisals	collateral discounts	6	-20%
Impaired and TDR loans	22,696	discounted appraisals	collateral discounts	6	-20%
Mortgage Servicing Rights	46	discounted cash flow	PSA speed	306%
			cost to service	5.50%
			investor yield	9.00%
Total	$25,957

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

Index
M&F BANCORP, INC.
Notes to Consolidated Financial Statements continued

Deposits: The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to the carrying amount and is therefore considered a Level 1 input. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities and is therefore considered a Level 2 input.

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

As of September 30, 2012 and December 31, 2011, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

(Dollars in thousands)	September 30, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$51,516	$51,516	$51,516	$—	$—
Marketable securities	62,933	62,933	—	62,933	—
Loans, net of allowances for loan losses	175,443	177,389	—	—	177,389
Accrued interest receivable	850	850	850	—	—
Liabilities:
Non-maturity deposits	$123,304	$123,304	$123,304	$—	$—
Maturity deposits	138,068	137,853	—	137,853	—
Other borrowings	2,987	2,879	—	—	2,879
Accrued interest payable	81	81	81	—	—
	December 31, 2011
Assets:	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$61,296	$61,296	$61,296	$—	$—
Marketable securities	37,595	37,595	—	37,595	—
Loans, net of allowances for loan losses	184,234	188,545	—	—	188,545
Accrued interest receivable	764	764	764	—	—
Liabilities:
Non-maturity deposits	$123,488	$123,488	$123,488	$—	$—
Maturity deposits	135,656	135,348	—	135,348	—
Other borrowings	2,939	2,676	—	—	2,676
Accrued interest payable	196	196	196	—	—

Index
M&F BANCORP, INC.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED FINANCIAL DATA

The following tables set forth selected financial information for M&F Bancorp, Inc. (the "Company"), including balance sheets as of September 30, 2012 and December 31, 2011 and operational data as of and for the three and nine months ended September 30, 2012 and  September 30, 2011, portions of which have been derived from, are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Balance Sheet Data
(Dollars in thousands)	September 30, 2012	December 31, 2011

Cash and due from banks	$51,516	$61,296
Securities	62,933	37,595
Gross loans	178,941	188,084
Allowance for loan losses	(3,498)	(3,850)
Total assets	310,609	304,456
Deposits	261,372	259,144
Borrowings	2,987	2,939
Stockholders' equity	36,892	36,397

Summary of Operations	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011	2012	2011

Interest income	$3,048	$3,078	$8,790	$9,316
Interest expense	234	367	741	1,172
Net interest income	2,814	2,711	8,049	8,144
Provision for loan losses	122	264	166	437
Net interest income after provision for loan losses	2,692	2,447	7,883	7,707
Other operating income	578	593	1,667	1,862
Other operating expense	2,990	2,880	8,834	8,766
Pre-tax net income	280	160	716	803
Income tax expense	87	24	196	205
Less: Preferred dividends and accretion	59	59	179	176
Net income (1)	$134	$77	$342	$422

Index
M&F BANCORP, INC.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Per Share Data (1)
Net income-basic and diluted	$0.07	$0.04	$0.17	$0.21
Common stock dividends	$—	$—	$—	$—
Book value per share of common stock (2)	$12.38	$12.62	$12.38	$12.62
Average common shares outstanding	2,031,337	2,031,337	2,031,337	2,031,337
Selected Ratios (1)
Return on average assets	0.18%	0.10%	0.15%	0.18%
Return on average stockholders' equity	1.46	0.83	1.25	1.52
Dividend payout ratio	—	—	—	—
Average stockholders' equity to average total assets	12.35	12.26	12.23	12.11
Net interest margin (3)	4.10%	3.76%	3.87%	3.81%

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements represent expectations and beliefs of the Company and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies.  These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements.  These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including but not limited to those risk factors identified in the section headed "Risk Factors", beginning on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the "SEC") on March 30, 2012 (the "Annual Report"). The Company undertakes no obligation to updated any forward-looking statement, whether written or not, which may be made from time to time by or on behalf of the Company.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") on July 21, 2010. This law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act is a significant piece of legislation that will have major effects on the financial services industry, including the Company, and the financial condition and operations of banks and bank holding companies, including the Company and the Bank. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations. Although some of these regulations have been promulgated or issued for comment, many of these required regulations are still being drafted. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

EXECUTIVE SUMMARY

Index
M&F BANCORP, INC. AND SUBSIDIARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended September 30, 2012.

•
Net income before preferred stock dividends was $193 thousand for the three months ended September 30, 2012 and $136 thousand for the three months ended September 30, 2011.  For the three months ended September 30, 2012, net income available to common stockholders was $134 thousand, or $0.07 per common share. For the three months ended September 30, 2011, net income available to common stockholders was $77 thousand, or $0.04 per common share.

•
Interest income on loans decreased by $8 thousand for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, while interest income on investments and cash decreased $22 thousand resulting in total interest income being lower by $30 thousand in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Average loans outstanding for the three months ended September 30, 2012 decreased $17.6 million from the September 30, 2011 level of $199.0 million, and the rate for average loan interest earned increased 53 basis points ("bps") compared to September 30, 2011. The three months ended September 30, 2012 benefited from interest income from a significant loan relationship that was returned to accrual status in June 2012, partially offsetting the loss of interest income caused by the decrease in average loans outstanding.

•
Interest expense on deposits decreased $114 thousand and interest expense on borrowings decreased $19 thousand, resulting in total interest expense being $133.0 thousand less in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  Average interest-bearing deposits outstanding decreased $22.7 million during the three months ended September 30, 2012 from the September 30, 2011 level of $220.4 million; and the average cost of those deposits decreased 16 bps in the three months ended September 30, 2012 compared to the same period ending September 30, 2011.  Average borrowings in the three months ended September 30, 2012 decreased slightly compared to the September 30, 2011 balance, and the average rate paid on borrowings decreased to 0.92%.

•
Due to the above factors, net interest income increased $103 thousand, or 3.80% in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The net interest margin, on a tax equivalent (“TE”) basis for the three months ended September 30, 2012 was 4.10% compared to 3.76% for the three months ended September 30, 2011, an increase of 34bps.

•
The ending balance of the Allowance for Loan Losses ("ALLL") as a percentage of loans outstanding decreased in the three months ended September 30, 2012 to 1.95% compared to 2.05% as of December 31, 2011.  The provision for loan losses decreased by $142 thousand in the three months ended September 30, 2012 compared from $264 thousand for the three months ended September 30, 2011 to $122 thousand for the three months ended September 30, 2012. Net loans outstanding as of September 30, 2011 totaled $194.8 million million, decreasing 15.9 million to the balance as of September 30, 2012. The quantitative loss history decreased from 62 basis points as of September 30, 2011 to 46 basis points as of September 30, 2012. The combination of the decrease in loans outstanding and the loss history were the main contributors to the decrease in the coverage of allowance to loans.

•	Noninterest income was relatively flat in the quarter ended September 30, 2012 compared to the same period in 2011.

•
Noninterest expense increased $110 thousand in the three months ended September 30, 2012 over the same period in 2011.  Increases in salaries and employees benefits, marketing, directors' fees, and information technology, and miscellaneous expenses were partially offset by declines in professional fees, and Federal Deposit Insurance Corporation ("FDIC") deposit insurance expenses.

•	Preferred stock dividends in the quarters ended September 30, 2012 and September 30, 2011 were $59 thousand.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the nine months ended September 30, 2012.

•
Net income before preferred stock dividends was $520 thousand for the nine months ended September 30, 2012 and $598 thousand for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, net income available to common stockholders was $342 thousand, or $0.17 per common share. For the nine months ended September 30, 2011, net income available to common stockholders was $422 thousand, or $0.21 per common share.

•
Interest income on loans decreased by $555 thousand or 6.51% while interest income on investments and cash increased$29 thousand resulting in total interest income declining $526 thousand in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Average loans outstanding for the nine months ended September 30, 2012 decreased $18.5 million from the September 30, 2011 level, and the rate for average loan interest increased 17 bps compared to the nine months ended September 30, 2011. The rate for the nine months ended September 30, 2012 benefited from interest income from a significant loan relationship that was returned to accrual status in June 2012.

•
Interest expense on deposits decreased $407 thousand and interest expense on borrowings decreased $24 thousand, resulting in total interest expense being $24 thousand less in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Average interest-bearing deposits outstanding decreased $17.3 million during the nine months ended September 30, 2012 from September 30, 2011; and the average cost of those deposits decreased

Index
M&F BANCORP, INC. AND SUBSIDIARY

21 bps in the nine months ended September 30, 2012 compared to the same period in September 30, 2011.  Average borrowings in the nine months ended September 30, 2012 increased $248.0 thousand compared to the September 30, 2011 balance due to a capital lease that began in September of 2011, however, the cost of those borrowings decreased  1 bps during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

•
Net interest income, due to the above factors, decreased $95 thousand in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The net interest margin, on a TE basis for the nine months ended September 30, 2012 was 3.87% compared to 3.81% for the nine months ended September 30, 2011, a increase of 6 bps.

•
The ending balance of the ALLL as a percentage of loans outstanding decreased to 1.95% as of September 30, 2012 compared to 2.05% as of December 31, 2011.  The $15.9 million decrease in loans outstanding compared to September 30, 2011, and net charge offs of $518 thousand during the nine months ended September 30, 2012 compared to net charge offs of $245 thousand in the nine months ended September 30, 2011, caused the Company to record a loan loss provision of $166 thousand for the nine months ended September 30, 2012, and $437.0 thousand for the nine months ended September 30, 2011 based on management's estimate of inherent losses in the loan portfolio.

•
Noninterest income decreased by $195 thousand in the nine months ended September 30, 2012 over the same period in 2011, mainly due to net realized losses on the sales of Other real estate owned ("OREO") in nine months ended September 30, 2012 compared to net realized gains in the nine months ended September 30, 2011 resulting in a net decrease of $204 thousand. Decreases in service charge fees of $55 thousand and the decline in OREO was partially offset with an increase in the realized gains from available for sale securities of $150 thousand in the nine months ended September 30, 2012 over the same period in 2011.

•
Noninterest expense increased by $68 thousand in the nine months ended September 30, 2012 over the same period in 2011.  Increases in salaries and employees benefits and information technology expense were partially offset by declines in marketing, professional fees, and delivery expenses.

•	Preferred stock dividends in the nine months ended September 30, 2012 and September 30, 2011 were $0.2 million.

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

•
Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•
Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing

Index
M&F BANCORP, INC. AND SUBSIDIARY

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

RESULTS OF OPERATIONS

Three months ended September 30, 2012 compared with three months ended September 30, 2011

•
Net income before preferred stock dividends was $193 thousand and $136 thousand for the three months ended September 30, 2012 and September 30, 2011, respectively. Net income available to common stockholders for the three months ended September 30, 2012 was $134 thousand or $0.07 per share. Net income available to common stockholders for the three months ended September 30, 2011 was $77 thousand or $0.04 per share.

•	Net operating income before income taxes and preferred dividends for the three months ended September 30, 2012 and September 30, 2011 was $280 thousand and $160 thousand, respectively.

◦	Net interest margin on a TE basis increased from 3.76% for the three months ended September 30, 2011 to 4.10% for the three months ended September 30, 2012 due to:

▪
Average loans outstanding decreased $17.6 million in 2012 over 2011, while yields on average loans increased from 5.59% for the three months ending September 30, 2011 to 6.12% for the three months ending September 30, 2012, resulting in $8 thousand lower interest income from loans. Income from loans decreased mainly due to the decrease in average loans outstanding offset by the increase in average yields. The three months ended September 30, 2012 benefited from interest income from a significant loan relationship that was returned to accrual status in June 2012, making up for the loss of interest income from the decrease in average loans outstanding.

▪
Average interest bearing deposits outstanding decreased $22.7 million in 2012 over 2011.  The decrease in average deposits led to a decline in interest expense of $114 thousand in the three months ended September 30, 2012 compared to the same period in 2011 due to a the lower average deposits and the reduction in our average yield on deposits.

▪	Average borrowings outstanding decreased $34.0 thousand from the 2011 to the 2012 average balance, and the average rate paid on borrowings decreased from 3.37% to 0.92%.

◦	Noninterest income was relatively flat when comparing 2012 and 2011.

Index
M&F BANCORP, INC. AND SUBSIDIARY

◦
Noninterest expense increased in 2012 by $110 thousand.   Increases in salaries and employees benefits, marketing, board fees, and information technology expense were partially offset by declines in professional fees, and FDIC deposit insurance expenses.

◦
The above increase in the net interest income was offset by a decrease in the loan loss provision from $264 thousand to $122 thousand for the three months ended September 30, 2011, and September 30, 2012, respectively.

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expense from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses increased $103 thousand, or 3.80%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended September 30, 2012 was $276.0 million, down 5.86% compared to $293.2 million for the three months ended September 30, 2011. On a fully TE basis, net interest margin was 4.10% and 3.76% for the three months ended September 30, 2012 and September 30, 2011, respectively. The net interest spread increased 40 basis points ("bps") to 3.97% for the three months ended September 30, 2012, from 3.57% for the three months ended September 30, 2011. The yield on average interest-earning assets was 4.44% and 4.23% for the three months ended September 30, 2012 and September 30, 2011, respectively, a decrease of 21 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.47% and 0.66%, respectively, a decrease of 19  bps due to the ongoing low interest rate environment and large low yielding cash holdings at the Federal Reserve Bank of Richmond (the "FRB").

The Company’s balance sheet remains asset sensitive and, as a result, interest-earning assets are repricing faster than interest-bearing liabilities. As loans and time deposits mature and reprice, the margin may be negatively impacted based on competitive pricing to retain these loans and deposits.

Interest income decreased 0.97% or $30 thousand for the three months ended September 30, 2012 from the three months ended September 30, 2011. The average balances of loans, which had overall yields of 6.12% for the three months ended September 30, 2012 and 5.59% for the three months ended September 30, 2011, respectively, decreased from $199.0 million for the three months ended September 30, 2011 to $181.4 million for the three months ended September 30, 2012. The average balance of investment securities increased $33.1 million, from $27.9 million for the three months ended September 30, 2011 to $61.0 million for the three months ended September 30, 2012. The Tax Equivalent ("TE") yield on investment securities decreased from 4.37% for the three months ended September 30, 2011 to 1.74% for the three months ended September 30, 2012. In the low interest rate environment, higher yielding investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments decreased from $66.3 million for the three months ended September 30, 2011 to $33.6 million for the three months ended September 30, 2012 as management redeployed cash into the Available for sale investment portfolio, while the average yield in this category remained relatively unchanged.

Interest expense decreased 36.24% for the three months ended September 30, 2012, to $234 thousand, from $367 thousand for the three months ended September 30, 2011.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $223.5 million for the three months ended September 30, 2011, to $200.7 million for the three months ended September 30, 2012. The average rate paid on interest-bearing deposits decreased 19 bps from 0.66% for the three months ended September 30, 2011 to 0.47% for the three months ended September 30, 2012, primarily caused by the decreases in rates paid on time deposits.

The average borrowings outstanding decreased $34.0 thousand from the three months ended September 30, 2011 to the three months ended September 30, 2012. The average rate on borrowings decreased from 3.37% to 0.92% for the three months ended September 30, 2012.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Three Months Ended September 30, 2012 and 2011

(Dollars in thousands)	2.012			2.011
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$181,376	$2,775	6.12%	$199,006	$2,783	5.59%
Taxable securities	58,616	229	1.56	21,306	186	3.49
Nontaxable securities(2)	2,362	23	3.90	6,584	73	4.43
Federal funds sold and other interest on short-term investments	33,636	21	0.25	66,263	36	0.22
Total interest earning assets	275,990	3,048	4.44%	293,159	3,078	4.26%
Cash and due from banks	3,518			2,133
Other assets	20,854			19,340
Allowance for loan losses	(3,728)			(3,847)
Total assets	$296,634			$310,785
Liabilities and Equity
Savings deposits	$51,322	$26	0.20%	$61,136	$45	0.29%
Interest-bearing demand deposits	22,572	7	0.12	24,534	14	0.23
Time deposits	123,785	194	0.63	134,716	282	0.84
Total interest-bearing deposits	197,679	227	0.46	220,386	341	0.62
Borrowed funds	3,048	7	0.92	3,082	26	3.37
Total interest-bearing liabilities	200,727	234	0.47%	223,468	367	0.66%
Non-interest-bearing deposits	53,155			44,730
Other liabilities	6,103			5,549
Total liabilities	259,985			273,747
Stockholders' equity	36,649			37,038
Total liabilities and stockholders' equity	$296,634			$310,785
Net interest income		$2,814			$2,711
Non-taxable securities		23			73
Tax equivalent adjustment (3)		14			46
Tax equivalent net interest income		$2,828			$2,757
Net interest spread (4)			3.97%			3.60%
Net interest margin (5)		4.10%			3.76%

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

Noninterest Income.  Noninterest income was relatively unchanged in the quarter ended September 30, 2012 compared to the same period in 2011.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 3.82% to $3.0 million for the three months ended September 30, 2012 from $2.9 million for the three months

Index
M&F BANCORP, INC. AND SUBSIDIARY

ended September 30, 2011. Increases in salaries and employees benefits, marketing and information technology expense were partially offset by declines in professional fees, and FDIC deposit insurance expenses.

Salary and employee benefits expenses were $1.5 million for the three months ended September 30, 2012 and $1.4 million for the three months ended September 30, 2011.  The $115 thousand increase in salaries and employee benefits was mainly due to the affect of raises given mid-year each year, as well as increases in benefit costs in July of 2012.

Occupancy expense was relatively flat at $0.4 million in the three months ended September 30, 2012 and the same period in 2011.

Data processing and communications costs were $233 thousand and $203 thousand, in the three months ended September 30, 2012 and September 30, 2011, respectively, an increase of $30 thousand. The majority of the change was a $20 thousand increase in data processing services in the three months ended September 30, 2012 over the same period in 2011.

Directors and advisory board fees were $67 thousand and $63 thousand for each of the three month periods ended September 30, 2012 and 2011. Professional fees decreased $169.0 thousand in the three months ended September 30, 2012 compared to the same period in 2011, a majority of which is a decrease in accounting and consulting fees.  OREO expense, net, increased $26 thousand, due to a decrease in OREO write-downs for the three months ended September 30, 2012. All other noninterest expense remained relatively unchanged over these two periods.

Provision for Income Taxes.  The Company recorded an income tax expense of $87 thousand and $24 thousand for the three months ended September 30, 2012 and September 30, 2011, respectively. The overall effective rate decreased from a tax expense of 15.00% in the three months ended September 30, 2011 to a tax expense of 31.07% in the three months ended September 30, 2012, due to a decrease in tax exempt interest income and permanent tax to book differences increasing.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

•
Net income before preferred stock dividends was $520 thousand and $598 thousand for the nine months ended September 30, 2012 and September 30, 2011, respectively. Net income available to common stockholders for the nine months ended September 30, 2012 was $342 thousand or $0.17 per share. Net income available to common stockholders for the nine months ended September 30, 2011 was $422 thousand or $0.21 per share.

•	Net operating income before income taxes and preferred dividends for the nine months ended September 30, 2012 and September 30, 2011 was $716 thousand and $803 thousand, respectively

◦	Net interest margin on a TE basis increased from 3.81% for the nine months ended September 30, 2011 to 3.87%% for the nine months ended September 30, 2012 due to:

▪
Average loans outstanding decreased $18.5 million in 2012 from the the same period in 2011 and average yields increased from 5.68% for the nine months ended September 30, 2011 to 5.85% for the nine months ended September 30, 2012, resulting in $555 thousand less interest income from loans. Interest income from loans decreased mainly due to the decrease in average loans outstanding.

▪
Average interest bearing deposits outstanding decreased $17.3 million in 2012 from 2011.  Due to the decrease in average deposits, interest expense declined by $407 thousand in the nine months ended September 30, 2012 compared to the same period in 2011 due to a reduction in our average yield on deposits.

▪
Average borrowings outstanding increased $248.0 thousand from the 2011 average balance, and the average rate paid on borrowings decreased from 3.49% in 2011 to 2.10% in 2012. The cause of the borrowing rate decrease was mainly due to a decline in the effective yield on participations sold (that do not qualify for "sale" treatment under GAAP).

◦
Noninterest income decreased $195 thousand in 2012 from 2011, mainly due to net realized losses on the sale of OREO in the nine months ended September 30, 2012 compared to net realized gains in the nine months ended September 30, 2011. The decline in OREO realized gains along with declines in service charge fees was partially offset with an increase in the realized gains in available for sale securities and rental income for the nine months ended September 30, 2012 over the same period in 2011.

◦	Noninterest expense increased in 2012 by $68 thousand. An increase in salaries and employee benefits was partially offset by declines in FDIC deposit insurance expense, and professional fees.

◦
The loan loss provision decreased to $166 thousand for the nine months ended September 30, 2012 from $437 thousand for the nine months ended September 30, 2011, mainly due to total loans outstanding decreasing from $196.6 million as of September 30, 2011 to $178.9 million as of September 30, 2012. In addition, the quantitative loss history for the eight quarters ended September 30, 2012 decreased to 46 bps from 62 bps as of September 30, 2011, resulting in a lower provision for loans collectively evaluated under ASC 450.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $95 thousand, or 1.17%, from $8.1 million for the nine months ended September 30, 2011, to $8.0 million for the nine months ended September 30, 2012. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the nine months ended September 30, 2012 was $279.3 million, down 3.60% compared to $289.7 million for the nine months ended September 30, 2011. On a fully TE basis, net interest margin was 3.87% and 3.81% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The net interest spread remained flat at 3.74% for the nine months ended September 30, 2012, and September 30, 2011. The yield on average interest-earning assets was 4.22% and 4.35% for the nine months ended September 30, 2012 and September 30, 2011, respectively, a decrease of 13 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.48% and 0.71%, respectively, a decrease of 23  bps due to the ongoing low interest rate environment.

Interest income decreased 5.65% for the nine months ended September 30, 2012 to $8.8 million, from $9.3 million for the nine months ended September 30, 2011. The average balances of loans, which had overall yields of 5.85% for the nine months ended September 30, 2012 and 5.68% for the nine months ended September 30, 2011, respectively, decreased from $200.0 million for the nine months ended September 30, 2011 to $181.5 million for the nine months ended September 30, 2012. The average balance of investment securities increased $23.9 million from $24.5 million for the nine months ended September 30, 2011 to $48.4 million for the nine months ended September 30, 2012. The TE yield on investment securities decreased from 4.38% for the nine months ended September 30, 2011 to 2.16% for the nine months ended September 30, 2012. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. The average balances of federal funds and other short-term investments decreased from $65.3 million for the nine months ended September 30, 2012 to $49.4 million for the nine months ended September 30, 2012, and the average yield in this category remained relatively flat over the same time period.  The decrease in the average balances year over year for loans outstanding had a negative impact on net interest margin. Management has begun purchasing short duration 0% and 20% risk weighted government backed bonds to help mitigate the effects of the decline in the Bank's loan portfolio.

Interest expense decreased in the nine months ended September 30, 2012, to $741 thousand, from $1.2 million for the nine months ended September 30, 2011.  Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $218.2 million for the nine months ended September 30, 2011, to $200.9 million for the nine months ended September 30, 2012. The average rate paid on interest-bearing deposits decreased 21 bps from 0.67% for the nine months ended September 30, 2011 to 0.46% for the nine months ended September 30, 2012, primarily caused by the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 3.49% for the nine months ended September 30, 2011 to 2.10% for the nine months ended September 30, 2012. The average borrowings outstanding increased $0.2 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, mainly due to a capital lease that began late in 2011. The interest expense on borrowed funds decreased to $46.0 thousand in the nine months ended September 30, 2012 from the same period in 2011.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates For the Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)	2012			2011
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$181,493	$7,969	5.85%	$199,964	$8,524	5.68%
Taxable securities	45,318	636	1.87	18,032	472	3.49
Nontaxable securities (2)	3,081	91	3.94	6,461	204	4.21
Federal funds sold and other interest on short-term investments	49,415	94	0.25	65,287	116	0.24
Total interest earning assets	279,307	8,790	4.20%	289,744	9,316	6.52%
Cash and due from banks	2,545			2,217
Other assets	20,739			19,246
Allowance for loan losses	(3,793)			(3,864)
Total assets	$298,798			$307,343
Liabilities and Equity
Savings deposits	$54,104	$86	0.21%	$61,598	$146	0.32%
Interest-bearing demand deposits	23,881	24	0.13	25,138	47	0.25
Time deposits	122,935	585	0.63	131,513	909	0.92
Total interest-bearing deposits	200,920	695	0.46	218,249	1,102	0.67
Borrowed funds	2,921	46	2.10	2,673	70	3.49
Total interest-bearing liabilities	203,841	741	0.48%	220,922	1,172	0.71%
Non-interest-bearing deposits	52,730			44,108
Other liabilities	5,681			5,556
Total liabilities	262,252			270,586
Stockholders' equity	36,546			36,757
Total liabilities and stockholders' equity	$298,798			$307,343
Net interest income		$8,049			$8,144
Non-taxable securities		91			204
Tax equivalent adjustment (3)		57			128
Tax equivalent net interest income		$8,106			$8,272
Net interest spread (4)			3.72%			5.81%
Net interest margin (5)		3.87%			3.81%

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

Noninterest Income.  Noninterest income decreased 10.47%, or $195 thousand, for the nine months ended September 30, 2012, mainly due to net realized losses on the sale of other real OREO in nine months ended September 30, 2012 compared to net realized gains in the nine months ended September 30, 2011. The decline in OREO realized gains along with declines in service charge fees was partially offset with an increase in the realized gains of $150 thousand in available for sale securities for the nine months ended September 30, 2012 over the same period in 2011.

Index
M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased $68 thousand for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Increases in salaries and employees benefits, OREO expenses, and information technology expense were partially offset by declines in marketing, professional fees, and delivery expenses.

Salary and employee benefits expenses for the nine months ended September 30, 2012 and September 30, 2011 were $4.4 million and $4.1 million, respectively. Salary increases were given mid-year in both years, the the full effect of the 2011 increases is reflected in the nine months ended September 30, 2012.  Benefits were increased to $1.1 million in the nine months ended September 30, 2012 from $961 thousand compared to the nine months ended September 30, 2011.

Data processing and communications costs increased by 17.97%, or $106 thousand, to $696 thousand in the nine months ended September 30, 2012, mainly due to increased core processing charges.

Professional fees decreased by $191.0 thousand to $627 thousand in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, due to a decrease in legal, accounting, and consultant fees.

In the nine months ended September 30, 2012, FDIC insurance premiums decreased $73.0 thousand to $395 thousand in the nine months ended September 30, 2011 from the same period in 2011. The main cause of the decline was due to a decrease in our average deposits and specifically the Bank's brokered deposits.

Other expenses increased $33.0 thousand for the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  The increase in other expenses was driven by a increase in miscellaneous fees and services.

Provision for Income Taxes.  The Company recorded an income tax expense of $196 thousand for the nine months ended September 30, 2012 and $205 thousand for the nine months ended September 30, 2011. The overall effective rate increased from 25.53% in the nine months ended September 30, 2011 to 27.37% in the nine months ended September 30, 2012 due to an decrease in tax exempt interest income and permanent tax to book differences increasing.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

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
The quantitative loss history is based on an eight quarter rolling history of net losses incurred by different loan types within the loan portfolio. For loans evaluated under the ASC 450 reserve, the qualitative factors by loan type are added to the quantitative loss factors and multiplied by the balances of each loan type to determine the ASC 450 reserve. The actual eight quarter loss history is 46 bps of average loans outstanding as of September 30, 2012. The net qualitative factors applied to the ASC 450 calculations totaled 1.36% and the quantitative factors varied from net recoveries to 35.93% for overdrafts.
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
The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's credit risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass, internal watch, special mention, or criticized categories, which includes substandard, doubtful, and loss. Credit risk ratings are applied individually to all classes of loans and leases. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.
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

As of September 30, 2012 and December 31, 2011, the ALLL was $3.5 million and $3.9 million, respectively, which represented approximately 1.95% and 2.05% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. The 10 bps decrease in the percentage of ALLL to gross loans outstanding is attributable to both decreasing qualitative factors and the $13 thousand decrease in ALLL related to impaired and TDR loans. Loans evaluated under the ASC 310 reserve increased $2.1 million or 8.76%, as of September 30, 2012 compared to December 31, 2011. Loans evaluated under the ASC 450 reserve decreased $11.2 million or 6.80%, and the reserve allocated to those loans decreased $339 thousand or 10.8%. The eight quarter rolling quantitative loss history for loans evaluated under ASC 450 decreased from 57 bps as of December 31,

Index
M&F BANCORP, INC. AND SUBSIDIARY

2011 to 46 bps as of September 30, 2012, and the qualitative factors decreased from 1.40% as of December 31, 2011, to 1.36% as of September 30, 2012.

Of the non-accruing loans totaling $9.7 million at September 30, 2012, 93.74% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss.  GAAP does not provide specific guidance on when a loan may be returned to accrual status.  Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable.  The Company evaluates impaired loan and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Loans at September 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Commercial	$5,540	$7,688
Commercial real estate:
Construction	1,726	1,871
Owner occupied	20,051	20,352
Other	26,628	24,831
Faith-based non-profit:
Construction	1,910	2,287
Owner occupied	77,137	78,161
Other	6,861	8,703
Residential real estate:
First mortgage	25,120	27,896
Multifamily	5,904	7,207
Home equity	3,420	4,457
Construction	381	—
Consumer	1,455	1,667
Other loans	2,808	2,964
Loans, net of deferred fees	178,941	188,084
Allowance for loan losses	(3,498)	(3,850)
Loans, net of allowance for losses	$175,443	$184,234

Activity in the allowance for loan losses for the three and nine months ending September 30, 2012 and September 30, 2011 were as follows:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	For the Three Months Ended
	September 30, 2012
(Dollars in thousands)	June 30, 2012	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2012
Commercial	$61	$—	$—	$(36)	$25
Commercial real estate	1,187	—	—	(18)	1,169
Faith-based non-profit	1,091	—	—	(60)	1,031
Residential real estate	1,243	(303)	4	230	1,174
Consumer	46	—	4	2	52
Other	51	(8)	—	4	47
Unallocated	—				—
Total	$3,679	$(311)	$8	$122	$3,498

	For the Nine Months Ended
	September 30, 2012
	December 31, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2012
Commercial	$348			$(323)	$25
Commercial real estate	971	(56)	1	253	1,169
Faith-based non-profit	1,128			(97)	1,031
Residential real estate	1,299	(539)	93	321	1,174
Consumer	62	(1)	1	(10)	52
Other	42	(26)	9	22	47
Unallocated	—			—	—
Total	$3,850	$(622)	$104	$166	$3,498

Index
M&F BANCORP, INC. AND SUBSIDIARY

	For the Three Months Ended
	September 30, 2011
(Dollars in thousands)	June 30, 2011	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2011
Commercial	582	(14)	—	(10)	558
Commercial real estate	840	(19)	3	27	851
Faith-based non-profit	1,220	—	—	13	1,233
Residential real estate	1,457	(181)	—	242	1,518
Consumer	43	(8)	—	26	61
Other	103	(6)	2	(34)	65
Total	$4,245	$(228)	$5	$264	$4,286

	For the Nine Months Ended
	September 30, 2011
	December 31, 2010	Charge-offs	Recoveries	Provision/ (Recovery)	September 30, 2011
Commercial	$651	$(14)	$95	$(174)	$558
Commercial real estate	651	(19)	129	90	851
Faith-based non-profit	1,289	—	—	(56)	1,233
Residential real estate	1,045	(181)	2	652	1,518
Consumer	105	(8)	6	(42)	61
Other	110	(23)	11	(33)	65
Total	$3,851	$(245)	$243	$437	$4,286

The Company experienced $518 thousand in net loan charge offs for the nine months ended September 30, 2012 compared to $245 thousand in net loan charge offs for the nine months ended September 30, 2011. The Company experienced $311 thousand in net loan charge offs for the three months ended September 30, 2012 compared to $223 thousand in net loan charge offs for the three months ended September 30, 2011.  On a rolling eight quarter basis, net loan charge-offs as a percent of average loan balances outstanding decreased from 62 basis points (“bps”) as of September 30, 2011 to 57 bps as of December 31, 2011, and decreased 11 bps to 46 bps as of September 30, 2012.

The following table presents the allowance for loan losses and the reported investment in loans by portfolio segment and based on impairment method. The first column represents loans identified as impaired and TDRs, the second column represents all other loans as of September 30, 2012:

Index
M&F BANCORP, INC. AND SUBSIDIARY

Allowance for loan losses:	Individually evaluated for impairment	Collectively evaluated for impairment	Outstanding as of September 30, 2012
(Dollars in thousands)
Commercial	$—	$25	$25
Commercial real estate	313	856	1,169
Faith-based non-profit	52	979	1,031
Residential real estate	342	832	1,174
Consumer	—	52	52
Other loans	—	47	47
Total	$707	$2,791	$3,498
Loans:
(Dollars in thousands)
Commercial	$590	$4,950	$5,540
Commercial real estate	9,134	39,271	48,405
Faith-based non-profit	13,557	72,351	85,908
Residential real estate	2,186	32,639	34,825
Consumer	—	1,455	1,455
Other loans	—	2,808	2,808
Total	$25,467	$153,474	$178,941

Total impaired loans including TDR loans was $25.5 million as of September 30, 2012 and $23.4 million as of December 31, 2011.

Impaired loan balances at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
(Dollars in thousands)	Unpaid Principal Balance	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months

Without related allowance recorded:
Commercial real estate:
Owner occupied	42	42	42	—	—	—
Other	50	50	50	—	—	—
Residential real estate:
First mortgage	398	398	398	—	6	—
Total impaired loans without allowance recorded	$490	$490	$490	$—	$6	$—
With an allowance recorded:
Commercial real estate:
Other	1,591	1,591	1,591	156	65	—
Residential real estate:
First mortgage	1,218	1,218	1,218	337	40	11
Total impaired loans with allowance recorded	$2,809	$2,809	$2,809	$493	$105	$11
Total impaired loans	$3,299	$3,299	$3,299	$493	$111	$11

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011			September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months
(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Owner occupied	322	322	—	17	17
Other	56	56	—	—	—
Faith-based non-profit:
Owner occupied	2,522	2,522	—	61	61
Residential real estate:
First mortgage	402	314	—	—	—
Total impaired loans without allowance recorded	$3,302	$3,214	$—	$78	$78
With an allowance recorded:
Commercial real estate:
Owner occupied	279	279	47	—	—
Other	40	40	10	—	—
Residential real estate:
First mortgage	763	762	290	26	9
Home equity	462	462	251	—	—
Consumer	2	2	2	—	—
Total impaired loans with allowance recorded	$1,546	$1,545	$600	$26	$9
Total impaired loans	$4,848	$4,759	$600	$104	$87

(Dollars in thousands)	For the Nine Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended
Average of impaired loans during the periods ended	September 30, 2012		September 30, 2011
Commercial	$—	$—	$15	$15
Commercial real estate:
Owner occupied	296	44	1,051	1,042
Other	874	1,653	109	117
Faith-based non-profit:
Owner occupied	2,522	2,522	5,948	6,057
Other			48	—
Residential real estate:
First mortgage	1,202	1,222	799	1,071
Multifamily			547	629
Home equity	274	267	190	278
Consumer	2		5	5
Average impaired loans	$5,170	$5,708	$8,712	$9,214

Index
M&F BANCORP, INC. AND SUBSIDIARY

TDRs balances at September 30, 2012 were as follows:

	September 30, 2012
(Dollars in thousands)	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months	Interest Earned Three Months

Without related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—	$—
Commercial real estate:
Construction	374	—	374	374	—	24	7
Owner occupied	509	—	509	509	—	28	6
Other	4,912	—	4,912	5,914	—	143	58
Faith-based non-profit:
Owner occupied	13,133	103	13,030	13,126	—	331	69
Residential real estate:
First mortgage	491	—	491	491	—	12	4
Total TDRs without allowance recorded	$20,986	$103	$20,883	$21,004	$—	$538	$144
With an allowance recorded:
Commercial real estate:
Owner occupied	$239	$—	$239	$239	$102	$12	$3
Other	414	—	414	414	55	26	6
Faith-based non-profit
Owner occupied	430	—	430	430	52	22	5
Residential real estate:
First mortgage	80	6	74	80	5	4	1
Total TDRs with allowance recorded	$1,163	$6	$1,157	$1,163	$214	$64	$15
Total TDRs	$22,149	$109	$22,040	$22,167	$214	$602	$159

The following table presents TDRs by class of loans as of December 31, 2011:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011					September 30, 2011
	Impaired Balance	Liquid Collateral	Total Exposure	Recorded Investment	Allowance for Loan Losses Allocated	Interest Earned Nine Months		Interest Earned Three Months
(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,567	$—	$1,567	$590	$—	$—		—
Commercial real estate:
Construction	628	—	628	628	—	—		—
Owner occupied	893	—	893	895	—	20		16
Other	5,112	—	5,112	3,814	—	4		—
Faith-based non-profit:
Owner occupied	10,391	(103)	10,288	10,385	—	297		110
Residential real estate:
First mortgage	617	(9)	608	607	—	4		1
Total TDRs with no allowance recorded	$19,208	$(112)	$19,096	$16,919	$—	$325		$127
With an allowance recorded:
Commercial real estate:
Construction	$378	$—	$378	$378	$15	$24		$9
Owner occupied	416	—	416	416	47	—	—	—
Other	—	—	—	—	—	19		3
Faith-based non-profit:
Owner occupied	908	—	908	909	56	33		15
Residential real estate:
First mortgage	35	—	35	35	2	—		—
Total TDRs with allowance recorded	$1,737	$—	$1,737	$1,738	$120	$76		$27
Total TDRs	$20,945	$(112)	$20,833	$18,657	$120	$401		$154

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

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012:

Index
M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Owner occupied	42	1	170	3
Other	50	1	—	—
Faith-based non-profit:
Owner occupied	5,600	4	145	1
Residential real estate:
First mortgage	3,400	42	89	2
Home equity	20	3	—	—
Consumer	18	3	—	—
Total	$9,720	55	$404	6

The following table presents the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011:

	Nonaccrual	Number	Loans Past Due Over 90 Days Still Accruing	Number
(Dollars in thousands)
Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Owner occupied	5,497	3	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Consumer	5	2	—	—
Total	$15,326	62	$214	4

The following table presents the aging of the recorded investment in loans as of September 30, 2012 by class of loans:

Index
M&F BANCORP, INC. AND SUBSIDIARY

(Dollars in thousands)	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$6	$—	$590	$596	$4,944	$5,540
Commercial real estate:
Construction	—	—	—	—	1,726	1,726
Owner occupied	—	—	213	213	19,838	20,051
Other	—	353	50	403	26,225	26,628
Faith-based non-profit:
Construction	—	—	—	—	1,910	1,910
Owner occupied	833	51	2,930	3,814	73,323	77,137
Other	—	—	—	—	6,861	6,861
Residential real estate:
First mortgage	468	319	2,554	3,341	21,779	25,120
Multifamily	—	—	—	—	5,904	5,904
Home equity	157	—	7	164	3,256	3,420
Construction	—	—	—	—	381	381
Consumer	14	2	—	16	1,439	1,455
Other loans	—	—	—	—	2,808	2,808
Total	$1,478	$725	$6,344	$8,547	$170,394	$178,941

The Company has allocated $214.0 thousand and $120.0 thousand of specific reserves to customers whose loan terms have been modified in TDRs as of September 30, 2012 and December 31, 2011, respectively.  The Company has not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs.

Credit Quality Indicators:

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Bank analyzes loans for reserves according to the loan's classification as to credit risk.  This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full.  This analysis is performed on at least a quarterly basis.  The Bank uses the following definitions for risk ratings:

•
Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.  These loans exhibit a moderate likelihood of some loss related to those loans and leases.

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

Index
M&F BANCORP, INC. AND SUBSIDIARY

•
Pass.  (includes internal watch) Loans are classified as pass in all classes within the portfolio that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement.   These loans exhibit a low likelihood of loss.

The loans assigned to these ratings by portfolio class as of September 30, 2012 is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
(Dollars in thousands)
Commercial	$4,941	$—	$9	$590	$5,540
Commercial real estate:
Construction	1,352	—	374	—	1,726
Owner occupied	14,492	3,730	1,829	—	20,051
Other	16,176	982	9,470	—	26,628
Faith-based and non-profit:
Construction	1,910	—	—	—	1,910
Owner occupied	56,091	5,829	15,217	—	77,137
Other	6,780	77	4	—	6,861
Residential real estate:
First mortgage	19,735	1,468	3,917	—	25,120
Multifamily	5,777	63	64	—	5,904
Home equity	3,125	—	295	—	3,420
Construction	381	—	—	—	381
Consumer	1,427	4	24	—	1,455
Other loans	2,808	—	—	—	2,808
Total	$134,995	$12,153	$31,203	$590	$178,941

The provision for loan losses assigned to these ratings by portfolio class as of September 30, 2012 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$24	$—	$1	$—	$25
Commercial real estate:
Construction	20	—	—	—	20
Owner occupied	294	89	127	—	510
Other	370	23	246	—	639
Faith-based and non-profit:
Construction	26	—	—	—	26
Owner occupied	751	113	48	—	912
Other	92	1	—	—	93
Residential real estate:
First mortgage	571	35	400	—	1,006
Multifamily	114	1	1	—	116
Home equity	38	—	9	—	47
Construction	5	—	—	—	5
Consumer	51	—	1	—	52
Other loans	47				47
Total	$2,403	$262	$833	$—	$3,498

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

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.  While gross loans were down for the period ending September 30, 2012, versus December 31, 2011, the Bank continues to develop relationships and business in the commercial, and faith-based non-profit organizations operating within its footprint.

Total assets increased from $304.5 million as of December 31, 2011 to $310.6 million as of September 30, 2012. The increase in assets was tempered by a $9.1 million decline in loans. The largest component of assets that increased was in investment securities available for sale, which increased $25.3 million from December 31, 2011 to September 30, 2012. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding, low risk bonds.  Cash and cash equivalents declined $9.8 million to $51.5 million from December 31, 2011.  Gross loans decreased $9.1 million and OREO decreased $0.1 million in 2012.  Total liabilities increased from $268.1 million as of December 31, 2011 to $273.7 million as of September 30, 2012, although there was a decline in total deposits of $2.2 million.

Total consolidated stockholders’ equity increased from $36.4 million as of December 31, 2011 to $36.9 million as of September 30, 2012. For the nine months ended September 30, 2012, the net increase in retained earnings was comprised of $0.5 million of net income, offset by dividends declared to preferred stockholders of $0.2 million. The Company did not declare or pay a common stock dividend in the first nine months of 2012.  Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes.  Accumulated other comprehensive loss was in a net unrealized loss position of $1.3 million at September 30, 2012, a decrease of $0.2 million from the net unrealized loss of $1.4 million as of December 31, 2011.

ASSETS

Cash and Cash Equivalents.  Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $9.8 million from $61.3 million as of December 31, 2011 to $51.5 million as of September 30, 2012. The decrease in cash was the result of the purchases in investment securities of $40.3 million and the $2.2 million decrease in deposits.

Loan Portfolio.  Gross loans were $178.9 million and $188.1 million as of September 30, 2012 and December 31, 2011, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized businesses. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values generally, or in our primary markets in particular, could impair the value of underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience.  As of September 30, 2012, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, totaled approximately 48.01% of the total loan portfolio and the reserve for these loans is 29.47% of the total allowance.  Historically the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appears to have been adversely affected by the Great Recession.  Management monitors the loan portfolio for changes in trends of past due loans and has seen a recent increase in the past due status of some loans in this concentration. The Bank has implemented policies and procedures to help manage this concentration risk and track the performance of the loans.

Traditionally, the Bank has not issued high-risk mortgage products such as Adjustable Rate Mortgages (“ARM”), interest only residential mortgages and other sub-prime mortgages.  While the Bank does not engage in sub-prime lending, a small balance of loans may be deemed sub-prime based on borrowers’ credit scores.  No loans in the portfolio have terms that permit the borrower

Index
M&F BANCORP, INC. AND SUBSIDIARY

to pay less than the interest due on the loan balance.  Historically, the Bank has made very few acquisition and development loans or construction development loans with interest reserves built into the loans.

Of the loan balances outstanding at September 30, 2012, 94.52% or $169.1 million is secured by real estate, and 1.47% or $2.6 million, is secured by cash deposits.  Junior liens at September 30, 2012, constituted $3.4 million, or 1.91% of the loan balances outstanding.

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

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 33.64% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable U.S. Government and U.S. Agency securities, divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.3 million in available borrowing capacity from the Federal Home Loan Bank of Atlanta ("FHLB") at September 30, 2012, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company.  The Company had $0.7 million outstanding from the FHLB as of September 30, 2012. The maximum outstanding balance from FHLB at any time during the second quarter quarter of 2012 was $0.8 million, of which $0.1 million was borrowed over night to test the borrowing capacity.  The Company periodically draws on its Fed Funds accommodations to test the lines' availability.

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

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by their federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements.  The Bank is required to obtain the non-objection of its regulators before engaging in any transactions that would materially change the composition of the Bank’s balance sheet.  Also, the Bank Memorandum of Understanding with its regulators requires the Bank to maintain a tier 1 leverage capital ratio of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

The September 30, 2012 and December 31, 2011 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

Index
M&F BANCORP, INC. AND SUBSIDIARY

	September 30, 2012
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,494	21.45%	$13,608	8.00%	$17,010	10.00%
Bank	34,750	18.99	14,639	8.00	18,299	10.00
Tier 1 (to risk weighted assets)
Company	$34,356	20.20%	$6,804	4.00%	$10,206	6.00%
Bank	32,454	17.74	7,319	4.00	10,979	6.00
Tier 1 (to average total assets)
Company	$34,356	11.76%	$11,687	4.00%	$14,609	5.00%
Bank	32,454	11.21	11,582	4.00	1,477	5.00

	December 31, 2011
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

Item 4 -	Controls and Procedures

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

M&F Bancorp, Inc.

Date:	November 13, 2012	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

		By:	/s/ Lyn Hittle
Lyn Hittle
Senior Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Lyn Hittle.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.