Form 10-K
period 2012-12-31
M&F BANCORP INC /NC/
filed 2013-03-29
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________

FORM 10-K

______________________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation –S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check here if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the registrant's common stock as of June 30, 2012, held by those persons deemed by the registrant to be non-affiliates was approximately $4,653,573. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 29, 2013, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant's Proxy Statement for the Annual Meeting of the Stockholders to be held on June 4, 2013	Part III

INDEX

Annual Report on Form 10-K for the Year Ended December 31, 2012

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company's operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including but not limited to the allowance for loan losses;
•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	The Bank's failure to satisfy the requirements of the Memorandum of Understanding (the "Bank MOU") with the North Carolina Commissioner of Banking ("NCCOB") and the Regional Director of the Federal Deposit Insurance Corporation's ("FDIC") Atlanta Regional Office.;
•	The Company's failure to satisfy the requirements of Memorandum of Understanding ("The Company MOU") with the Federal Reserve Bank of Richmond ("FRB");
•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;
•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;
•	Lower revenues than expected;
•	Changes in the level of nonperforming assets, charge-offs, and other credit quality measures, and their impact on the adequacy of the Bank's allowance for loan losses and the Bank's provision for loan losses;
•	Competitive pressure among depository institutions, including competition for loans and deposits and failure to attract or retain loans and deposits;
•	Changes in the financial performance and/or condition of the Bank's borrowers and the ability of the Bank's borrowers to perform under the terms and conditions of their loans and other credit agreements;
•	Changes in consumer spending, borrowings and savings habits;
•	Technological changes and security and operations risks associated with the use of technology;
•	The costs of capital are more than expected;
•	A change in the interest rate risk environment reduces interest margins;
•	Regulatory limitations with respect to the operations or activities of the Company and/or the Bank;
•	The effect of changes in accounting policies and practices, as may be adopted by regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.
•	Changes in the deferred tax asset valuation allowance in future quarters;
•	Asset/liability repricing risks, ineffective hedging and liquidity risks;
•	Counterparty risk;
•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;
•	The effects of the FDIC deposit insurance premiums and assessments;
•	Volatility in the credit or equity markets and its effect on the general economy;
•	Demand for the products or services of the Company and the Bank; as well as our ability to attract and retain qualified personnel;
•	The costs and effects of legal, accounting and regulatory developments and compliance
•	Political instability, acts of war or terrorism, and natural disasters; and
•	Our success in managing the risks involved in the foregoing items.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 9. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

ITEM 1. BUSINESS

GENERAL

Headquartered in Durham, North Carolina ("NC"), M&F Bancorp, Inc. (the "Company") is a bank holding company incorporated under the laws of NC in 1999, and is registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Mechanics and Farmers Bank (the "Bank"), a NC chartered commercial bank that was organized in 1907 and began operations in 1908.

As of December 31, 2012, the Company had assets of approximately $296.1 million, with gross loans of approximately $175.2 million and deposits of approximately $250.9 million. The Company's corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Despite strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 106-year legacy, strong local identity, affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purpose enterprises, faith-based non- profit organizations, and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2012, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank's market share of the total deposits in Durham, NC was approximately 2.30%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Company's operations. However, the Company does serve a specialized niche market (faith-based non-profit organizations), the loss of which could have a material adverse effect on the Company's operations.

EMPLOYEES

As of December 31, 2012, the Company and the Bank had 80 employees, including 75 full-time employees. No employees are represented by a collective bargaining unit or agreement. Management considers relations with employees to be good.

EXECUTIVE OFFICERS

Kim D. Saunders serves and President and Chief Executive Officer for the Company and the Bank, overseeing day-to-day operations of the Bank. Ms. Saunders joined the Company in 2007. She previously served as President and Chief Executive Officer of Consolidated Bank and Trust Company from 2003 to 2007.

Randall C. Hall serves as Senior Vice President and Chief Financial Officer for the Company and the Bank, overseeing the financial operations of the Bank and the Company. Mr. Hall joined the Company in November 2012, and assumed the position of Chief Financial Officer following the retirement of Lyn Hittle in January 2013. Between 1997 and 2011, Hall served as Executive Vice President of The Bank of Asheville. During 2012 he was Senior Vice President and Chief Financial Officer of Clayton Bank and Trust, and later served as a consultant to troubled banks and bank holding companies before joining the Company.

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

In certain circumstances, the FDIC can require a holding company to guarantee the compliance of its subsidiary insured depository institution with any capital restoration plan. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection (the "CFPB"), established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Many regulations have been promulgated, and more additional regulations are expected to be issued in 2013 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Federal Securities Law. The Company's common stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company. The regulatory compliance burden of being a publicly traded company has increased significantly .

The Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the "GLB Act") dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them. However, this expanded authority presents the Company with challenges, as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community- oriented financial institutions. The GLB Act has had a significant economic impact on the banking industry and on competitive conditions in the financial services industry generally.

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Additional Restrictions and Oversight. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve on any extensions of credit to the bank holding Company or any of its subsidiaries, investments in the stock or securities thereof and the acceptance of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. An example of a prohibited tie -in would be any arrangement that would condition the provision or cost of services on a customer obtaining additional services from the bank holding Company or any of its other subsidiaries.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets less certain amounts equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a Leverage Ratio of between four and five percent.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

As of December 31, 2012, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage ratios of approximately 17.89%, 19.15% and 11.56%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2011 were 17.61%, 18.86% and 11.21%, respectively. As of December 31, 2012, the Bank had a leverage ratio of 11.02%, a Tier 1 capital ratio of 17.19%, and a total risk-based capital ratio of 18.45%. Those same ratios as of December 31, 2011 were 10.64%, 16.71% and 17.96%, respectively.

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

The Treasury was given discretion to exempt certain financial institutions from having to issue warrants. The Treasury elected to exercise its discretion in favor of those financial institutions that are certified as CDFIs, and for whom the CPP investment was $50 million or less. Accordingly, the Company was exempted from issuing warrants. On June 26, 2009, the Company completed the issuance of 11,735 shares of $1,000 value Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") under the CPP. On August 20, 2010, the Company exchanged the Series A Preferred Stock for an equal number of shares of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), also part of the TARP.

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

Dividend and Repurchase Limitations. Under a Memorandum of Understanding ("MOU") with the FRB executed in August 2010, the Company agreed to obtain FRB approval prior to repurchasing or redeeming any shares of its stock, declaring or paying any dividends or taking dividends or any other form of payment representing a reduction in capital from the Bank.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Federal Deposit Insurance. The Deposit Insurance Fund ("DIF") of the FDIC insures deposit accounts in the Bank up to a maximum amount in per separately insured depositor. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage permanently increased to $250,000 per depositor, per institution. On November 9, 2010, the FDIC issued a final rule to implement a provision of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all insured depository institutions. This unlimited coverage for noninterest-bearing transaction accounts terminated on December 31, 201.2.

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

As required by the Dodd-Frank Act, on February 7, 2011, the FDIC finalized new rules, which redefined the assessment base as "average consolidated total assets minus average tangible equity." The revised rate schedule and other revisions to the assessment rules became effective April 1, 2011, and were used to calculate the quarterly assessments beginning with the June 2011 assessment. Institutions, such as the Bank, with less than $1 billion in average total assets share a more proportionate FDIC assessment under the new rules.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6%, a Total Capital Ratio of at least 10%, a Tier 1 Leverage Ratio of at least 5 and not be subject to a capital directive order. The Bank MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8% and a Total Risk Based Capital Ratio of not less than 10%. As of December 31, 2012, the Bank was classified as "well capitalized" and satisfied the heightened capital requirements of the Bank MOU. The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

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

The Dodd-Frank Act created the CFPB to take over responsibility for the federal consumer financial protection laws. The CFPB is an independent bureau within the Federal Reserve that has broad rule-making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10 billion or more. The Dodd-Frank Act gives the CFPB expanded data-collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. It is anticipated that certain of the CFPB's rules will be indirectly applied to the Bank, through their adoption by the Bank's regulators as “best practices.”

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Capital Requirements for the Bank. As an NC chartered, insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 201.2.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement. On December 31, 2012, the Bank was in compliance with this requirement.

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

Under Section 22(h), loans to directors, executive officers and stockholders who own more than 10% of a depository institution (18% in the case of institutions located in an area with less than 30,000 in population), and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution's loans-to-one-borrower limit (as discussed below). Section 22 (h) prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any "interested" director may not participate in the voting. The FDIC has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of directors approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, pursuant to Section 22(h), the Federal Reserve requires that loans to directors, executive officers, and principal stockholders be made on terms substantially the same as offered in comparable transactions with non-executive employees of the Bank. The FDIC has imposed additional limits on the amount a bank can loan to an executive officer.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

The Company and the Bank may be subject to additional, heightened enforcement actions if we do not comply with the MOUs. The Bank MOU requires the Bank to take certain actions to enhance its management of adversely classified assets, remain well-capitalized and maintain adequate liquidity. It also restricts the payment of dividends to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. The Company MOU requires the Company to first obtain approval before it pays any dividends, repurchases stock, or receives any dividends from the Bank. In the event we do not comply with these MOUs, the banking regulators may impose additional, heightened enforcement actions against us and/or keep the MOUs in place longer than they may otherwise have been. Additional, heightened enforcement action, including any further restrictions on our lending and deposit gathering activities, which could negatively impact our interest income, interest expense, and liquidity, and have a material and adverse effect on our business, financial condition and results of operation.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of the regulations have been promulgated, many additional regulations are expected to be issued in 2012 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Index M&F BANCORP, INC. AND SUBSIDIARY

Certain provisions of the Dodd-Frank Act are having an effect on us. For example, a provision eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Although not currently quantifiable, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.

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

Increases in FDIC insurance premiums may adversely affect the Company's net income and profitability. Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. Deposit accounts are permanently insured up to $250,000 per customer, and other programs have temporarily increased levels of insurance coverage. These programs have placed additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured institutions. The Company is generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional banks or financial institution failures, or the cost of resolving prior failures exceeds expectations, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact the Company's earnings and financial condition.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Our commercial real estate and faith-based non-profit lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy includes making loans secured by commercial and faith-based non-profit real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2012, our real estate secured commercial real estate loans totaled $48.2 million which represented 27.49% of total loans, and our faith-based non-profit real estate totaled $85.9 million, which represented 49.02% of total loans. These two categories of loans may increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by commercial real estate properties are often dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. For faith-based and non-profit institutions, payments on loans are largely dependent on voluntary contributions, which may be adversely affected during high unemployment periods, such as the economic conditions since late 2008. Because of the current general economic slowdown, these loans present higher risk, could result in an increase in our total net charge-offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our faith-based and non-profit lending may expose us to a greater risk of loss and adversely impact our earnings and profitability. Our niche market is faith-based and non-profit lending. This specialization has historically experienced minimal losses, however, when unemployment is high, individuals may be unable to donate to support the missions of these organizations. In addition, many of the real estate secured properties are deemed to be special purpose structures that may not be conducive to other types of commercial activities, were foreclosure or sale necessary to enable principal and interest repayment. The Company has experienced recent deterioration in the credit quality of many of the loans in this niche market, and while we seek to minimize these risks in a variety of ways, there may be no assurance that these measures will protect against loan losses. At December 31, 2012, our loans to faith-based and non-profit entities totaled $85.9 million, which totaled 49.02% of total loans, as compared to $89.2 million, which totaled 47.70% of total loans at December 31, 2011. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential loans.

Charge-offs may increase in all categories of lending, which may increase our earnings and profitability. Charge-offs reduce the ALLL and impact the quantitative factors in the estimated losses inherent in the loan portfolio. An additional provision for loan losses may be required because of any charge-offs. For the year ended December 31, 2012, we had net charge-offs of $0.5 million, a decrease $0.4 million when compared to the $0.9 million net charge-offs for the year ended December 31, 2011. While we seek to minimize loan loss risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The Bank is subject to interest rate risk. The Bank's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and investment securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Bank's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Bank receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could affect (i) the Bank's ability to originate loans and obtain deposits, (ii) the fair value of the Bank's financial assets and liabilities, and (iii) the average duration of certain of the Bank's interest-rate sensitive assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Bank's net interest income and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, there are costs associated with the Bank's risk management techniques, and these costs could be material. Fluctuations in interest rates are not predictable or controllable by management; therefore, there can be no assurances of the Bank's ability to continue to maintain a consistent, positive spread between the interest earned on the Bank's earning assets and the interest paid on the Bank's interest-bearing liabilities. See "Asset/Liability Management” in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

If our investment in the common stock of the FHLB of Atlanta is classified as other-than-temporarily impaired or as permanently impaired, our earnings and stockholders' equity could decrease. We own common stock of the FHLB of Atlanta. We hold this stock to qualify for membership in the FHLB System and to be eligible to borrow funds under the FHLB of Atlanta's advance program. The aggregate cost and fair value of our FHLB of Atlanta common stock as of December 31, 2012 was $0.5 million based on its par value. There is no market for our FHLB of Atlanta common stock.

Published reports indicate that certain member banks of the FHLB System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capital of an FHLB, including the FHLB of Atlanta, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB of Atlanta common stock could be impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders' equity to decrease by the after- tax amount of the impairment charge.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, results of operations and cash flows. Liquidity is essential to our business. Our ability to implement our business strategy will depend on our ability to obtain funding for loan originations, working capital and other general corporate purposes. An inability to raise funds through deposits, borrowings, securities sold under repurchase agreements, the sale of loans and other sources could have a substantial negative effect on our liquidity. We do not anticipate that our retail and commercial deposits will be sufficient to meet our funding needs in the foreseeable future. We therefore rely on Certificate of Deposit Account Registry Service ("CDARS") reciprocal deposits, or may use other sources such as FHLB advances or other wholesale funding sources to obtain the funds necessary to implement our growth strategy.

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us, specifically, the financial services industry, or the economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Technological advances impact the Company's business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on our ability to address the needs of the Bank's customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The Bank has credit risks with some of its deposits. The Bank holds deposits that may exceed the FDIC federally insured balance at certain financial institutions. The Bank may lose all uninsured balances if one of the correspondent banks fails without warning. As of December 31, 2012, the Bank had deposits with the FHLB that exceeded the federally insured limit by $1.3 million as a result of recent mortgage backed securities (“MBS”) principal and interest payments.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

ITEM 2. PROPERTIES

The Company conducted its business from its corporate office in Durham, NC, and its seven branch offices in Durham, Raleigh, Charlotte, Greensboro and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank's properties as of December 31, 2012. Rent expense incurred by the Bank under ongoing leases totaled approximately $47 thousand and $49 thousand for the years ended December 31, 2012 and 2011, respectively, including rent for an off-site ATM.

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
Greensboro, NC

Management considers all of these properties to be in good condition and adequately covered by insurance. Additional information about the Company's property is set forth in Notes 7 and 9 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company's fiscal year ended December 31, 2012.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "MFBP".

As of March 29, 2013, there were 2,031,337 shares of the Company's common stock outstanding, held by approximately 990 stockholders of record (not including persons or entities whose stock is held in nominee or 'street' name through various brokerage firms or banks). The following table shows the high and low sale price of the Company's common stock for the previous eight quarters, as well as the per share amount of cash dividends declared during the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

Index M&F BANCORP, INC. AND SUBSIDIARY

2012 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$3.00	$2.99	$2.59	$3.09
Low	2.40	2.40	2.50	2.25
Cash dividends	—	—	—	0.125

2011 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$2.72	$2.70	$2.74	$2.36
Low	2.35	2.32	2.19	2.03
Cash dividends	—	—	—	0.125

Dividends. See "Item 1. Description of Business - Supervision and Regulation - Dividend and Repurchase Limitations" above for regulatory and TARP restrictions, which limit the ability of the Company to pay dividends. During 2012 and 2011, the Company paid its stockholders annual dividends totaling $0.125 per share.

Dividend Policy. The Company's stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During 2012, the Company declared and paid to its stockholders dividends totaling $0.125 per share. Subject to the regulatory and TARP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company may continue to pay annual cash dividends to stockholders, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Bank’s status as a “well capitalized” institution under applicable banking laws and regulations. In 2012, the dividends awarded to stockholders accounted for 250% of fully diluted earnings per share available to common stockholders.

Recent Sales of Unregistered Securities. Except for the sale of preferred stock to the Treasury in 2009 and the exchange thereof in 2010, the Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock in 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY

ITEM 6. SELECTED FINANCIAL DATA

The following tables sets forth selected financial information for the Company, including balance sheets and operational data as of and for the years ended December 31, 2012, 2011 and 2010, portions of which have been derived from, and are qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and notes thereto included elsewhere in this report.

Selected Balance Sheet Data	As of December 31,
(Dollars in thousands)	2012	2011	2010

Cash and due from banks	$42,586	$61,296	$74,575
Securities	60,811	37,595	20,627
Gross loans	175,222	188,084	204,328
Allowance for loan losses	(3,499)	(3,850)	(3,851)
Total Assets	296,099	304,456	314,966
Deposits	250,879	259,143	269,684
Borrowings	2,937	2,939	3,302
Stockholders' equity	36,279	36,397	36,410

Summary of Operations	For the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Interest income	$11,553	$12,385	$13,204
Interest expense	1,022	1,504	2,159
Net interest income	10,531	10,881	11,045
Provision for loan losses	166	903	520
Net interest income after provision for loan losses	10,365	9,978	10,525
Other operating income	2,353	3,446	2,222
Other operating expense	12,261	12,677	11,844
Pre-tax net income	457	747	903
Income tax expense	116	141	89
Preferred dividends and accretion	(237)	(236)	(475)
Net income (1)	$104	$370	$339

	For the Year Ended December 31,
	2012	2011	2010
Per Share Data (1)
Net income-basic and diluted	$0.05	$0.18	$0.17
Common stock dividends	0.125	0.125	0.100
Book value per share of common stock (2)	12.08	12.14	12.15
Average common shares outstanding	2,031,337	2,031,337	2,031,337

Selected Ratios (1)
Return on average assets	0.03%	0.12%	0.11%
Return on average stockholders' equity	0.28	1.00	0.92

Dividend payout ratio	2.50	0.69	0.59
Average stockholders' equity to average total assets	12.23	12.04	12.46
Net interest margin (3)	3.77	3.81	4.06

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

OVERVIEW

The Bank is a full-service NC state-chartered bank conducting business in the five largest urban areas of NC: Raleigh, the State's capitol, Durham, Winston-Salem, Greensboro, and Charlotte. In 2007, the Bank celebrated the 100th anniversary of its founding in 1907 and the opening of its first branch in 1908 on Parrish Street in Durham where the Bank continues to operate a branch. In 1999, the Company was created as a bank holding company. As of December 31, 2012, the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the year ended December 31, 2012.

•	Net income before preferred stock dividends was $0.3 million for the year ended December 31, 2012 and $0.6 million for the year ended December 31, 201.1.
•	For the year ended December 31, 2012, net income available to common stockholders was $0.1 million, or $0.05 per common share. For the year ended December 31, 2011, net income available to common stockholders was $0.4 million, or $0.18 per common share.
•	Interest income on loans decreased by $0.8 million or 6.65%, while interest income on investments and cash remained relatively flat resulting in total interest income declining $0.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011.
•	Average loans outstanding for the year ended December 31, 2012 decreased $16.7 million from the December 31, 2011 level, whereas the average rate earned on loans increased 11 basis points ("bps") compared to the year ended December 31, 2011 as runoff in the loan portfolio continued.
•	Nonperforming assets, defined as non-accruing loans plus other real estate owned ("OREO") and other repossessed assets, at December 31, 2012 were 4.18% of total assets compared to 6.09% at December 31, 2011. Nonperforming assets as a percentage of total loans as of December 31, 2012 were 7.06% compared to 9.86% at December 31, 2011.
•	Interest expense on deposits decreased by $0.5 million, and interest expense on borrowings increased $40 thousand, resulting in total interest expense being $0.5 million less in the year ended December 31, 2012 compared to the year ended December 31, 2011. Average interest-bearing deposits outstanding decreased by $10.8 million during the year ended December 31, 2012 from December 31, 2011. The cost of funds on these deposits decreased 22 bps in the year ended December 31, 2011 compared to the same period ended December 31, 2011. Average borrowings during the year ended December 31, 2012 decreased by $0.5 million compared to the year ended December 31, 2011, while the cost of funds increased by 169 bps over the same period. The borrowings rate increased due to an increase in securitized borrowing interest expense from loan participations that did not qualify for sales treatment under Generally Accepted Accounting Principles in the United States of America (“GAAP”).
•	Net interest income, due to the above factors, decreased $0.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The net interest margin, on a tax equivalent (“TE”) basis for the year ended December 31, 2012 was 3.77% compared to 3.81% for the year ended December 31, 2011 – a decrease of 4 bps.
•	The ending balance of the Allowance for Loan Losses (“ALLL”) as a percentage of loans outstanding decreased 5 bps to 2.00% at December 31, 2012 compared to 2.05% at December 31, 2011. The $16.7 million decrease in average loans outstanding compared to December 31, 2012, and net charge-offs of $0.5 million during the year ended December 31, 2012 compared to $0.9 million during the year ended December 31, 2011 along with management’s estimate of inherent losses in the portfolio resulted in a loan loss provision of $0.2 million for the year ended December 31, 2012 compared to $0.9 million for the year ended December 31, 2011.
•	Noninterest income decreased by $1.1 million in the year ended December 31, 2012 over the same period in 2011, mainly due to a $0.9 million realized gain at foreclosure during 2011 and the sale of OREO at gains compared to no comparable gains during 2012. The Company also earned lower service charge revenue during 2012 compared to 2011, partially offset with increased gains on the sales of investments held available for sale.
•	Noninterest expense decreased by $0.4 million in the year ended December 31, 2012 over the same period in 2011. The decrease was largely attributable to a $0.6 million decrease in net OREO expenses and $0.2 decrease in professional fees, partially offset with $0.4 increase in salaries and employee benefits.
•	The Company declared cash dividends on its common stock of $0.125 per share, totaling $0.3 million for each of the years ended December 31, 2012 and 2011.
•	Preferred stock dividends of $0.2 million were paid in each of the years ended December 31, 2012 and 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires the Company to make estimates and judgments regarding uncertainties that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis the Company evaluates its estimates, including those related to the allowance for loan losses, investment values, income taxes, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, because future events and their effects cannot be determined with certainty, actual results may differ from these estimates under different assumptions or conditions, and the Company may be exposed to gains or losses that could be material.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

•	Allowance for Loan Losses – The Company records an estimated allowance for loan losses ("ALLL") based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Non-Accrual Interest –When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.

•	Loans Modified in a Troubled Debt Restructuring ("TDR") – Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance (from further collection actions such as initiating foreclosure), and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. In response to the extended economic downturn, management has elected to offer concessions to certain borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Foreclosed Assets– Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

•	Fair Value Estimates– Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	Fair Value Hierarchy- The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations a based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, and investments related to deferred compensation arrangements.

Index M&F BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

Year ended December 31, 2012 compared with year ended December 31, 2011

•	Net income before preferred stock dividends was $0.3 million for the year ended December 31, 2012 and $0.6 million for the year ended December 31, 2011. Net income available to common stockholders for the years ended December 31, 2012 and 2011 was $0.1 million and $0.4 million, respectively
•	Net operating income before income taxes for the years ended December 31, 2012 and 2011 was $0.5 million and $0.7 million, respectively.
◦	Net interest margin decreased from 3.81% for the year ended December 31, 2011 to 3.77% for the year ended December 31, 2012. The net decrease was due to:
▪	Average loans outstanding decreasing $16.7 million in 2012 compared to 2011, while average yield increased 11 bps to 5.84%. The combined effect resulted in a $0.8 million decrease in interest income from loans.
▪	Interest income from loans decreased in part due to the decrease in average loans outstanding, but also as a result of loans moving from accrual to non-accrual status. For the year ended December 31, 2012, non-accrued interest income was $1.2 million or $0.7 million decrease from the non-accrued interest income for the year ended December 31, 2011 of $1.9 million.
▪	Average interest bearing deposits outstanding decreased $10.8 million while the average cost of funds decreased 22 bps in 2012 over 2011. As a result, interest expense declined by $0.5 million in the year ended December 31, 2012 compared to the same period in 2011.
▪	Average borrowings outstanding increased $0.5 million from the 2011 average balance, while the average rate paid on borrowings increased from 2.06% in 2011 to 3.75% in 2012. The result was a $26 thousand decrease in cost of borrowings expense for the year ended December 31, 2012 compared to the comparable prior year. The borrowing rate increased due to an increase in securitized borrowings interest expense from loan participations that did not qualify for sales treatment under GAAP.
◦	Noninterest income decreased $1.1 million in 2012 from 2011, predominately due to a $0.9 million realized gain at foreclosure during 2011 and the sale of OREO at gains compared to no comparable gain during 2012. The Company also earned $54 thousand less in service charge revenue during 2012 compared to 2011. The decrease in service charge income was partially offset with $105 thousand in increased gains on the sales of investments held available for sale.
◦	Noninterest expense decreased by $0.4 million in the year ended December 31, 2012 over the same period in 2011. The decrease was largely attributable to a $0.6 million decrease in net OREO expenses and $0.2 decrease in professional fees, partially offset by a $0.4 million increase in salaries and employee benefits.
◦	Loan loss provision totaled $0.2 million during the year ended December 31, 2012 compared to the $0.9 million loan provision for the year ended December 31, 2011. Loans decreased $12.9 million from December 31, 2011 to December 31, 2012, while impaired loans increased $0.7 million over the same period, and the reserve allocated for impaired loans individually evaluated decreased by $0.3 million over the same period. As of December 31, 2012, the total loans collectively evaluated for impairment was $153.0 million compared to $164.7 million at December 31, 2011. The corresponding allowance for loans collectively evaluated for impairment totaled $3.0 million and $3.1 million at December 31, 2012 and 2011, respectively. Net charge-offs totaled $0.5 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. Charge-offs, recoveries and provision expense are recorded against the reserve.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest- earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.4 million, or 3.21% from $10.9 million for the year ended December 31, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2012 were $280.8 million compared to $290.0 million for the year ended December 31, 2011. On a fully tax-equivalent basis, net interest margin was 3.77% and 3.81% for the years ended December 31, 2012 and 2011, respectively. The net interest spread remained unchanged level at 3.64% for the years ended December 31, 2012 and 2011. The yield on interest-earning assets was 4.14% and 4.33% for the years ended December 31, 2012 and December 31, 2011, respectively, – reflecting a decrease of 19 bps. The interest rate on average interest-bearing liabilities for those same periods was 0.50% and 0.69%, respectively, - reflecting a decrease of 19 bps due to the ongoing low interest rate environment.

Interest income decreased 6.72% for the year ended December 31, 2012 to $11.6 million from $12.4 million for the year ended December 31, 2011. The average balance of outstanding loans, which yielded 5.84% for the year ended December 31, 2012 and 5.73% for the year ended December 31, 2011, decreased from $197.4 million for the year ended December 31, 2011 to $180.7 million for the year ended December 31, 2012. The average balance of investment securities increased $23.5 million from $28.4 million to $51.9 million for the year ended December 31, 2012. The tax-equivalent yield on investment securities decreased from 3.82% for the year ended December 31, 2011 to 1.80% for the year ended December 31, 2012. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. In addition, management sold $12.7 million in certain fixed rate available for sale securities during 2012 to better position itself for a rising rate interest environment. The average balances of federal funds and other short-term investments decreased by $16.1 million to from $64.2 million to $48.1 million at December 31, 2012 as management sought to invest excess funds into its investment portfolio. The average yield in this category remained relatively flat at 0.25%. The decrease in higher yielding loans due to loan runoff accounted for the largest impact of the 19 bps decrease in yield on earning assets.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased $0.5 million during the year ended December 31, 2012 to $1.0 million compared to $1.5 million during the year ended December 31, 2011. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, decreased from $214.2 million at December 31, 2011 to $203.4 million at December 31, 2012. The average rate paid on interest-bearing deposits decreased from 67 bps for the year ended December 31, 2011 to 45 bps for the year ended December 31, 2012, primarily due to lower interest rates paid on time deposits.

The average rate on borrowings increased from 2.06% for the year ended December 31, 2011 to 3.75% or the year ended December 31, 2012. The average borrowings outstanding decreased by $0.5 million from $3.6 million for the year ended December 31, 2011 to $3.1 million for the year ended December 31, 2012. The interest expense on borrowed funds increased slightly to $0.1 million in 2012.

The following table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. In the table, the amount earned on nontaxable securities is reflected as actual, whereas the rate on nontaxable securities is stated at the tax equivalent rate.

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2012 and 2011
(Dollars in thousands)	2012			2011
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$180,729	$10,563	5.84%	$197,397	$11,316	5.73%
Taxable securities	49,205	762	1.55	21,674	640	2.95
Nontaxable securities(2)	2,716	107	6.41	6,712	274	6.64
Federal funds sold and other interest on short-term investments	48,138	121	0.25	64,183	155	0.24
Total interest earning assets	280,788	11,553	4.14%	289,966	12,385	4.33%
Cash and due from banks	2,677			2,140
Other assets	20,682			19,483
Allowance for loan losses	(3,743)			(4,026)
Total assets	$300,404			$307,563
Liabilities and Equity
Savings deposits	$53,823	$111	0.21%	$58,227	$186	0.32%
Interest-bearing demand deposits	23,479	30	0.13	24,069	57	0.24
Time deposits	126,106	766	0.61	131,943	1,187	0.90
Total interest-bearing deposits	203,408	907	0.45	214,239	1,430	0.67
Borrowed funds	3,063	115	3.75	3,593	74	2.06
Total interest-bearing liabilities	206,471	1,022	0.50%	217,832	1,504	0.69%
Non-interest-bearing deposits	51,385			47,186
Other liabilities	5,822			5,501
Total liabilities	263,678			270,519
Stockholders' equity	36,726			37,044
Total liabilities and stockholders' equity	$300,404			$307,563
Net interest income		$10,531			$10,881
Non-taxable securities		107			274
Tax equivalent adjustment (3)		67			172
Tax equivalent net interest income		$10,598			$11,053
Net interest spread (4)			3.64%			3.64%
Net interest margin (5)		3.77%			3.81%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2011 and 2010
(Dollars in thousands)	2011			2010
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$197,397	$11,316	5.73%	$209,329	$12,400	5.92%
Taxable securities	21,674	640	2.95	10,837	415	3.83
Nontaxable securities(2)	6,712	274	6.64	7,142	292	6.65
Federal funds sold and other interest on short-term investments	64,183	155	0.24	49,323	97	0.20
Total interest earning assets	289,966	12,385	4.33%	276,631	13,204	4.84%
Cash and due from banks	2,140			2,046
Other assets	19,483			19,069
Allowance for loan losses	(4,026)			(3,762)
Total assets	$307,563			$293,984
Liabilities and Equity
Savings deposits	$58,227	$186	0.32%	$50,494	$178	0.35%
Interest-bearing demand deposits	24,069	57	0.24	27,805	97	0.35
Time deposits	131,943	1,187	0.90	123,677	1,784	1.44
Total interest-bearing deposits	214,239	1,430	0.67	201,976	2,059	1.02
Borrowed funds	3,593	74	2.06	3,416	100	2.93
Total interest-bearing liabilities	217,832	1,504	0.69%	205,392	2,159	1.05%
Non-interest-bearing deposits	47,186			46,304
Other liabilities	5,501			5,452
Total liabilities	270,519			257,148
Stockholders' equity	37,044			36,836
Total liabilities and stockholders' equity	$307,563			$293,984
Net interest income		$10,881			$11,045
Non-taxable securities		274			292
Tax equivalent adjustment (3)		172			183
Tax equivalent net interest income		$11,053			$11,228
Net interest spread (4)			3.64%			3.79%
Net interest margin (5)		3.81%			4.06%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rates, which are changes in the average rate multiplied by the average volume for the previous period;
•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and
•	Total change, which is the sum of the previous columns.

Index M&F BANCORP, INC. AND SUBSIDIARY

	Rate and Volume Variance Analysis			Rate and Volume Variance Analysis
	For the Years Ended			For the Years Ended
	December 31, 2012 vs. 2011			December 31, 2011 vs. 2010
(Dollars in thousands)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
Interest income:
Loans receivable (2)	$220	$(973)	$(753)	$(400)	$(684)	$(1,084)
Taxable securities	(305)	427	122	(95)	320	225
Nontaxable securities	(10)	(157)	(167)	—	(18)	(18)
Federal funds sold	6	(40)	(34)	22	36	58
Total interest income	(89)	(743)	(832)	(473)	(346)	(819)
Interest expense:
Interest-bearing deposits	(474)	(49)	(523)	(711)	82	(629)
Borrowed funds	61	(20)	41	(30)	4	(26)
Total interest expense	(413)	(69)	(482)	(741)	86	(655)
Net interest income	$324	$(674)	$(350)	$268	$(432)	$(164)

(1)	The changes in rates and volumes account for the total changes in interest income and interest expense.
(2)	The interest income that would have been reflected on non-accruing loans is excluded from this analysis.

Noninterest Income. Noninterest income decreased by $1.1 million in the year ended December 31, 2012 over the same period in 2011, primarily due to a $0.9 million in realized gain at foreclosure during 2011 and the sale of OREO at gains, which did not occur during the comparable period of 2012. The Company also earned $54 thousand less in service charge revenue during 2012 compared to 2011, partially offset with $105 thousand in increased gains on the sales of investments held available for sale and $17 thousand increase in rental income.

Noninterest Expense. Noninterest expense represents the cost of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased from $0.4 million for the year ended December 31, 2012 from the year ended December 31, 2011. The largest impacts to noninterest expense were a $0.6 million decrease in net OREO expenses and $0.2 million decrease in professional fees, partially offset with a $0.4 million increase in salaries and employee benefits. Employee benefits increased $0.1 million in the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to health insurance and payroll tax increases in 2012 from the 2011 levels.

Occupancy expense and Director Fees were unchanged at $1.5 million and $0.3 million, respectively, in both the year ended December 31, 2012 and December 31, 2011.

Information technology expense costs increased by $69 thousand or 8.19% in the year ended December 31, 2012 from $843 thousand to $912 thousand, primarily due to increased core processing charges.

Professional fees decreased $163 thousand during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily as a result of a reduction in legal fees.

OREO expenses decreased $0.6 million, which was primarily attributable to OREO write downs, which totaled $0.2 million and $0.9 million in the years ended December 31, 2012 and 2011, respectively.

In the year ended December 31, 2012, FDIC insurance premiums decreased $48 thousand compared to premiums paid during the year ended December 31, 2011, primarily due to a decrease in our insurance rate.

Other expenses increased $104 thousand primarily due to increases in franchise taxes of $59 thousand and increased appraisal fees of $73 thousand, which were partially offset with a $21 thousand decrease in printing and supplies.

Provision for Income Taxes. The Company recorded an income tax expense of $0.1 million for the year ended December 31, 2012 and December 31, 2011. The overall effective rate increased from 18.88% to 25.38% in the year ended December 31, 2012 due to a decrease in tax exempt interest income and permanent tax to book differences decreasing.

Index M&F BANCORP, INC. AND SUBSIDIARY

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

•	Net income before preferred stock dividends was $0.6 million for the year ended December 31, 2011, and $0.8 million for the year ended December 31, 2010. Net income available to common stockholders for the years ended December 31, 2011 and 2010 was $0.4 million and $0.3 million, or $0.18 and $0.17 per share respectively.
•	Net operating income before income taxes for the years ended December 31, 2011 and 2010 were $0.7 million and $0.9 million respectively.
◦	Net interest margin decreased from 4.06% for the year ended December 31, 2010 to 3.81% for the year ended December 31, 2011 due to:
▪	Average loans outstanding decreased $11.9 million in 2011 over 2009, and average yield decreased from 5.92% for the year ended December 1, 2010 to 5.73% for the year ended December 31, 2011, resulting in $1.1 million less in interest income.
▪	Interest income from loans decreased in part due to the decrease in average loans outstanding, as well a $3.5 million increase in average non-accrual loans to $14.1 million for the year ended December 31, 2011 compared to $10.7 million for the year ended December 31, 2010. As of December 31, 2011, non-accrued interest income was $1.9 million, or an 88.93% increase over the non-accrued interest income at December 31, 2010, of $1.0 million.
▪	Average interest bearing deposits outstanding increased $12.3 million in 2011 over 2010. Despite the large increase in average deposits, interest expense declined by $0.6 million in the year ended December 31, 2011 compared to the same period in 2010 due to a reduction in our average yield on deposits.
▪	Average borrowings outstanding increased $0.2 million from the 2010 average balance, while the average rate paid on borrowings decreased from 2.93% in 2010 to 2.06% in 2011. The borrowing rate decreased due to a reduction in securitized borrowings interest expense from loan participation that did not qualify for sales treatment under GAAP.
◦	Noninterest income increased $1.2 million in 2011 from 2010, predominantly due to the realized gains on sales of investments, a gain from the sale of bank property, gains realized from foreclosures of real estate secured loans for fair market values less cost to sell that exceeded cost, and sales of OREO. The realized gains were partially offset by declines in service charge fees.
◦	Noninterest expense increased in 2011 by $0.8 million. An increase in salaries and employee benefits of $0.4 million, OREO expenses of $0.5 million and professional fees of $0.2 million was partially offset by declines in FDIC insurance expense of $0.2 million.
◦	Loan loss provision increased $0.4 million during the year ended December 31, 2011 to $0.9 million, compared to the $0.5 million loan provision for the year ended December 31, 2010. While loans decreased $16.2 million from December 31, 2010 to December 31, 2011, impaired loans increased 43.08% or $7.1 million, and the related reserve for impaired loans increased $0.6 million over the same period in 2010. During 2011, net charge-offs totaled $0.9 million versus net charge-offs of $0.2 million in 2010, mostly related to two non-accrual relationships that were partially charged-off in the fourth quarter of 2011. Charge-offs, recoveries, and provision expense are recorded against the reserve.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company's principal source of earnings. The amount of net interest income is determined by the volume of interest- earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.2 million, or 1.48%, from $11.0 million for the year ended December 31, 2011, to $10.9 million for the year ended December 31, 2011. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2011 were $290.0 million, up 4.82% compared to $276.6 million for the year ended December 31, 2010. On a fully tax-equivalent basis, net interest margin was 3.81% and 4.06% for the years ended December 31, 2011 and 2010, respectively. The net interest spread decreased 15 bps to 3.64% for the year ended December 31, 2011, from 3.79% for the year ended December 31, 2010. The yield on average interest-earning assets was 4.33% and 4.84% for the years ended December 31, 2011 and 2010, respectively, a decrease of 51 bps, while the interest rate on average interest- bearing liabilities for those periods was 0.69% and 1.05%, respectively, a decrease of 36 bps due to the ongoing low interest rate environment.

Interest income decreased 6.20% for the year ended December 31, 2011 to $12.4 million, from $13.2 million for the year ended December 31, 2010. The average balances of loans, which had overall yields of 5.73% for the year ended December 31, 2011 and 5.92% for the year ended December 31, 2010, respectively, decreased from $209.3 million for the year ended December 31, 2010 to $197.4 million for the year ended December 31, 2011. The average balance of investment securities increased $10.4 million from $18.0 million for the year ended December 31, 2010 to $28.4 million for the year ended December 31, 2011. The tax-equivalent yield on investment securities decreased from 4.95% for the year ended December 31, 2010 to 3.82% for the year ended December 31, 2011. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investment. The average balances on federal funds and other short-term investments increased from $49.3 million for the year ended December 31, 2010 to $64.2 million for the year ended December 31, 2011, and the average yield in this category increased 4 bps from 0.20% to 0.24% over the same period. The increase in average balances year over year for federal funds sold and other short-term investments combined with the decrease in loans outstanding had a negative impact on net interest margin. The average deposit yield increased due to actively managing the cash at a higher yielding deposit account.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased $0.7 million in the year ended December 31, 2011 to $1.5 million, from $2.2 million for the year ended December 31, 2010. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $202.0 million for the year ended December 31, 2010, to $214.2 million for the year ended December 31, 2011. The average rate paid on interest-bearing deposits decreased 35 bps from 1.02% for the year ended December 31, 2010 to 0.67% for the year ended December 31, 2011, primarily caused by the decreases in rates paid on time deposits.

The average rate paid on borrowings decreased from 2.93% for the year ended December 31, 2010 to 2.06% for the year ended December 31, 2011. The average borrowings outstanding increased $0.2 million from the year ended December 31, 2010 to the year ended December 31, 2011. The interest expense on borrowed funds decreased slightly to $0.1 million in 2011.

Noninterest Income. Noninterest income increased 55.09%, or $1.2 million, for the year ended December 31, 2011. The increase was primarily the result of realized gains from the sales of AFS securities, the disposal of a bank owned asset, and gains from foreclosures and sales of OREO. The realized gains were partially offset by a reduction in service charge fees. Rental income increased by $46.0 thousand for the year ended December 31, 2011 when compared to the same period in 2010. The increase in rental income was driven by improved occupancy rates in 2011.

Noninterest Expense. Noninterest expenses represent the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased $0.8 million for the year ended December 31, 2011 from the year ended December 31, 2010. The largest impacts to noninterest expense were a $0.3 million increase in salaries and employee benefits, $0.5 million increase in OREO expenses mainly related to impairment charges, and a $0.2 million increase in professional fees, marketing and delivery costs, which were partially offset by the $0.2 million reduction in FDIC insurance expense.

Salary and employee benefits expenses for the year ended December 31, 2011 and December 31, 2010 were $5.6 million and $5.2 million, respectively. In the year ended December 31, 2011 the company hired a new Chief Credit Officer and granted cost of living and some performance based raises, resulting in $0.3 million higher salaries expenses than the year ended December 31, 2010. Benefits increased $0.1 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, mainly due to health insurance and payroll tax increases in 2011 from the 2010 levels.

Occupancy expense and Director fees were unchanged, at $1.5 million and $0.3 million, respectively, in the year ended December 31, 2011 compared to the same period in 2010.

Data processing and communications costs decreased by 1.06%, or $9.0 thousand, to $843.0 thousand in the year ended December 31, 2011, mainly due to decreased core processing charges.

Professional fees increased by $0.2 million in the year ended December 31, 2011 compared to the year ended December 31, 2010, due to an increase in fees related to internal, external, and Sarbanes-Oxley internal controls audits.

In the year ended December 31, 2011, FDIC insurance premiums decreased $0.2 million from $0.8 to $0.6 million in the same period of 2010, due to a decrease in our insurance rate, as well as a special assessment that the Company paid in 2010 and not in 2011.

Other expenses increased $4.0 thousand for the year ended December 31, 2011 from the year ended December 31, 2010 due to general increases in operating the Company.

Provision for Income Taxes. The Company recorded an income tax expense of $0.1 million for the year ended December 31, 2011 and December 31, 2010. The overall effective rate increased from 9.86% in the year ended December 31, 2010 to 18.88% in the year ended December 31, 2011 due to a decrease in tax exempt interest income and permanent tax to book differences decreasing.

ASSET QUALITY

Allowances for Loan Losses ("ALLL") — The ALLL is management's estimate of losses inherent in the loan portfolio. The provision for loan losses is the amount charged against earnings to establish an adequate ALLL. Loan losses and recoveries are charged to or credited to the ALLL, rather than reported as a direct expense or recovery. The loan portfolio is segmented into three parts for the ALLL calculation: impaired commercial loans, smaller balance homogenous loans in the process of foreclosure, and TDRs (collectively referred to as "impaired loans"), and all other loans.

For all classes of commercial loans, a quarterly evaluation of individual borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification process. The ALLL attributed to impaired loans and TDRs considers all available evidence based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification ("ASC") 310. The loans identified as impaired and TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. Factors considered management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

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

The quantitative factor by loan type is applied against the unimpaired loan balances and smaller-balance homogenous impaired loans not in the process of foreclosure for which there is no specific reserve to determine the quantitative reserve. The qualitative factors, including (i) policy underwriting, charge-off and collection, (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors and qualitative judgments for subjective factors (those considered subjective are policy, underwriting, experience, ability and depth of lending team, quality of loan review and board oversight, and effects of external factors), and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio. The Company applies additional qualitative factors for non-homogenous classified loans including internal watch, special mention, and substandard loans not identified as impaired, when a loan has a loan to value ("LTV") exceeding 50% of the outstanding balance and is not current in its payments. Under ASC 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.

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

As of December 31, 2012 and December 31, 2011, the ALLL was $3.5 million and $3.9 million, respectively, which represented approximately 2.00% and 2.05% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new resulted in a variance of approximately $261 thousand. Management elected to retain the variance as an unallocated reserve as the team continues to validate and integrate nuances in the new system. Nonperforming assets, defined as non-accruing loans, OREO and other repossessed assets, at December 31, 2012 were 4.18% of total assets compared to 6.09% at December 31, 2011. Nonperforming assets as a percentage of total loans as of December 31, 2012 were 7.06% compared to 9.86% at December 31, 2011. For the years ended December 31, 2012 and December 31, 2011, the provision for loan losses was $0.2 million and $0.9 million, respectively.

Of the non-accruing loans totaling $8.7 million at December 31, 2012, 99.82% of the outstanding balances were secured by real estate, which management believes mitigates the risk of loss. TDRs in compliance with modified terms totaled $12.6 million or 62.33% of total TDRs at December 31, 2012. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and the collection under any revised terms is assessed as probable. The Company evaluates impaired loans and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Loans at December 31, 2012, 2011 and 2010 were as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Commercial	$3,282	$7,688	$9,148
Commercial real estate:
Construction	3,621	1,871	1,187
Owner occupied	18,377	20,352	22,395
Other	26,171	24,831	25,179
Faith-based non-profit
Construction	2,344	2,287	11,094
Owner Occupied	76,418	78,161	79,490
Other	7,135	8,703	2,127
Residential real estate:
First mortgage	24,702	27,896	32,673
Multifamily	5,828	7,207	7,892
Home equity	3,161	4,457	5,123
Construction	83	—	2,243
Consumer	1,346	1,667	2,218
Other loans	2,754	2,964	3,559
Loans, net of deferred fees	175,222	188,084	204,328
ALLL	(3,499)	(3,850)	(3,851)
Loans, net of ALLL	$171,723	$184,234	$200,477

In 2010, management changed its loan-related disclosure classification in its financial reports to better reflect the underlying collateral risk within the loan portfolio and to more closely align its financial disclosure with internally monitored classifications. For the above table, management has presented data from all periods to reflect this updated classification. However, data for certain year’s data was not available for the purposes of applying a consistent presentation. The following table and other tables as noted herein, presents loan and ALLL classifications as was previously reported.

(Dollars in thousands)	December 31, 2009	December 31, 2008

Commercial	$8,605	$9,035
Real estate construction	16,987	7,878
Consumer	5,891	3,686
Commercial real estate	135,249	141,512
Consumer real estate mortgage	42,706	45,297
Other	673	1,003
Loans, net of deferred fees	210,111	208,411
ALLL	(3,564)	(2,962)
Loans, net of ALLL	$206,547	$205,449

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table shows the summary activity in the ALLL for the three years ended December 31, 2012:

	As of December 31,
	2012	2011	2010
(Dollars in thousands)
Beginning balance	$3,850	$3,851	$3,564
Provision for Loan loan losses	166	903	520
Loans charged-off	(629)	(1,153)	(309)
Recoveries	112	249	76
Ending Balance	$3,499	$3,850	$3,851

The following table shows the summary activity in the ALLL for the two years ended December 31, 2009 as was previously reported.

	December 31,
	2009	2008
(Dollars in thousands)
Beginning balance	$2,962	$1,897
Adjustment for loans acquired	—	681
Provision for Loan loan losses	1,853	823
Loans charged-off	(1,252)	(482)
Recoveries	39	43
Bounce protection charge-offs, net	(38)	—
Ending Balance	$3,564	$2,962

Index M&F BANCORP, INC. AND SUBSIDIARY

Activity in the ALLL for the years ended December 31, 2012, 2011 and 2010 was as follows:

			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Total ending ALLL balances as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
For the year ended December 31, 2012
Charge-offs	—	(98)	—	(362)	(169)	—	—	(629)
Recoveries	—	75	—	17	20	—	—	112
Provision (decrease) increase	(258)	(67)	118	(17)	117	12	261	166
Total ending ALLL balance as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499

			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Total ending ALLL balances as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	—	(1,153)
Recoveries	95	126	—	3	25	—	—	249
Provision (decrease) increase	206	213	(161)	712	(2)	(65)	—	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

Index M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2010
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Total ending ALLL balances as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$—	$3,564
For the year ended December 31, 2010
Charge-offs	(17)	(98)	—	(132)	(60)	—	—	(307)
Recoveries	31	—	—	28	15	—	—	74
Provision (decrease) increase	236	(100)	119	176	45	44	—	520
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851

For the years ended December 31, 2009 and 2008, the Company reported changes in the ALLL as follows:

	For the Years Ended December 31,
(Dollars in thousands)	2009	2008
ALLL:
Balance at beginning of year	$2,962	$1,897
Adjustments for loans acquired	—	681
Loan charge-offs:
Commercial	881	2
Real estate construction	—	—
Consumer and other	59	181
Real estate mortgage	312	299
Total charge-offs	1,252	482

Recoveries of loans previously charged off:
Commercial	18	—
Real estate construction	—	—
Consumer and other	14	14
Real estate mortgage	7	29
Total charge-offs	39	43
Net loans charged-off	1,213	439
Bounce protection charge-offs (net)	38	—
Provision for loan losses	1,853	823
Balance at end of year	$3,564	$2,962

Index M&F BANCORP, INC. AND SUBSIDIARY

The Company experienced $0.5 million in net loan charge-offs for the year ended December 31, 2012 compared to $0.9 million in net loan charge-offs for the year ended December 31, 2011. Net charge-offs to average loans totaled 0.29% and 0.46% during the years ended December 31, 2012 and 2011, respectively

In 2010, management changed its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.

Index M&F BANCORP, INC. AND SUBSIDIARY

The following tables present the ALLL and the reported investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and December 31, 2011:

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$87	$44	$349	$—	$—	$—	$480
Collectively evaluated for impairment	90	794	1,202	588	30	54	261	3,019
Total ending ALLL balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Loans:
Loans individually evaluated for impairment	$—	$4,837	$14,907	$2,443	$16	$—	$—	$22,203
Loans collectively evaluated for imapirment	3,282	43,332	70,990	31,331	1,330	2,754	—	153,019
Total ending loans balance	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$—	$175,222

	December 31, 2011
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total

ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$119	$56	$543	$2	$—	$—	$720
Collectively evaluated for impairment	348	852	1,072	756	60	42	—	3,130
Total ending ALLL balance	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

Loans:
Loans individually evaluated for impairment	$590	$6,828	$13,816	$2,180	$2	$—	$—	$23,416
Loans collectively evaluated for imapirment	7,098	40,226	75,335	37,380	1,665	2,964	—	164,668
Total ending loans balance	$7,688	$47,054	$89,151	$39,560	$1,667	$2,964	$—	$188,084

Index M&F BANCORP, INC. AND SUBSIDIARY

Impaired loans at December 31, 2012 and 2011 were as follows:

	December 31, 2012
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	371	371	—	31
Owner occupied	530	530	—	38
Other	4,312	3,698	—	129
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,479	14,479	—	567
Other	—	—	—	—
Residential real estate:
First mortgage	814	814	—	19
Multifamily	—	—	—	—
Home equity	86	86	—	3
Construction	—	—	—	—
Consumer	16	16	—	—
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	238	238	87	15
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	428	428	44	30
Other	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90
Impaired loans	$22,817	$22,203	$480	$877

Impaired loans not included in the above tables are the recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. The total recorded investment in impaired loans was $24.1 million at December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY

	December 31, 2011
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$1,567	$590	$—	$—
Commercial real estate:
Construction	950	628	—	17
Owner occupied	949	1,217	—	40
Other	5,112	3,870	—	32
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	12,913	12,907	—	535
Other	—	—	—	—
Residential real estate:
First mortgage	1,019	921	—	12
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance recorded	$22,510	$20,133	$—	$636

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	378	378	15	26
Owner occupied	695	695	94	—
Other	40	40	10	34
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	908	909	56	50
Other	—	—	—	—
Residential real estate:				36
First mortgage	798	797	292	—
Multifamily	—	—	—	—
Home equity	462	462	251	—
Construction	—	—	—	—
Consumer	2	2	2	—
Total impaired loans with allowance recorded	$3,283	$3,283	$720	$146
Total impaired loans	$25,793	$23,416	$720	$782

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table represents impaired loans as was previously reported for the years ended December 31, 2009 and December 31, 2008:

	December 31,
	2009		2008
(Dollars in thousands)	Amount	Allowance	Amount	Allowance
Impaired loans:
Commercial real estate secured	$7,095	$238	$5,237	$250
Commercial other	1,263	—	2,017	—
Consumer real estate secured	1,832	—	2,950	1
Consumer other	—	—	—	—
Total	$10,190	$238	$10,204	$251

Impaired loans totaled $24.1 million at December 31, 2012, $23.4 million as of December 31, 2011, $16.4 million at December 31, 2010, $10.2 million at December 31, 2009 and $10.2 million at December 31, 2008. The year ended December 31, 2012 showed a $0.7 million increase of impaired loans compared to year-end 2011. The change was primarily due to the addition of two faith-based loans totaling $1.7 million, 18 residential real estate loans totaling $1.6 million; less payoffs on two commercial real estate loans totaling $0.7 million and payoffs of three residential real estate loans totaling $0.3 million; principal payments on 18 faith-based non-profit loans totaling $0.4 million; and transfers to OREO for five residential real estate loans totaling $0.9 million, three commercial real estate loans totaling $0.2 million and one faith-based non-profit real estate loan totaling $0.3 million; and the repossession of collateral from two commercial loans totaling $0.6 million.

The recorded investment in TDRs, which are included in total impaired loans, was $20.2 million, $18.7 million, $9.4 million, $7.0 million and $5.6 million at December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2012:

			Loans Past
			Due Over
			90 Days
			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	39	1	224	4
Other	49	1	351	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,241	4	661	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,384	44	357	6
Multifamily	—	—	—	—
Home equity	3	1	101	1
Construction	—	—	—	—
Consumer	16	2	—	—
Other loans	—	—	—	—
Total	$8,732	53	$1,694	15

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2011:

			Loans Past
			Due Over
			90 Days
			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,497	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Other loans	—	—	—	—
Total	$15,326	62	$214	4

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010, 2009 and 2008:

	December 31,
(Dollars in thousands)	2010	2009	2008

Non-accrual loans	$12,572	$8,999	$4,605
Loans past 90 days and still accruing	3,743	—	—
Total	$16,315	$8,999	$4,605

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table presents the aging of the recorded investment in loans as of December 31, 2012 by class of loans:

			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past	Loans Not
(Dollars in thousands)	Past Due	Past Due	Due	Due	Past Due	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

The following table presents the aging of the recorded investment in loans as of December 31, 2011 by class of loans:

			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past	Loans Not
(Dollars in thousands)	Past Due	Past Due	Due	Due	Past Due	Total

Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based non-profit
Construction	—	—	—	—	2,287	2,287
Owner Occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:				—		—
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—	—	—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

The Company has allocated $134.8 thousand and $120.0 thousand of specific reserves to customers, whose loan terms had been modified in TDRs as of December 31, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts as of December 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as TDRs.

Index M&F BANCORP, INC. AND SUBSIDIARY

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payments experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for impairment by the loan’s classification to credit risk. The analysis includes non-homogeneous loans, such as commercial, commercial real estate and faith-based non-profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following terms for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the los are not corrected in a timely manner.

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans not identified as special mention, substandard or doubtful are classified as pass.

The provision for loan losses assigned to these ratings by portfolio class as of December 31, 2012 is as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$3,274	$—	$8	$—	$3,282
Commercial real estate:
Construction	3,065	—	556	—	3,621
Owner occupied	13,379	3,151	1,847	—	18,377
Other	21,582	966	3,623	—	26,171
Faith-based non-profit
Construction	2,344	—	—	—	2,344
Owner Occupied	58,732	5,313	12,373	—	76,418
Other	7,059	76	—	—	7,135
Residential real estate:
First mortgage	19,465	1,731	3,506	—	24,702
Multifamily	5,702	63	63	—	5,828
Home equity	2,853	—	308	—	3,161
Construction	83	—	—	—	83
Consumer	1,323	2	21	—	1,346
Other loans	2,754	—	—	—	2,754
Total	$141,615	$11,302	$22,305	$—	$175,222

Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a numeric credit risk rating to each loan at the time of origination and review loans on a regular basis.

Each loan officer is responsible for monitoring his or her loan portfolio, recommending a credit risk rating for each loan in his or her portfolio and ensuring the credit risk ratings are appropriate. These credit risk ratings are then ratified by our Chief Credit Officer or the Directors’ Loan Committee. Credit risk ratings are determined by evaluating a number of factors including a borrower’s financial strength, cash flow coverage, collateral protection and guarantees. The credit risk ratings and methodology applied are reviewed annually by management and the board directors.

Index M&F BANCORP, INC. AND SUBSIDIARY

FINANCIAL CONDITION

Financial Condition at December 31, 2012 and December 31, 2011

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. While gross loans and total deposits were down for the period ended December 31, 2012 versus December 31, 2011, the Bank continues to develop relationships and business in the commercial and faith-based non-profit organizations operating within its footprint.

Total assets decreased from $304.5 million as of December 31, 2011 to $296.1 million as of December 31, 2012, which was caused by a decrease in deposits. Gross loans decreased by $12.8 million primarily due to loan run-off. Investment securities available for sale increased $23.2 million from December 31, 2011 to December 31, 2012. The increase in investment securities available for sale was driven by the management decision to move low yielding cash into higher yielding low risk bonds. Cash and cash equivalents declined $18.7 million to $42.6 million from December 31, 2011. Gross loans decreased $12.8 million, and OREO decreased $0.2 million in 2012. Total liabilities decreased from $268.1 million as of December 31, 2011 to $259.8 million as of December 31, 2012, led by a decline in total deposits of $8.3 million.

Total consolidated stockholders’ equity remained relatively flat at $36.3 million as of December 31, 2012 compared to December 31, 2011. For the year ended December 31, 2012, the net decrease in retained earnings was comprised of $0.3 million of net income, offset by dividends declared to preferred stockholders of $0.2 million and common stockholders of $0.3 million. Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.4 million at both December 31, 2012 and December 31, 2011.

Financial Condition at December 31, 2011 and December 31, 2010

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. While gross loans were down for the period ended December 31, 2011 versus December 31, 2010, the Bank continues to develop relationships and business in the commercial and faith-based non-profit organizations operating within its footprint.

Total assets decreased from $315.0 million as of December 31, 2010 to $304.5 million as of December 31, 2011, driven by a decline in deposits. Loans declined by $16.2 million primarily as a result of loan run-off. Investment securities available for sale increased by $17.0 million from December 31, 2010 to December 31, 2011. The increase in investment securities available for sale was impacted by the management decision to move low yielding cash into higher yielding low risk bonds. Cash and cash equivalents declined $13.3 million to $61.3 million from December 31, 2010. Gross loans decreased $16.2 million, and OREO increased $1.3 million in 2011. Total liabilities decreased from $278.6 million as of December 31, 2010 to $268.1 million as of December 31, 2011, led by a decline in total deposits of $10.5 million.

Total consolidated stockholders’ equity remained unchanged at $36.4 million as of December 31, 2010 and December 31, 2011. For the year ended December 31, 2011, the net increase in retained earnings was comprised of $0.6 million of net income, offset by dividends declared to preferred stockholders of $0.2 million and common shareholders of $0.3 million. Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.4 million at December 31, 2011, a decrease of $0.1 million as of December 31, 2010.

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $18.7 million from $61.3 million at December 31, 2011 to $42.6 million at December 31, 2012. The decrease in cash and cash equivalents was the result of purchases of investment securities of $48.6 million and the $8.3 million decrease in deposits.

Loan Portfolio. Gross loans were $175.2 million and $188.1 million as of December 31, 2012 and December 31, 2011, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized business and faith-based non-profit organizations. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values in general or in our primary markets in particular, could impair the value of the underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience As of December 31, 2012, the percentage of loans in this niche, which included construction, real estate, and lines of credit, totaled approximately 49.02% of the total loan portfolio and the reserve for these loans is 35.61% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appear to have been adversely affected by the continued economic downturn. Management monitors the loan portfolio for changes in trends of past dues an concentration.

Index M&F BANCORP, INC. AND SUBSIDIARY

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

The OREO portfolio decreased a net $160 thousand from December 31, 2011 to December 31, 2012. The net decrease resulted from $599 thousand in outstanding loan balances transferred to OREO through foreclosure or deed in lieu of foreclosure (“at foreclosure”), $527 thousand in sales of OREO, and $232 thousand in impairment losses on the properties in OREO during the year.

The Bank’s market areas are the Research Triangle (Raleigh and Durham, NC), the Piedmont Triad (Greensboro and Winston-Salem, NC) and Charlotte, NC. The economic trends of the areas in NC served by the Bank are influenced by the significant industries within these regions. The ultimate collectability of the Bank’s loan portfolio is susceptible to changes in the market condition of these geographic regions.

The table below shows the loans outstanding by type and maturity as of December 31, 2012:

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Total
Maturity dates:
Due within one year	$2,622	$23,125	$25,103	$9,207	$703	$34	$60,794
Due one through five years	660	19,961	51,700	9,168	404	2,689	84,582
Due after five years	—	5,083	9,094	15,399	239	31	29,846
Total	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$175,222

Loan types:
Fixed rate	$1,154	$39,809	$85,897	$27,536	$811	$2,754	$157,961
Variable rate	2,128	8,360	—	6,238	535	—	17,261
Total	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$175,222

Investment Securities. The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2012 and 2011, all investment securities were classified as available for sale.

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities ("U.S. Agencies")
•	U.S. Government sponsored residential mortgage backed securities ("MBS")
•	Non-Government sponsored residential MBS, and
•	Municipal securities ("Municipals")
◦	NC
◦	Out of state

All securities owned as of December 31, 2012 and December 31, 2011 are investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2012 and December 31, 2011, the Company held 11 and 12 investment positions, respectively, with unrealized losses of $29.5 thousand and $26.0 thousand, respectively. These investments were generally in U.S. Government sponsored MBS, and U.S. Agencies. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than- temporary, and will not be likely required to sell.

The Company owns stock in the FHLB, classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment. The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters. The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

Index M&F BANCORP, INC. AND SUBSIDIARY

Our available for sale securities totaled $60.8 million and $37.6 million as of December 31, 2012 and December 31, 2011, respectively. Securities with a fair value of $1.1 million were pledged to the FRB, and an additional $4.9 million and $2.6 million of securities were pledged to public housing authorities in NC and the NC Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2012. Securities with a fair value of $0.6 million were pledged to the FRB and an additional $5.3 million and $2.0 million of securities were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2011.

The following table displays the amortized cost and fair value for the Company's investment portfolio for the periods ended:

	December 31, 2012		December 31, 2011		December 31, 2010
	Amortized			Amortized	Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

US government agencies	$1,322	$1,327	$483	$483	$—	$—
Government sponsored MBS
Residential	57,333	57,931	30,399	30,789	13,554	13,712
Non-government sponsored MBS
Residential	—	—	133	135	201	205
Municipals
NC	1,497	1,553	3,505	3,702	3,164	3,186
Out of state	—	—	2,444	2,486	3,565	3,524
Total	$60,152	$60,811	$36,964	$37,595	$20,484	$20,627

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table reflects the Company's securities by contractual maturities as of December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties.

(Dollars in thousands)	As of December 31, 2012
	Fair Value	Amortized Cost	Average Yield
US government agencies
Due within one year	$1,005	$1,000	2.19%
Due after five years through ten years	322	322	0.62
Total US government agencies	$1,327	$1,322	1.81%

Government sponsored MBS
Residential
Due after one year through five years	$135	$126	4.84%
Due after five years through ten years	171	161	6.08
Due after ten years	57,625	57,046	2.62
Total government sponsored MBS	$57,931	$57,333	2.64%

Municipal bonds
North Carolina
Due within one year	$488	$466	3.83%
Due after one year through five years	458	425	3.67
Due after five years through ten years	607	606	2.50
Total North Carolina municipal bonds	$1,553	$1,497	3.26%

Government National Mortgage Association, with a fair value of $57.1 million and an amortized cost of $56.6 million, is the only issuer that exceeds 10% of stockholders’ equity as of December 31, 2012. The U.S. Government guarantees all of our MBS.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 38.10% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable U.S. Government and U.S. Agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.5 million in available borrowing capacity from the FHLB at December 31, 2012, and Federal Funds Lines of Credit ("Fed Funds lines") of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.7 million outstanding from the FHLB as of December 31, 201.2. The maximum outstanding balance from the FHLB during the fourth quarter of 2012 was $0.7 million. The Company periodically draws on its Fed Funds lines to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are laced with multiple participating financial institutions. All of the Bank’s CDARS deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program, and the largest continuing depositor has renewed annual $20 million in deposits for several years. There is no guarantee, however that this trend will continue. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by their federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Board and management have determined that maintaining strong on-Balance Sheet liquidity is prudent in the current weak economy. The Bank is required to obtain the non-objection of its regulators before engaging in any transactions that would materially change the composition of the Bank’s balance sheet. Also, the Bank MOU requires the Bank maintain a tier 1 leverage capital ratio of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

Index M&F BANCORP, INC. AND SUBSIDIARY

The December 31, 2012 and December 31, 2011 regulatory capital levels of the Company and Bank compared to regulatory standards were:

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00%
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00%
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00%
Bank	32,483	11.02	11,786	4.00	14,733	5.00

	December 31, 2011

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

DEPOSITS AND DEBT

Deposits. Total deposits decreased from $259.1 million as of December 31, 2011 to $250.9 million as of December 31, 2012. Of these amounts, $49.9 million and $45.0 million were noninterest-bearing and $209.3 million and $205.9 million were interest-bearing deposits at December 31, 2011 and December 31, 2012, respectively. Time deposits of $100,000 and greater, including fully insured CDARS reciprocal deposits, were $92.1 million and $111.6 million as of December 31, 2012 and December 31, 2011, respectively. Time deposits of $100,000 or less, excluding CDARS reciprocal deposits, were $23.5 and $24.1 million as of December 31, 2012 and December 31, 2011, respectively.

The following table reflects deposits by type:

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010

Non-interest bearing demand	$44,958	$49,853	$44,565
Interest bearding demand	19,996	21,593	25,862
Savings	51,322	52,042	59,409
Time	134,603	135,655	139,848
Total deposits	$250,879	$259,143	$269,684

Index M&F BANCORP, INC. AND SUBSIDIARY

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2012:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$55,782	0.32%
Over three months to six months	5,568	0.27
Over six months to twelve months	44,120	0.51
Over one year to five years	6,532	0.83
Total	$112,002	0.42%

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2011:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$47,139	0.58%
Over three months to six months	34,446	0.58
Over six months to twelve months	25,528	0.51
Over one year to five years	4,438	0.72
Total	$111,551	0.57%

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2010:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$52,018	0.55%
Over three months to six months	15,210	1.08
Over six months to twelve months	47,498	1.03
Over one year to five years	3,356	1.32
Total	$118,082	0.83%

Debt. In 2011 the Bank entered into a five year $0.3 million Capital Lease for new ATMs. Borrowings as of December 31, 2012 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 bps that matures in 2020, a capital lease of $0.2 million with an interest rate of 1.60%, and a $2.0 million participation loan that does not qualify for sales treatment with an effective interest rate of 4.45%. Please see Note 9 for details of leases. Interest expense on advances from FHLB for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 was $3.3 thousand, $3.7 thousand and $3.2 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2012, December 31, 2011 and December 31, 2010 were $0.7 million, $0.7 million, and $7.8 million, respectively. As of December 31, 2012, the Bank had $0.7 million of outstanding advances with the FHLB, and had the availability of borrowing an additional $7.5 million from the FHLB. As of December 31, 2011 and December 31, 2010, the Bank had $0.7 million and $0.7 million in outstanding FHLB Advances, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $10.2 million, $10.9 million and $12.9 million as of December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

OTHER

Capital Resources. Total stockholders' equity as of December 31, 2012 and 2011, including unrealized gains and/or losses net of taxes on available- for-sale securities and deferred pension liability, was $36.3 million and $36.4 million, respectively. The Company declared cash dividends on its common stock of $0.125 per share, totaling $0.3 million for each of the years ended December 31, 2012 and 2011. The Company paid preferred stock dividends of $0.2 million in each of the years ended December 31, 2012 and 2011.

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

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve, which monitors the Company's compliance. As of December 31, 2012, the Company met all of its liquidity and reporting requirements.

Index M&F BANCORP, INC. AND SUBSIDIARY

The Company had $42.6 million and $61.3 million in cash and cash equivalents as of December 31, 2012 and 2011, respectively. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more), one of the most stable sources of liquidity, together with equity capital funded $174.2 million, or 58.85%, of total assets as of December 31, 2012. As of December 31, 2011, core deposits and equity capital totaled $182.6 million, or 59.98%, of total assets.

The Company's liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $2.6 million of liquidity for the year ended December 31, 2012 compared to $0.4 million for the year ended December 31, 2011. The principal elements of operating activities are net income, increased by significant non-cash expenses including the provision for loan losses, depreciation and amortization, and realized net gains/ losses on the sale of assets. In 2012, in light of the net decrease in loans of $12.96 million, the Company funded an investment growth of approximately $23.2 million despite a net decrease in total deposits of $8.3 million.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2012, the Company had $1.5 million in investment securities that mature within the next 12 months. During 2012, the Company purchased $48.6 million in investment securities, received $11.6 million in principal collections, had $0.7 million in calls and maturities, and sold $12.7 million of securities.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2012, the Bank had a maximum borrowing capacity, based on pledged collateral, of $10.2 million through the FHLB of Atlanta, of which $0.7 million was outstanding in a fixed rate, fixed term loan. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets, or $36.6 million as of December 31, 201.2.

As of December 31, 2012, the Bank owned $0.5 million worth of FHLB stock or 69.47% percent of its outstanding advances of $0.7 million. Borrowings and letters of credit are collateralized by a blanket lien held by the FHLB on the Bank's qualifying assets. The FHLB makes quarterly determinations whether it will repurchase any stock above its required amounts.

Off-Balance Sheet Arrangements. The Company has liquidity available from other sources such as Fed Funds lines and brokered certificates of deposit. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. The Company maintains a letter of credit, an off-balance sheet source funding unless drawn, collateralized by assets pledged to the FHLB. Fed Funds lines totaled $10.0 million at December 31, 2012, none of which was drawn as of that date. The Company periodically tests its Fed Funds lines to ensure accessibility and availability if needed. During 2012, other than testing the lines, no draw downs were made on these lines.

In addition to the sources of liquidity discussed above, the Company has off-balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off-balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$1,302	$4,934	$6,236
One to three years	—	9,920	9,920
Three to five years	71	9,013	9,084
More than five years	—	1,959	1,959
	$1,373	$25,826	$27,199

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank strives to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Bank's most significant market risk exposure is interest rate risk. The Bank's primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of assets and liabilities to maintain a balanced maturity mix of assets and liabilities. The goal of these activities is the development of maturity and re-pricing opportunities in the Bank's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Bank's Asset/Liability Committee (“ALCO”), made up of members of both management and the Bank Board, monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to monitor fixed- and variable-rate mixes under several interest rate shock scenarios.

Index M&F BANCORP, INC. AND SUBSIDIARY

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

The Bank engages an asset liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model, which projects the Bank's performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Bank's performance in a base strategy that reflects the Bank's current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2012, analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank's Board of Directors.

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

December 31, 2012
Basis point change:	Net Interest Margin	Net Interest Margin Change %
(200)	3.25%	(9.22)%
200	3.73%	4.19%
No rate change	3.58%	N/A

December 31, 2012
	Economic Value of	Economic Value of
Basis point change:	Equity	Equity Change %
(200)	15.42%	21.90%
200	11.19%	(11.54)%
No rate change	12.65%	N/A

The table below presents the Bank's ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2012. This ratio measures an entity's balance sheet sensitivity to repricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
< 1 year	1.39
1-3 years	0.97
3-5 years	1.06
5-15 years	1.23
Over 15 years	1.30

Index M&F BANCORP, INC. AND SUBSIDIARY

Item 8 - Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of M&F Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of income, changes in comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, PLLC
Charlotte, North Carolina
March 29, 2013

Index M&F BANCORP, INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of M&F Bancorp, Inc. (a North Carolina corporation) and subsidiary (the “Company”) as of December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and subsidiary as of December 31, 2011, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/GRANT THRONTON LLP

Charlotte, North Carolina

March 30, 2012

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in thousands)	2012	2011

ASSETS

Cash and cash equivalents	$42,586	$61,296
Investment securities available for sale, at fair value	60,811	37,595
Other invested assets	488	638
Loans, net of unearned income and deferred fees	175,222	188,084
Allowances for loan losses	(3,499)	(3,850)
Loans, net	171,723	184,234
Interest receivable	858	764
Bank premises and equipment, net	4,683	4,654
Cash surrender value of bank-owned life insurance	5,978	5,768
OREO	3,055	3,215
Deferred tax assets and taxes receivable, net	4,387	4,703
Other assets	1,530	1,589
TOTAL ASSETS	$296,099	$304,456
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$205,921	$209,290
Noninterest-bearing deposits	44,958	49,853
Total deposits	250,879	259,143
Other borrowings	2,937	2,939
Other liabilities	6,004	5,977
Total liabilities	259,820	268,059

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of December 31, 2012 and December 31, 2011	11,725	11,724
Common stock, no par value 10,000,000 shares authorized as of December 31, 2012 and 2011; 2,031,337 shares issued and outstanding as of December 31, 2012 and December 31, 2011	8,732	8,732
Retained earnings	17,230	17,380
Accumulated other comprehensive loss	(1,408)	(1,439)
Total stockholders' equity	36,279	36,397

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,099	$304,456

See notes to consolidated financial statements. 54

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

(Dollars in thousands except per share data)	2012	2011

Interest income:
Loans, including fees	$10,563	$11,316
Investment securities, including dividends
Taxable	762	640
Tax-exempt	107	274
Other	121	155
Total interest income	11,553	12,385
Interest expense:
Deposits	907	1,430
Borrowings	115	74
Total interest expense	1,022	1,504
Net interest income	10,531	10,881
Less provision for loan losses	166	903
Net interest income after provision for loan losses	10,365	9,978

Noninterest income:
Service charges	1,369	1,423
Rental income	366	349
Cash surrender value of life insurance	204	198
Realized gain on sale of securities	445	340
Realized gain (loss) on sale of other real estate owned	(32)	165
Realized gains at foreclosure	—	864
Realized gain (loss) on disposal of assets	(5)	102
Other income	6	5
Total noninterest income	2,353	3,446

Noninterest expense:
Salaries and employee benefits	6,031	5,604
Occupancy and equipment	1,486	1,544
Directors fees	309	311
Marketing	199	260
Professional fees	899	1,062
Information technology	912	843
FDIC deposit insurance	558	606
OREO expense, net	480	1,109
Delivery expenses	187	242
Other	1,200	1,096
Total noninterest expense	12,261	12,677

Income before income taxes	457	747
Income tax expense	116	141
Net income	$341	$606

Less preferred stock dividends and accretion	(237)	(236)

Net income available to common stockholders	$104	$370

Basic and diluted earnings per share of common stock:	$0.05	$0.18

Weighted average shares of common stock outstanding:
Basic and Diluted	2,031,337	2,031,337
Dividends per share of common stock	$0.125	$0.125

See notes to consolidated financial statements. 55

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,

(Dollars in thousands)	2012	2011

Net income	$341	$606

Other comprehensive income (loss):
Unrealized holding gains on securities available for sale	472	827
Tax effect	(159)	(232)
Unrealized holding gains on securities available for sale, net of tax	313	595

Reclassification adjustments for realized gains	(445)	(340)
Tax effect	78	137
Reclassification adjustments for realized gains, net of tax	(367)	(203)

Adjustments relating to defined benefit plans	138	(851)
Tax effect	(53)	328
Adjustments relating to defined benefit plans, net of tax	85	(523)

Other comprehensive income (loss)	31	(131)

Comprehensive income	$372	$475

See notes to consolidated financial statements. 56

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 and 2011
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2010	2,031,337	$8,732	$11,722	$17,264	$(1,308)	$36,410
Accretion of Series B preferred stock issuance costs			2	(2)		—
Net income				606		606
Other comprehensive loss, net of tax benefit					(131)	(131)
Dividends declared on preferred stock				(234)		(234)
Dividends declared on common stock ($0.125 per share)				(254)		(254)

Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397

Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				341		341
Other comprehensive income, net of tax expense					31	31
Dividends declared on preferred stock				(236)		(236)
Dividends declared on common stock ($0.125 per share)				(254)		(254)

Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279

See notes to consolidated financial statements. 57

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

(Dollars in thousands)	2012	2011

Cash flows from operating activities:
Net income	$341	$606
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	166	903
Depreciation and amortization	338	356
(Gain) loss on disposition of asset	5	(102)
Amortization of discounts/premiums on investments, net	887	27
Loan purchase accounting amortization, net	174	174
Deferred income tax provision	110	250
Deferred loan origination fees and costs, net	174	115
Gains on sale of available for sale securities	(445)	(340)
Increase in cash surrender value of bank owned life insurance	(204)	(198)
(Gain) loss on sale of other real estate owned	32	(165)
Gains on foreclosure	—	(864)
Writedown of other real estate owned	232	876
Changes in:
Accrued interest receivable and other assets	745	(1,650)
Other liabilities	27	406

Net cash provided by operating activities	2,582	394

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	12,667	6,951
Maturities, prepayments and calls	673	1,510
Principal collections	11,630	3,643
Purchases	(48,601)	(28,272)
FHLB stock purchases	(9)	—
FHLB stock redemptions	159	310
Net decrease in loans	10,808	12,902
Purchases of bank premises and equipment	(367)	(138)
Proceeds paid for BOLI premium	(6)	(6)
Proceeds from disposition of asset	15	110
Proceeds from sale of real estate owned	495	1,003

Net cash used in investing activities	(12,536)	(1,987)

Cash flows from financing activities:
Net decrease in deposits	(8,264)	(10,540)
Proceeds from other borrowings	1,359	—
Repayments of other borrowings	(1,361)	(658)
Cash dividends	(490)	(488)

Net cash used in financing activities	(8,756)	(11,686)

Net decrease in cash and cash equivalents	(18,710)	(13,279)

Cash and cash equivalents as of the beginning of the year	61,296	74,575

Cash and cash equivalents as of the end of the year	$42,586	$61,296

See notes to consolidated financial statements. 58

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd.)
YEARS ENDED DECEMBER 31,

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:	2012	2011
Cash paid during period for:
Interest	$1,099	$1,537
Income taxes	—	181

Noncash Transactions:
Loans transferred to other real estate owned	$599	$2,150
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax expense	(54)	392
Loans transferred to foreclosed assets	590	—
Accretion of Series B preferred stock issuance costs	1	2
Adjustments related to defined benefit plans, net of deferred income tax expense	85	(523)

See notes to consolidated financial statements. 59

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents - The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value, and cash held at the Federal Reserve Bank of Richmond ("FRB"). The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers' deposits as a reserve. As of December 31, 2012 and 2011, the Bank, held deposits as shown:

			Correspoondent
			Bank
	Federal Reserve		Federal Funds
(Dollars in thousands)	Required Average	Excess	Sold	Core Deposits	Total

December 31, 2012	$1,982	$36,122	$—	$4,482	$42,586
December 31, 2011	$2,395	$56,305	$—	$2,596	$61,296

As of December 31, 2012 and 2011, the Bank held deposits of $1.3 million and $0.2 million, respectively at other financial institutions in excess of the federally insured balances. The excess resulted primarily from principal and interest payments on MBS, which were posted to our FHLB account. On January 4, 2013, approximately $1.5 million was transferred from our FHLB account to our account at the FRB, which is 100% insured.

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

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. The related credit write-downs are included in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2012 or 2011, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2012 and 2011.

Other Invested Assets - Other invested assets is are investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2012 and 2011, the Company's investments in FHLB stock were $0.5 million and $0.6 million, respectively.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

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

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a judgmental basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For closed-end consumer loans, the entire outstanding balance of the loan is charged-off during the month that the loan becomes 120 days past due as to principal or interest. Consumer loans with non- real estate collateral are written down to the value of the collateral, less estimated costs to sell, if repossession of collateral is assured and in process. For residential mortgage and home equity loan classes, a partial charge-off is recorded at 120 days past due as to principal or interest for the amount that the loan balance exceeds the fair value of the collateral less estimated costs to sell.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

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

A specific ALLL is established for loans identified as impaired or TDRs, based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification (“ASC”) 310, Receivables. Loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price, or (iii) the fair value of the collateral, if the loan collateral dependent, less estimated liquidation costs. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan by loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The Company and the Bank are subject to periodic examination by their federal and state regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations.

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the ALLL, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $54.7 thousand and $23.7 thousand for December 31, 2012 and 2011, respectively, were reflected in other liabilities on the Consolidated Balance Sheets.

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

Cash Surrender Value of Life Insurance - The Bank maintains life insurance on certain current and former officers and directors, of which the Bank is owner and beneficiary. The cash surrender value of the policies at December 31, 2012 and 2011 was $6.0 million and $5.8 million, respectively. Income from the policies and changes in the net cash surrender value are recorded in noninterest income.

Other Real Estate Owned - Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, or the transfer of the deed in lieu of foreclosure, in satisfaction of commercial and consumer real estate collateralized loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the ALLL. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income or non-interest expense. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest expense. As of December 31, 2012 and 2011, there was $3.1 million and $3.2 million, respectively, of foreclosed properties included in OREO on the Consolidated Balance Sheets. OREO excludes bank-owned property held for sale at December 31, 2012 and 2011.

Earnings Per Share - Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. As of December 31, 2012 and 2011, there were no stock options outstanding.

Advertising Costs - Adverting is expensed as incurred.

Income Taxes - Provisions for income taxes are based on amounts reported in the Consolidated Statements of Income (after exclusion of non- taxable income such as interest on state and municipal securities) and include changes in deferred income taxes. Deferred tax asset and liability balances reflect temporary differences at the tax rate expected to be in effect when taxes will become payable or receivable. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements that will result in taxable or deductible amounts in future years. The effect of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more- likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2012 and 2011, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company's federal and state income tax returns are subject to review and examination by government authorities.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Comprehensive Income (Loss) - Comprehensive income (loss) is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income and other comprehensive (loss) income. The Company's other comprehensive (loss) income and accumulated other comprehensive loss are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company’s other comprehensive (loss) income and accumulated comprehensive loss as of and for the years ended December 31, 2012 and 2011 are presented in the consolidated statements of comprehensive income.

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

Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company did not have any changes in leveling inputs in 2012.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

New Accounting Pronouncements –

The Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income topic of the Accounting Standards Codification (“ASC”) in February 2013. The amendment address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments will be effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2011 the FASB issued Accounting Standards Update (“ASU”) 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The new guidance was effective for the Company beginning January 1, 2012 and did not have a material effect on the Company’s TDR determinations.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. The amendments were effective for the Company on January 1, 2012 and had no effect on the financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The changes to GAAP as a result of ASU No. 2011-04 are as follows are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of non-financial assets (that is, it does not apply to financial assets or any liabilities); (2) GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets, whereas ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) The fair value measurement of instruments classified within an entity shareholders’ equity is aligned with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 did not have a material impact on the Company’s statements of income and condition, but did require new disclosures in 2012.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as to other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The Company adopted this ASU early. The adoption of ASU No. 2011-05 resulted in presentation changes to the Company’s statement of comprehensive income. The adoption of ASU No. 2011-05 did not have an impact on the Company’s statements of income and condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2012 and December 31, 2011 all investment securities were classified as available for sale.

Our available-for-sale securities totaled $60.8 million and $37.6 million as of December 31, 2012 and 2011, respectively. In the normal course of business, the Company pledges securities to the FRB and to public housing authorities in NC and the NC Department of State Treasurer as collateral for public deposits. The following table shows the amounts pledged as well as a letter of credit with the FHLB utilized in lieu of pledged investments for the public housing authorities and State Treasurer:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Pledged to FRB	$1,095	$579
Pledged for public housing	4,856	5,318
Pledged to the NC State Treasurer	2,579	2,002
Letter of Credit with the FHLB	2,000	2,000

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities (“U.S. Agencies”)
•	U.S. Government sponsored residential mortgage backed securities (“MBS”),
•	Non-Government sponsored residential MBS, and
•	Municipal securities (“Municipals”):
◦	NC
◦	Out of state

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2012 and 2011 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2012
US government agencies	$1,322	$5	$—	$1,327
Government sponsored MBS
Residential	57,333	627	(29)	57,931
Municipal securities
North Carolina	1,497	56	—	1,553
Total at December 31, 2012	$60,152	$688	$(29)	$60,811

December 31, 2011
US government agencies	$483	$—	$—	$483
Government sponsored MBS
Residential	30,399	416	(26)	30,789
Non-Government sponsored MBS
Residential	133	2	—	135
Municipal securities
North Carolina	3,505	197	—	3,702
Out of state	2,444	42	—	2,486
Total at December 31, 2011	$36,964	$657	$(26)	$37,595

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Sales and calls of securities available for sale for the year ended December 31, 2012 and December 31, 2011 resulted in aggregate gross realized gains of $445 thousand and $340 thousand, respectively, and no realized losses during either period.

The amortized cost and estimated market values of securities as of December 31, 2012 by contractual maturities are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

(Dollars in thousands)	As of December 31, 2012
	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,005	$1,000
Due after five years through ten years	322	322
Total US government agencies	$1,327	$1,322

Government sponsored MBS
Residential
Due after one year through five years	$135	$126
Due after five years through ten years	171	161
Due after ten years	57,625	57,046
Total government sponsored MBS	$57,931	$57,333

Municipal bonds
North Carolina
Due within one year	$488	$466
Due after one year through five years	458	425
Due after five years through ten years	607	606
Total North Carolina municipal bonds	$1,553	$1,497

As of December 31, 2012 and December 31, 2011, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Government sponsored MBS
Residential	$8,027	$(29)	$21	$—	$8,048	$(29)
Total at December 31, 2012	$8,027	$(29)	$21	$—	$8,048	$(29)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Government sponsored MBS
Residential	$9,669	$(26)	$—	$—	9,669	(26)
Total at December 31, 2011	$9,669	$(26)	$—	$—	$9,669	$(26)

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

All securities owned as of December 31, 2012 and December 31, 2011 were investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2012 and 2011, the Company held 11 and 12 investment positions, respectively, with unrealized losses of $29.5 thousand and $26.0 thousand, respectively. These investments were in U.S. government sponsored MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

3.	FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.15% of its total assets as of December 31 of the prior year (up to a maximum of $26.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2012 and 2011 was $0.5 million and $0.6 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2012 and 2011. The FHLB, of which the bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2012 or 2011. The FHLB of Atlanta in which the Company owns stock has been profitable in each of the years ended December 31, 2012 and 2011.

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

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders. The Company's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES ("ALLL")

The ALLL is management's estimate of losses inherent in the loan portfolio. The provision for loan losses is the amount charged against earnings to establish an adequate ALLL. Loan losses and recoveries are charged to or credited to the ALLL, rather than reported as a direct expense or recovery. The loan portfolio is segmented into three parts for the ALLL calculation: impaired commercial loans and smaller balance homogenous loans in the process of foreclosure, TDRs (collectively referred to as "impaired loans"), and all other loans.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The quantitative factor by loan type is applied against the unimpaired loan balances and smaller-balance homogenous impaired loans not in the process of foreclosure for which there is no specific reserve to determine the quantitative reserve. The qualitative factors, including (i) policy underwriting, charge-off and collection, (ii) national and local economic conditions, (iii) nature and volume of the portfolio, (iv) experience, ability, and depth of lending team, (v) trends of past due, classified loans, and restructurings, (vi) quality of loan review and board oversight, (vii) existence, levels, and effect of loan concentrations and (viii) effects of external factors such as competition and regulatory oversight, are adjusted quarterly based on historical information for any quantifiable factors and qualitative judgments for subjective factors (those considered subjective are policy, underwriting, experience, ability and depth of lending team, quality of loan review and board oversight, and effects of external factors), and applied in total to each loan balance by loan type. The Company continues to enhance its modeling of the portfolio and underlying risk factors through quarterly analytical reviews with the goal of ensuring it captures all pertinent factors contributing to risk of loss inherent in the loan portfolio. The Company applies additional qualitative factors for non-homogenous classified loans including internal watch, special mention, and substandard loans not identified as impaired, when a loan has a loan to value ("LTV") exceeding 50% of the outstanding balance and is not current in its payments. Under ASC 310, the non-homogenous impaired loans, homogenous small balance real estate secured loans in process of foreclosure for which the value is less than the loan principal balance, and TDRs, are reviewed individually for impairment.

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

As of December 31, 2012 and December 31, 2011, the ALLL was $3.5 million and $3.9 million, respectively, which represented approximately 2.00% and 2.05% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. Loans decreased $12.9 million from December 31, 2011 to December 31, 2012, impaired loans increased $0.7 million over the same period, and the reserve allocated for impaired loans individually evaluated decreased by $0.3 million over the same period. As of December 31, 2012, the total loans collectively evaluated totaled $153.0 compared to $164.7 million at December 31, 2011. The corresponding allowance for loans collectively reviewed for impairment totaled $3.0 million and $3.1 million at December 31, 2012 and December 31, 2011, respectively. Net charge-offs totaled $0.5 million and $0.9 million for the years ended December 31, 2012 and December 31, 2011, respectively.

During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new, resulted in a variance of approximately $261 thousand. Management elected to retain the variance as an unallocated reserve as the team continues to validate and integrate nuances in the new system.

Of the non-accruing loans totaling $8.7 million at December 31, 2012, 60.02% are secured by faith-based non-profit real estate, 39.80% are secured by real estate excluding faith-based non-profit, which factors management believes lessens the risk of loss. TDRs in compliance with the modified terms totaled $12.6 million or 62.33% were in compliance with modified terms at December 31, 2012. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised term is assessed as probable. The Company evaluates impaired and TDR performance under the banking guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of December 31, 2012 and 2011:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Commercial	$3,282	$7,688
Commercial real estate:
Construction	3,621	1,871
Owner occupied	18,377	20,352
Other	26,171	24,831
Faith-based non-profit
Construction	2,344	2,287
Owner Occupied	76,418	78,161
Other	7,135	8,703
Residential real estate:
First mortgage	24,702	27,896
Multifamily	5,828	7,207
Home equity	3,161	4,457
Construction	83	—
Consumer	1,346	1,667
Other loans	2,754	2,964
Loans, net of deferred fees	175,222	188,084
ALLL	(3,499)	(3,850)
Loans, net of ALLL	$171,723	$184,234

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. At December 31, 2012, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised 49.02% of the total loan portfolio. The reserve allocated for these loans is 35.61% of the total ALLL. Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the current economic downturn.

In 2010, management enhanced its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The following tables present the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2012 and December 31, 2011, respectively:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$87	$44	$349	$—	$—	$—	$480
Collectively evaluated for impairment	90	794	1,202	588	30	54	261	3,019
Total ending ALLL balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Loans:
Loans individually evaluated for impairment	$—	$4,837	$14,907	$2,443	$16	$—	$—	$22,203
Loans collectively evaluated for imapirment	3,282	43,332	70,990	31,331	1,330	2,754	—	153,019
Total ending loans balance	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$—	$175,222

	December 31, 2011
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total

ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$119	$56	$543	$2	$—	$—	$720
Collectively evaluated for impairment	348	852	1,072	756	60	42	—	3,130
Total ending ALLL balance	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

Loans:
Loans individually evaluated for impairment	$590	$6,828	$13,816	$2,180	$2	$—	$—	$23,416
Loans collectively evaluated for imapirment	7,098	40,226	75,335	37,380	1,665	2,964	—	164,668
Total ending loans balance	$7,688	$47,054	$89,151	$39,560	$1,667	$2,964	$—	$188,084

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Impaired loans totaled $24.1 million at December 31, 2012 and $23.4 million as of December 31, 2011. The year ended December 31, 2012 showed a $0.7 million increase of impaired loans compared to year-end 2011. The change was primarily due to addition of two faith-based loans totaling $1.7 million, 18 residential real estate loans totaling $1.6 million; less payoffs on two commercial real estate loans totaling $0.7 million and payoffs of three residential real estate loans totaling $0.3 million; principal payments on 18 faith-based non-profit loans totaling $0.4 million; and transfers to OREO for five residential real estate loans totaling $0.9 million, three commercial real estate loans totaling $0.2 million and one faith-based non-profit real estate loan totaling $0.3 million; and the repossession of collateral from two commercial loans totaling $0.6 million.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following tables show impaired loans with and without valuation allowances as of December 31, 2012 and 2011:

	December 31, 2012
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	371	371	—	31
Owner occupied	530	530	—	38
Other	4,312	3,698	—	129
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,479	14,479	—	567
Other	—	—	—	—
Residential real estate:
First mortgage	814	814	—	19
Multifamily	—	—	—	—
Home equity	86	86	—	3
Construction	—	—	—	—
Consumer	16	16	—	—
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	238	238	87	15
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	428	428	44	30
Other	—	—	—	—
Residential real estate:
Firt mortgage	1,543	1,543	349	45
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90
Impaired loans	$22,817	$22,203	$480	$877

Impaired loans not included in the above tables are the recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. Total impaired loans were $24.1 million at December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	December 31, 2011
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$1,567	$590	$—	$—
Commercial real estate:
Construction	950	628	—	17
Owner occupied	949	1,217	—	40
Other	5,112	3,870	—	32
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	12,913	12,907	—	535
Other	—	—	—	—
Residential real estate:
First mortgage	1,019	921	—	12
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance recorded	$22,510	$20,133	$—	$636

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	378	378	15	26
Owner occupied	695	695	94	—
Other	40	40	10	34
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	908	909	56	50
Other	—	—	—	—
Residential real estate:				36
First mortgage	798	797	292	—
Multifamily	—	—	—	—
Home equity	462	462	251	—
Construction	—	—	—	—
Consumer	2	2	2	—
Total impaired loans with allowance recorded	$3,283	$3,283	$720	$146
Total impaired loans	$25,793	$23,416	$720	$782

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

For the Years Ended	December 31, 2012	December 31, 2011
	Average	Average
	Impaired	Impaired
(Dollars in thousands)	Loans	Loans
Commercial	$295	$1,151
Commercial real estate:
Construction	300	1,000
Owner occupied	695	1,614
Other	4,973	3,047
Faith based non-profit:
Construction	—	—
Owner occupied	12,475	11,332
Other	1,611	—
Residential real estate:
First mortgage	3,428	1,347
Multifamily	—	527
Home equity	111	331
Construction	—	—
Consumer	4	5
Total average impaired loans	$23,892	$20,354

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

The Bank completed eight TDR modifications within the year ended December 31, 2012. All of the TDRs were secured by real estate. Of the eight loans restructured during the year ended December 31, 2012, $0.4 million were not in compliance with the restructured terms. Based upon financial analysis and the fair value of collateral, the Bank has allocated $0.1 million of specific reserves TDRs.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The followings tables present details of TDR loans that were restructured during the year ended December 31, 2012:

		Pre-modification Outstanding	Post-Modification Oustanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rate
Commercial	—	$—	$—
Commercial real estate:
Construction	—	—	—
Owner occupied	—	—	—
Other	—	—	—
Faith-based non-profit
Construction	—	—	—
Owner Occupied	1	2,522	2,484
Other	—	—	—
Residential real estate:
First mortgage	—	—	—
Multifamily	—	—	—
Home equity	—	—	—
Construction	—	—	—
Consumer	—	—	—
Other loans	—	—	—

Extended payment terms
Commercial	—	—	—
Commercial real estate:
Construction	—	—	—
Owner occupied	1	82	80
Other	1	353	351
Faith-based non-profit
Construction	—	—	—
Owner Occupied	4	1,635	1,615
Other	—	—	—
Residential real estate:
First mortgage	1	37	34
Multifamily	—	—	—
Home equity	—	—	—
Construction	—	—	—
Consumer	—	—	—
Other loans	—	—	—
	8	$4,629	$4,564

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Below market interest rate	—	$—	1	$2,484	—	$—	—	$—
Extended payment terms	—	—	7	2,080	—	—	—
Total	—	$—	8	$4,564	—	$—	—	$—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The followings tables present details of TDR loans that were restructured during the year ended December 31, 2011:

		Pre-modification Outstanding	Post-Modification Oustanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rate
Commercial	—	$—	$—
Commercial real estate:	—
Construction	—	—	—
Owner occupied	—	—	—
Other	—	—	—
Faith-based non-profit
Construction	—	—	—
Owner Occupied	3	3,410	3,365
Other	—	—	—
Residential real estate:			—
First mortgage	1	263	259
Multifamily	—	—	—
Home equity	—	—	—
Construction	—	—	—
Consumer	—	—	—
Other loans	—	—	—

Extended payment terms
Commercial	—	—	—
Commercial real estate:
Construction	—	—	—
Owner occupied	3	860	864
Other	1	56	55
Faith-based non-profit
Construction	—	—	—
Owner Occupied	10	6,637	6,517
Other	—	—	—
Residential real estate:
First mortgage	2	429	424
Multifamily	—	—	—
Home equity	—	—	—
Construction	—	—	—
Consumer	—	—	—
Other loans	—	—	—
	20	$11,655	$11,484

	Paid in full		Paying as restructured		Converted to non-accrual		Foreclosure/Default
	Number of	Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Below market interest rate	—	$—	3	$3,366	1	$259	—	$—
Extended payment terms	—	—	16	7,859	—	—	—	—
Total	—	$—	19	$11,225	1	$259	—	$—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

December 31, 2012			Loans Past
			Due Over
			90 Days
			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	39	1	224	4
Other	49	1	351	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,241	4	661	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,384	44	357	6
Multifamily	—	—	—	—
Home equity	3	1	101	1
Construction	—	—	—	—
Consumer	16	2	—	—
Other loans	—	—	—	—
Total	$8,732	53	$1,694	15

December 31, 2011			Loans Past
			Due Over
			90 Days
			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,497	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Other loans	—	—	—	—
Total	$15,326	62	$214	4

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Non-accrual loans and loans past due over 90 days still on accrual include both smaller balance homogenous loans that are collectively evaluated for impairment and individually classified impaired loans. Loans from which principal or interest is in default for 90 days or more are classified as a non-accrual unless they are well secured and in process of collection. Loans past due over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal due processes are proceeding which will enable the bank to extend or modify maturity dates.

Unrecognized income on non-accrual loans as of December 31, 2012 and December 31, 2011 was $1.2 million and $1.9 million, respectively, representing a decrease of $0.7 million in the most recent year.

Those loans over 90 days still accruing interest were in the process of modification. In these cases the borrowers are still making payments.

The following table presents loans not past due, and the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past	Loans Not
(Dollars in thousands)	Past due	Past Due	Due	Due	Past Due	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:				—		—
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following table presents loans not past due, and the aging of the recorded investment in past due loans as of December 31, 2011.

			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past	Loans Not
(Dollars in thousands)	Past due	Past Due	Due	Due	Past Due	Total

Commercial	$2	$—	$590	$592	$7,096	$7,688
Commercial real estate:
Construction	378	—	628	1,006	865	1,871
Owner occupied	343	—	824	1,167	19,185	20,352
Other	—	—	3,503	3,503	21,328	24,831
Faith-based non-profit
Construction	—	—	—	—	2,287	2,287
Owner Occupied	—	—	2,522	2,522	75,639	78,161
Other	—	—	—	—	8,703	8,703
Residential real estate:				—		—
First mortgage	643	309	2,805	3,757	24,139	27,896
Multifamily	—	—	114	114	7,093	7,207
Home equity	—	127	567	694	3,763	4,457
Construction	—	—	—	—	—	—
Consumer	10	—	—	10	1,657	1,667
Other loans	—	—	—	—	2,964	2,964
Total	$1,376	$436	$11,553	$13,365	$174,719	$188,084

Non-accrual loans decreased $6.6 million during the period ended December 31, 2012 from the period ended December 31, 2011, and total loans past due decreased by $2.9 million over the same period. Not reflected in the table above are non-accrual loans past due less than 30 days. As shown in the table below, the Company had $5.6 million in non-accrual loans that are less than 30 days past due.

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2012.

(Dollars in thousands)	Nonaccrual	Number

Loans past due over 90 days still on accrual	$1,694	15
Nonaccrual loans past due
Less than 30 days	$5,615	9
30-89 days	300	6
60-89 days	268	1
90+ days	2,549	37
Non accrual loans	$8,732	53

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2011.

(Dollars in thousands)	Nonaccrual	Number

Loans past due over 90 days still on accrual	$214	4
Nonaccrual loans past due
Less than 30 days	$3,839	4
30-89 days	6	2
60-89 days	142	—
90+ days	11,339	57
Non accrual loans	$15,326	63

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Changes in the allowance for loan losses as of and for the years ended December 31, 2012 and 2011 are as follows:

	December 31, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Total ending ALLL balances as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
For the year ended December 31, 2012
Charge-offs	—	(98)	—	(362)	(169)	—	—	(629)
Recoveries	—	75	—	17	20	—	—	112
Provision (decrease) increase	(258)	(67)	118	(17)	117	12	261	166
Total ending ALLL balance as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499

	December 31, 2011
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Total ending ALLL balances as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	—	(1,153)
Recoveries	95	126	—	3	25	—	—	249
Provision (decrease) increase	206	213	(161)	712	(2)	(65)	—	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following table presents the ALLL by loan type and as a percentage of total loans outstanding as of December 31, 2012, December 31, 2011 and December 31, 2010.

	December 31, 2012		December 31, 2011		December 31, 2010
		% of Total		% of Total		% of Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans
Commercial	$90	0.05%	$348	0.19%	$651	0.32%
Commercial real estate	881	0.50%	971	0.52%	651	0.32%
Faith-based non-profit	1,246	0.71%	1,128	0.60%	1,289	0.63%
Residential real estate	937	0.53%	1,299	0.69%	1,045	0.51%
Consumer	30	0.02%	62	0.03%	105	0.05%
Other loans	54	0.03%	42	0.02%	110	0.05%
Unallocated	261	0.15%	—	0.00%	—	0.00%
Total	$3,499	2.00%	$3,850	2.05%	$3,851	1.88%

The ALLL by loan type and as a percentage of total loans outstanding as historically presented for the years ended December 31, 2009 and December 31, 2008 was as follows:

	December 31, 2009		December 31, 2008
		% of Total		% of Total
(Dollars in thousands)	Amount	Loans	Amount	Loans
Commercial	$1,347	0.64%	$124	0.06%
Real estate construction	176	0.08%	108	0.05%
Consumer and other	143	0.07%	164	0.08%
Real estate mortgage	1,898	0.91%	2,566	1.23%
Total	$3,564	1.70%	$2,962	1.42%

The Company experienced $0.5 million in net loan charge-offs for the year ended December 31, 2012 compared to $0.9 million in net charge-offs for the year ended December 31, 2011. Annualized net charge-offs totaled 0.27% and 0.46% of average loans outstanding for the years ended December 31, 2012 and December 31, 2011, respectively. Net charge-offs totaled $0.2 million, $1.3 million and $0.3 million for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Annualized charge-offs totaled 0.11%, 0.59% and 0.16% of average loans outstanding during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. These loans exhibit a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and service coverage of the debtor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of or repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR and is not in the process of foreclosure. These loan exhibits a distinct possibility that the company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteri that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans are classified as pass in all classes within the commercial, faith-based non-profit, mortgage, consumer, and other portfolio segments that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. These loans exhibit a low likelihood of loss related to loans that are considered pass.

Management’s definitions of risk characteristics were updated during 2010 and reaffirmed during 2011 and 2012.

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$3,274	$—	$8	$—	$3,282
Commercial real estate:
Construction	3,065	—	556	—	3,621
Owner occupied	13,379	3,151	1,847	—	18,377
Other	21,582	966	3,623	—	26,171
Faith-based non-profit
Construction	2,344	—	—	—	2,344
Owner Occupied	58,732	5,313	12,373	—	76,418
Other	7,059	76	—	—	7,135
Residential real estate:
First mortgage	19,465	1,731	3,506	—	24,702
Multifamily	5,702	63	63	—	5,828
Home equity	2,853	—	308	—	3,161
Construction	83	—	—	—	83
Consumer	1,323	2	21	—	1,346
Other loans	2,754	—	—	—	2,754
Total	$141,615	$11,302	$22,305	$—	$175,222

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

As of December 31, 2012, and based on the most recent analysis performed, the allowance for loan losses by class of loans was as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial	$90	$—	$—	$—	$90
Commercial real estate:
Construction	47	—	3	—	50
Owner occupied	243	63	110	—	416
Other	335	19	61	—	415
Faith-based non-profit
Construction	36	—	—	—	36
Owner Occupied	927	108	65	—	1,100
Other	109	1	—	—	110
Residential real estate:
First mortgage	368	34	374	—	776
Multifamily	80	—	—	—	80
Home equity	68	—	12	—	80
Construction	1	—	—	—	1
Consumer	30	—	—	—	30
Other loans	54	—	—	—	54
Unallocated	261	—	—	—	261
Total	$2,649	$225	$625	$—	$3,499

As of December 31, 2011, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$6,882	$204	$12	$590	$7,688
Commercial real estate:
Construction	857	—	1,014	—	1,871
Owner occupied	15,766	1,996	2,590	—	20,352
Other	14,938	1,004	8,889	—	24,831
Faith-based non-profit
Construction	2,287	—	—	—	2,287
Owner Occupied	51,354	10,766	16,041	—	78,161
Other	8,125	572	6	—	8,703
Residential real estate:
First mortgage	21,938	1,363	4,595	—	27,896
Multifamily	6,661	42	504	—	7,207
Home equity	3,529	—	928	—	4,457
Construction	—	—	—	—	—
Consumer	1,644	14	7	2	1,667
Other loans	2,964	—	—	—	2,964
Total	$136,945	$15,961	$34,586	$592	$188,084

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

As of December 31, 2011, and based on the most recent analysis performed, the allowance for loan losses by class of loans was as follows:

		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total

Commercial	$347	$—	$1	$—	$348
Commercial real estate:
Construction	12	—	16	—	28
Owner occupied	328	41	71	—	440
Other	322	23	158	—	503
Faith-based non-profit
Construction	32	—	—	—	32
Owner Occupied	740	156	88	—	984
Other	104	8	—	—	112
Residential real estate:
First mortgage	444	31	347	—	822
Multifamily	128	1	11	—	140
Home equity	72	—	265	—	337
Construction	—	—	—	—	—
Consumer	56	—	—	6	62
Other loans	42	—	—	—	42
Total	$2,627	$260	$957	$6	$3,850

The OREO portfolio decreased a net $160 thousand from December 31, 2011 to December 31, 2012. The net decrease resulted from $599 thousand in outstanding loan balances transferred to OREO through foreclosure or deed in lieu of foreclosure, $527 thousand in sales of OREO, and $232 thousand in impairment losses on the properties in OREO during the year.

7.	BANK PREMISES AND EQUIPMENT

Below is a summary of bank premises and equipment, net as of December 31, 2012 and 2011:

Bank Premises and Equipment
(Dollars in thousands)	2012	2011
Land	$747	$747
Buildings and leasehold improvements	7,242	7,007
Furniture and equipment	2,294	2,162
Capital Lease	295	295
	10,578	10,211
Less: accumulated depreciation and amortization	5,895	5,557
	$4,683	$4,654

Total depreciation expense was $0.3 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

8.	DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. The total deposits that were re-classified to loans due to overdrafts were $33.3 thousand and $32.0 thousand for 2012 and 2011, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Amount
2013	$125,091
2014	3,888
2015	4,558
2016	727
Thereafter	339
Total	$134,603

Principal maturities of time deposits of $100,000 or more as of December 31, 2012 were as follows:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$55,782	0.32%
Over three months to six months	5,568	0.27
Over six months to twelve months	44,120	0.51
Over one year to five years	6,532	0.83
Total	$112,002	0.42%

Principal maturities to time deposits of $100,000 or more as of December 31, 2011 were as follows:

(Dollars in thousands)	Amount	Average Rate
Three months or less	$47,139	0.58%
Over three months to six months	34,446	0.58
Over six months to twelve months	25,528	0.51
Over one year to five years	4,438	0.72
Total	$111,551	0.57%

For the years ended December 31, 2012 and December 31, 2011, the Bank had $0.6 million and $0.9 million, respectively, in interest expense for time deposits greater than $100,000. In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, are deposit customers. These relationships had aggregate deposits of $2.0 million and $1.5 million as of December 31, 2012 and 2011, respectively. The Bank had three deposit relationships for the year ended December 31, 2012 and two deposit relationships for the year ended December 31, 2011, with individual balances in excess of five percent of total deposits totaling $49.6 million and $37.0 million, respectively.

9.	LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. The following are future minimum capital lease payments as required under the agreements as of December 31, 2012:

(Dollars in thousands)	Amount
2013	$58
2014	59
2015	60
2016	46
Thereafter	—
Total	$223

The capital leases had an interest rate of 1.60% and an expense of $3.8 thousand for the year ended December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following are future minimum operating lease payments as required under the agreements:

(Dollars in thousands)	Amount
2013	$91
2014	84
2015	19
2016	4
Thereafter	—
Total	$198

Rent expense for all operating leases amounted to approximately $0.1 million in 2012 and 2011.

The Bank leases out office space in some of its vacant office space in its headquarters and branches. The following are the minimum rentals to be received under related lease agreements:

(Dollars in thousands)	Amount
2013	$311
2014	93
Total	$404

Rental income for the years ended December 31, 2012 and 2011 was $0.3 million.

10.	BORROWINGS

Borrowings as of December 31, 2012 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, a capital lease of $0.2 million with an interest rate of 1.60%, and $2.0 million in loan participations sold (that do not qualify for "sold" treatment under GAAP), with an effective interest rate of 4.45%. Please see Note 9 for details on leases. Interest expense on advances from FHLB for the years ended December 31, 2012 and December 31, 2011 was $3.3 thousand and $3.7 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2012 were $0.7 million. As of December 31, 2012, the Bank had $0.7 million of outstanding advances with the FHLB, and had the borrowing availability of an additional $7.5 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $10.2 million and $10.9 million as of December 31, 2012 and December 31, 2011, respectively.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested quarterly during the year ended December 31, 2012.

The following is the outstanding principal maturities and interest rate of the Company's FHLB advances:

December 31, 2012
Maturity Date	Amount	Rate
(Dollars in thousands)
2013	$22
2014	23	0.50%
2015	24	0.50%
2016	24	0.50%
2017	25	0.50%
Thereafter	585	0.50%
	$703	0.50%

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

11.	INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	2012	2011

Income tax expense (benefit)
Current	$6	$(109)
Deferred	110	250
Total	$116	$141

A reconciliation of reported income tax expense for the years ended December 31, 2012 and 2011 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2012	2011

Statutory federal income tax rate	34%	34%

Tax provision at statutory rate	$156	$254
Increase (decrease) in income taxes resulting from:
State income taxes net of federal benefit	7	19
Tax exempt interest income	(37)	(92)
Disallowed interest expense	1	2
Increase in Valuation Allowance	41
Cash surrender value of life insurance	(69)	(67)
Other	17	25
Total	$116	$141

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011 within the Consolidated Balance Sheets were as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accrued pension expense	$458	$482
Adjustments, defined benefit plans	1,151	1,204
Deferred loan fees	70	52
Excess book over tax provision for loan loss expense	1,370	1,494
Federal net operating loss carryforward	300	300
State net economic loss carryforward	210	199
Impairment on investments	74	74
OREO write-downs	175	158
Deferred gain on other real estate owned	18	21
Premises and equipment	155	243
Alternative minimum tax	383	319
Other, net	59	58
Total deferred tax assets	4,423	4,604
Valuation allowance for deferred tax assets	(240)	(199)
Net of valuation allowance deferred tax asset	4,183	4,405
Deferred tax liabilities:
Mark to market adjustment - loans	—	(59)
Unrealized gains on securities available for sale	(232)	(150)
Other	(132)	(133)
Total deferred tax liabilities	(364)	(342)
Net deferred tax assets	3,819	4,063
Tax Receivable, net	568	640
Deferred tax assets and taxes receivable, net	$4,387	$4,703

The Company has federal net operating loss carry-forwards of approximately $0.9 million at December 31, 2012, which can be used to offset future taxable income, subject to certain Section 382 limitations. The federal loss carry-forwards start to expire in 2027. The Company’s state net operating losses contain amounts which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established for the state loss carry-forward amounts. Currently, the Company has concluded any Internal Revenue Service audit of its taxes. The 2006 tax year was the last year audited.

12.	EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the years ended December 31, 2012 and 2011 totaled $0.4 million and $0.7 million, respectively. The Cash Balance Plan was not fully funded as of December 31, 2012 and December 31, 2011. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following table shows the type of assets held in the Cash Balance Plan:

	As of December 31,
Asset Category	2012	2011
Equity securities	66.1%	64.9%
Debt securities	31.1%	30.7%
All other assets	2.8%	4.4%
Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002, in the aggregate amount of approximately $12.9 million face value covering all the participants in the SERP. Increases in the cash surrender value of BOLI policies totaled $0.2 million for the years ended December 31, 2012 and December 31, 2011. The cash surrender value of the BOLI owned by the Bank was $6.0 million and $5.8 million as of December 31, 2012 and December 31, 2011, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the years ended December 31, 2012 and December 31, 2011 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2012	2011	2012	2011	2012	2011

Service costs	$143	$137	$—	$—	$143	$137
Interest cost	222	249	72	95	294	344
Expected return on Plan assets	(265)	(242)	—	—	(265)	(242)
Amortization of prior service cost and recognized net actuarial earnings	213	154	12	17	225	171
Net periodic pension cost	$313	$298	$84	$112	$397	$410

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following table shows the change in the projected benefit obligations and plan assets for the years ended December 31, 2012 and 2011:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2012	2011	2012	2011	2012	2011

Change in projected benefit obligations:
Benefit obligation at beginning of year	$5,758	$5,143	$2,325	$2,103	$8,083	$7,246
Service cost	143	137	—	—	143	137
Interest cost	222	249	95	106	317	355
Actuarial gain / (loss)	343	499	(108)	270	235	769
Benefits and expenses paid	(226)	(270)	(154)	(154)	(380)	(424)
Benefit obligation at end of year	6,240	5,758	2,158	2,325	8,398	8,083

Change in plan assets:
Fair value of plan assets at beginning of year	4,145	3,747	—	—	4,145	3,747
Actual return on plan assets	408	(1)	—	—	408	(1)
Employer contributions	350	670	154	154	504	824
Benefits and expenses paid	(227)	(271)	(154)	(154)	(381)	(425)
Fair value of plan assets at year end	4,676	4,145	—	—	4,676	4,145

Funded status - (under funded)	$(1,564)	$(1,613)	$(2,158)	$(2,325)	$(3,722)	$(3,938)

The Bank had a liability for the Cash Balance Plan of $1.6 million for the periods ended December 31, 2012 and 2011. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefits obligations for the SERP was $2.2 million and $2.3 million for the periods ended December 31, 2012 and 2011, respectively. The balance is included in Other Liabilities within the Consolidated Balance Sheets.

The amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2012	2011	2012	2011	2012	2011
Unrecognized net actuarial loss	$2,567	$2,578	$415	$541	$2,982	$3,119
Unrecognized prior service cost	4	5	—	—	4	5
Total amount included in accumulated other comprehensive loss	$2,571	$2,583	$415	$541	$2,986	$3,124

	Cash Balance Plan		SERP
Weighted average assumptions as of December 31:	2012	2011	2012	2011
Discount rate	3.50%	4.25%	3.50%	4.25%
Expected return on plan assets	7.00%	7.00%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic costs in 2013:

(Dollars in thousands)	Cash Balance Plan	SERP	Total

Net actuarial loss	$213	$12	$225
Prior service cost	2	—	2
Total expected to be recognized	$215	$12	$227

Assets expected to be returned to the Company in 2013	$—	$—	$—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The estimated expected benefits payments for the Cash Balance Plan and SERP are:

(Dollars in thousands)
For the Years Ended December 31:	Cash Balance Plan	SERP	TOTAL
2013	$902	$154	$1,056
2014	448	152	600
2015	369	151	520
2016	432	149	581
2017	401	147	548
2018-2022	2,043	698	2,741
Total	$4,595	$1,451	$6,046

Retirement Plan Assets— In general, the plan’s investment management organizations make reasonable efforts to control market fluctuations through appropriate techniques including, but not limited to, adequate diversification. The specific investment strategy adopted by the plan referred to as the Long Term Growth of Capital Strategy, attempts to achieve long-term growth of capital with little concern for current income. Typical investors in this portfolio have a relatively aggressive investment philosophy, seeking long term growth, and are not looking for current dividend income.

Prohibited investments include commodities and futures contracts, private placements, options, transactions which would result in unrelated business taxable income, and other investments prohibited by ERISA.

The target range of allocation percentages for each major category of plan assets was:

	Target	Minimum	Maximum
Asset Category	Weight	Weight	Weight
Cash	0%	0%	10%
Equities
US	66%	56%	76%
Non-US	7%	0%	14%
Fixed Income	27%	20%	37%

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

The portfolio shall be structured to meet financial objectives over a period of 11 or more years. Over that time horizon, the total rate of return should equal at least 103% of the applicable blended benchmark returns and place in the top half of group performance. Benchmarks which may be used for portfolio performance comparison are as follows:

•	U.S. Large Cap Equities: S&P 500, Russell 1000, Russell 1000 Value, and Russell 1000 Growth
•	U.S. Mid Cap Equities: S&P 400 Mid Cap, Russell Mid Cap Value, and Russell Mid Cap Growth
•	U.S. Small Cap Equities: S&P 600 Small Cap, Russell 2000 Value, and Russell 2000 Growth
•	Non-U.S. Equities: MSCI EAFE IL
•	Fixed Income: Lehman Brothers Intermediate Government/Corporate
•	Cash: U.S. 3-Month Treasury Bill

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels were:

December 31, 2012	Level 1	Level 2	Level 3
(Dollars in thousands)	Quoted Prices in	Significant other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash	$—	$124	$—
Equity Security:
Large-Cap	847	331	—
Mid-Cap	901	—	—
Small-Cap	78	475	—
Globla and International	403	—	—
Emerging Market	66	—	—
Fixed Income-Bonds	—	151	—
Other	538	762	—
Total	$2,833	$1,843	$—

December 31, 2011	Level 1	Level 2	Level 3
(Dollars in thousands)	Quoted Prices in	Significant other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash	$183	$—	$—
Equity Security:
Large-Cap	1,010	—	—
Mid-Cap	793	—	—
Small-Cap	437	—	—
Globla and International	391	—	—
Emerging Market	58	—	—
Fixed Income-Bonds	—	1,273	—
Total	$2,872	$1,273	$—

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contribution to the 401(k) plan was $0.2 million in each of the years ended December 31, 2012 and 2011.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At both December 31, 2012 and 2011, the amount of the non-qualified deferred compensation plan liability was $0.3 million.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of December 31, 2012 and 2011, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2012 and 2011, $0.2 million was recorded in other liabilities for the split dollar benefit.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

13.	RELATED PARTY TRANSACTIONS

In the ordinary course of business certain of the Company’s and Bank’s directors and executive officers, including immediate family members and companies in which they have an interest, are loan customers. Those transactions do not involve more than the normal risk of collection nor do they present any unfavorable features. Total loans to such groups totaled $2.4 million and $2.6 million as of December 31, 2012 and December 31, 2011, respectively. Unused lines available to be drawn were $0.3 million and $0.2 million as of as of December 31, 2012 and December 31, 2011, respectively.

	December 31,	December 31,
(Dollars in thousands)	2012	2011
Beginning Balance	$2,577	$2,374
Draws	373	909
Repayments	(591)	(706)
Ending Balance	$2,359	$2,577

14.	REGULATORY MATTERS AND RESTRICTIONS

On April 27, 2010, the Bank entered into a memorandum of understanding with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The informal agreement requires the Bank take certain actions to enhance its management of adversely classified assets, remain well-capitalized and maintain adequate liquidity. It also restricts dividends that can’t be paid to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. On August 19, 2010, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond. The informal agreement requires the Company to receive prior approval for payment of any dividends, to repurchase stock, or to receive any dividends from the Bank.

On August 20, 2010, the Company issued 11,735 shares of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock. (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), part of the United States Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”). Participation in the Community Development Capital Initiative ("CDCI") places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and December 31, 2011, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leveraged ratios as set forth in the table below:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00%
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00%
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00%
Bank	32,483	11.02	11,786	4.00	14,733	5.00

	December 31, 2011

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,476	18.86%	$15,469	8.00%	$19,336	10.00%
Bank	34,282	17.96	15,269	8.00	19,086	10.00
Tier 1 (to risk weighted assets)
Company	$34,047	17.61%	$7,735	4.00%	$11,602	6.00%
Bank	31,884	16.71	7,635	4.00	11,452	6.00
Tier 1 (to average total assets)
Company	$34,047	11.21%	$12,151	4.00%	$15,189	5.00%
Bank	31,884	10.64	11,992	4.00	14,990	5.00

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

15.	HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) was:

Condensed Balance Sheets:	December 31,
(Dollars in thousands)	2012	2011

Assets:
Cash and cash equivelents	$1,340	$1,703
Investment in subsidiary Bank	34,523	33,993
Other Assets	448	730
Total Assets	$36,311	$36,426

Liabilities and Stockholders' Equity:
Total liabilities	$32	$29
Stockholders' equity	36,279	36,397
Total Liabilities and Stockholders' Equity	$36,311	$36,426

	For the Years Ended December 31,
Condensed Statements of Operations:	2012	2011
(Dollars in thousands)

Undistributed net earnings of subsidiary bank	$499	$742
Expenses, net	(158)	(136)
Net Income	$341	$606

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Condensed Cash Flows:
(Dollars in thousands)	For the Years Ended December 31,
	2012	2011
Cash Flows from operating activities:
Net income	$341	$606
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net earnings of subsidiary	(499)	(742)
(Increase) decrease in other assets	282	(216)
Decrease in other liabilities	3	(42)
Net cash (used in) provided by operating activities	127	(394)
Financing activities:
Dividends paid	(490)	(489)
Net cash used in financing activities	(490)	(489)
Net decrease in cash and cash equivalents	(363)	(883)
Cash and cash equivalents at beginning of year	1,703	2,586
Cash and cash equivalents at end of year	$1,340	$1,703

16.	COMMITMENTS AND CONTINGENCIES

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

The Bank’s exposure to credit losses in the event of non -performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank utilizes the same credit policies in making commitments and conditional obligations as it does for balance sheet instruments.

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2012 and December 31, 2011, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

The Bank records a reserve for credit commitments that is adjusted through Other liabilities and Other expense in the Consolidated Balance Sheets and Consolidated Statements of Income based on (i) the expected probability of funding and (ii) the loss history by loan type as determined in calculating the ALLL. The reserves included in Other liabilities as of December 31, 2012 and December 31, 2011were $54.4 thousand and $23.7 thousand, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Commitments outstanding at December 31, 2012 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other commercial loan commitments	Total commitments
Less than one year	$1,302	$4,934	$6,236
One to three years	—	9,920	9,920
Three to five years	71	9,013	9,084
More than five years	—	1,959	1,959
Total	$1,373	$25,826	$27,199

17.	FAIR VALUE MEASUREMENT

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

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment other real estate owned (“OREO”), and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assts.

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

Assets and Liabilities Measured on a Recurring Basis:

Available For Sale ("AFS") Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, state and municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company did not hold any Level 1 or Level 3 AFS Investment Securities as of December 31, 2012 and December 31, 2011.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

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

Assets measured at fair value on a recurring basis as of December 31, 2012 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring:

US Agencies	$1,327	$—	$1,327	$—
Government sponsored MBS
Residential	57,931	—	57,931	—
Municipal securities
North Carolina	1,553	—	1,553	—
Total	$60,811	$—	$60,811	$—

Assets measured at fair value on a recurring basis as of December 31, 2011 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Recurring:
US Agencies	$483	$—	$483	$—
Government sponsored MBS
Residential	30,789	—	30,789	—
Non-Government sponsored MBS
Residential	135	—	135	—
Municipal securities
North Carolina	3,702	—	3,702	—
Out of state	2,486	—	2,486	—
	$37,595	$—	$37,595	$—

There were no recurring Level 3 Assets at December 31, 2011 or December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

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

Repossessed Collateral: Repossessed collateral is adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to repossessions. Subsequently, repossessions assets are carried at the lower of the carrying value or the fair value, less estimated carry costs and costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records repossessions as nonrecurring Level 3.

Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and December 31, 2011 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

Other real estate owned	$3,055	$—	$—	$3,055
Repossessed collateral	590	—	—	590
Impaired loans:				—
Commercial	—	—	—	—
Commercial real estate	4,749	—	—	4,749
Faith-based non-profit	14,863	—	—	14,863
Residential real estate	3,916	—	—	3,916
Consumer	16	—	—	16
Mortgage Servicing Rights	36	—	—	36
Total	$27,225	$—	$—	$27,225

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:
Other real estate owned	$3,215	$—	$—	$3,215
Impaired loans:
Commercial	590	—	—	590
Commercial real estate	6,828	—	—	6,828
Faith-based non-profit	13,816	—	—	13,816
Residential real estate	2,180	—	—	2,180
Consumer	2	—	—	2
Mortgage Servicing Rights	46	—	—	46
Total	$26,677	$—	$—	$26,677

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2012	Technique	Inputs	Input Value
Nonrecurring:
Other real estate owned	$3,055	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	23,544	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	36	discounted cash flows	PSA speed	426%
			cost to service	6.00%
			discount rate	10.00%
Total	$27,225

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2011	Technique	Inputs	Input Value
Nonrecurring:
Other real estate owned	$3,215	discounted appraisals	collateral discounts	6-20%
Impaired loans	23,416	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	46	discounted cash flows	PSA speed	426%
			cost to service	6.00%
			discount rate	10.00%
Total	$26,677

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2012 or 2011.

Cash and Cash Equivalents: The carrying amount of cash, due from bank, and federal funds sold approximates fair value, and is therefore considered Level 1 input.

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

For all loans, assumptions regarding the characteristics and segregation of loans, maturities, credit risk, cash flows, and discount rates are judgmentally determined using specific borrower and other available information, and are therefore considered a Level 3 input.

Accrued Interest Receivable and Payable: The fair value of interest receivable and payable is estimated to approximate the carrying amounts and are therefore considered Level 1 input.

Deposits: The fair value of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to the carrying amount. The fair value of certificates of deposit is based on the discounted value of contractual cash flows, where the discount rate is estimated using the market rates currently offered for deposits of similar remaining maturities and are therefore considered Level 2 input.

Borrowings: The fair value of borrowings is based on the discounted value of estimated cash flows. The discounted rate is estimated using market rates currently offered for similar advances or borrowings and are therefore considered Level 3 input.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non fee-producing variable rate commitments, the Company has determined they do not have a distinguishable fair value.

As of December 31, 2012 and December 31, 2011, the carrying amounts and associated estimated fair value of financial assets and liabilities of the company are as follows:

(Dollars in thousands)	December 31, 2012
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$42,586	$42,586	$42,586	$—	$—
Marketable securities	60,811	60,811	—	60,811	—
Loans, net of allowances for loan losses	171,723	175,041	—	—	175,041
Accrued interest receivable	858	858	858	—	—

Liabilities:
Non-maturity deposits	$116,276	$116,276	$116,276	$—	$—
Maturity deposits	134,603	134,322	—	134,322	—
Other borrowings	2,937	2,871	—	—	2,871
Accrued interest payable	119	119	119	—	—

(Dollars in thousands)	December 31, 2011
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$61,296	$61,296	$61,296	$—	$—
Marketable securities	37,595	37,595	—	37,595	—
Loans, net of allowances for loan losses	184,234	188,545	—	—	188,545
Accrued interest receivable	764	764	764	—	—

Liabilities:
Non-maturity deposits	$123,488	$123,488	$123,488	$—	$—
Maturity deposits	135,655	135,348	—	135,348	—
Other borrowings	2,939	2,676	—	—	2,676
Accrued interest payable	196	196	196	—	—

18.	PREFERRED STOCK - U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM and CDIC

On June 26, 2009, the Company issued 11,735 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock, having a liquidation preference of $1,000 per share ("Series A Preferred Stock") to the Treasury under the Treasury’s Capital Purchase Program for a purchase price of $11,735,000 in cash. On August 20, 2010, the Company completed an exchange of the Series A Preferred Stock for an equal number of shares of Series B Fixed Rate Cumulative Perpetual Preferred Stock, also having a liquidation preference of $1,000 per share, under the Treasury’s CDCI. Neither the Series A nor Series B Preferred Stock has any mandatory redemption and/or conversion features.

Under the CPP, the Series A Preferred Stock carried a dividend rate of 5% for the first five years after issuance, after which the dividend rate increased to 9% until such time as the Series A Preferred Stock is repurchased or redeemed. Under the CDCI, the Series B Preferred Stock carries a dividend rate of 2% for eight years, after which time the dividend rate increases to 9% until the Series B Preferred Stock is repurchased or redeemed. The Company paid all of the dividends due on the Series A Preferred Stock up to the date of closing of the CDCI exchange on August 20, 2010, and is current in its payment of dividends on the Series B Preferred Stock.

Index M&F BANCORP, INC. AND SUBSIDIARY

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

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

Management's Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2012. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, to make its assessment. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded that internal control over financial reporting for the Company as of December 31, 2012 is effective.

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index M&F BANCORP, INC. AND SUBSIDIARY

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.	Directors and Executive Officers - The information required by this Item regarding the Company's directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I-Election of Directors” and “Executive and Director Compensation”, in the Company's Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during June 2013, which sections are incorporated herein by reference.

b.	Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set for under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance, ” which section is incorporated herein by reference.

c.	Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company's Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company's website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

d.	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company's website.

e.	Audit Committee - The information required by the Item regarding the Company's Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

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

The information required by this Item is set forth under the sections captioned “Audit Fees Paid to Independent Auditors”, and “Pre-Approval of Audit and Permissible Non-Audit Services” and “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which sections are incorporated herein by reference.

Index M&F BANCORP, INC. AND SUBSIDIARY

PART IV

Item 15.	Exhibits

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description

Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the From 8-K filed with the SEC on August 23, 2010.

Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-Kfiled with the SEC on June 26, 2009.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to Form 10-KSB the SEC on March 31, 2006.

Exhibit 31 (i)	Certification of Kim D. Saunders. Exhibit 31 (ii) Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99 (ii)	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format

* management contracts and compensatory arrangements.

Index M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

March 29, 2013	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Index M&F BANCORP, INC. AND SUBSIDIARY

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders	President, Chief Executive Officer and Director	March 29, 2013
Kim D. Saunders	(Principal Executive Officer)

/s/ Randall C. Hall	Chief Financial Officer	March 29, 2013
Randall C. Hall	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Stewart	Chairman of the Board	March 29, 2013
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	March 29, 2013
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	March 29, 2013
Michael L. Lawrence

/s/ Joseph M. Sansom	Director	March 29, 2013
Joseph M. Sansom

/s/ Aaron L. Spaulding	Director	March 29, 2013
Aaron L. Spaulding

/s/ James H. Speed, Jr.	Director	March 29, 2013
James H. Speed, Jr.

/s/ Connie J. White	Director	March 29, 2013
Connie J. White

Index M&F BANCORP, INC. AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format

