Form 10-Q
period 2013-03-31
M&F BANCORP INC /NC/
filed 2013-05-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of May, 14, 2013, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

2

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2013	2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$12,320	$42,586
Investment securities available for sale, at fair value	60,401	60,811
Other invested assets	389	488
Loans, net of unearned income and deferred fees	179,635	175,222
Allowances for loan losses	(3,501)	(3,499)
Loans, net	176,134	171,723
Interest receivable	847	858
Bank premises and equipment, net	4,584	4,683
Cash surrender value of bank-owned life insurance	6,028	5,978
Other real estate owned	3,055	3,055
Deferred tax assets and taxes receivable, net	4,319	4,387
Other assets	1,534	1,530
TOTAL ASSETS	$269,611	$296,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$181,711	$205,921
Noninterest-bearing deposits	44,988	44,958
Total deposits	226,699	250,879

Other borrowings	907	2,937
Other liabilities	5,843	6,004
Total liabilities	233,449	259,820

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of March 31, 2013 and December 31, 2012	11,725	11,725
Common stock, no par value 10,000,000 shares authorized as of March 31, 2013 and December 31, 2012; 2,031,337 shares issued and outstanding as of March 31, 2013 and December 31, 2012	8,732	8,732
Retained earnings	17,181	17,230
Accumulated other comprehensive loss	(1,476)	(1,408)
Total stockholders' equity	36,162	36,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$269,611	$296,099

See notes to consolidated financial statements. 3

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	March 31,
(Dollars in thousands except for share and per share data)	2013	2012
(Unaudited)
Interest income:
Loans, including fees	$2,454	$2,592
Investment securities, including dividends
Taxable	180	209
Tax-exempt	9	40
Other	24	39
Total interest income	2,667	2,880
Interest expense:
Deposits	189	252
Borrowings	22	22
Total interest expense	211	274
Net interest income	2,456	2,606
Less provision for loan losses	—	—
Net interest income after provision for loan losses	2,456	2,606

Noninterest income:
Service charges	297	330
Rental income	95	89
Cash surrender value of life insurance	50	50
Realized gain on sale of securities	—	54
Realized gain on sale of other real estate owned	2	1
Other income	1	2
Total noninterest income	445	526

Noninterest expense:
Salaries and employee benefits	1,466	1,488
Occupancy and equipment	375	357
Directors fees	83	70
Marketing	42	36
Professional fees	281	220
Information technology	213	223
FDIC deposit insurance	102	135
OREO expense, net	35	101
Delivery expenses	39	53
Other	251	296
Total noninterest expense	2,887	2,979
Income before income taxes	14	153
Income tax expense	4	12
Net income	10	141

Less preferred stock dividends and accretion	(59)	(59)

Net income (loss) available to common stockholders	$(49)	$82

Basic and diluted earnings (loss) per share of common stock:	$(0.02)	$0.04

Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements. 4

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2013	2012

Net income	$10	$141

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(76)	50
Tax effect	8	(1)
Unrealized holding gains (losses) on securities available for sale, net of tax	(68)	49

Reclassification adjustments for realized gains	—	(54)
Tax effect	—	(1)
Reclassification adjustments for realized gains, net of tax	—	(55)

Other comprehensive loss, net of taxes	(68)	(6)

Comprehensive income (loss)	$(58)	$135

See notes to consolidated financial statements. 5

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2013 and 2012
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Net income				141		141
Other comprehensive loss, net of tax					(6)	(6)
Dividends declared on preferred stock				(59)		(59)

Balances as of March 31, 2012	2,031,337	$8,732	$11,724	$17,462	$(1,445)	$36,473

Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Net income				10		10
Other comprehensive loss, net of tax					(68)	(68)
Dividends declared on preferred stock				(59)		(59)

Balances as of March 31, 2013	2,031,337	$8,732	$11,725	$17,181	$(1,476)	$36,162

See notes to consolidated financial statements. 6

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
(Dollars in thousands)	2013	2012
(Unaudited)
Cash flows from operating activities:
Net income	$10	$141
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	88	94
Amortization of discounts/premiums on investments, net	310	19
Loan purchase accounting amortization, net	43	43
Deferred loan origination fees and costs, net	30	42
Gains on sale of available for sale securities	—	(54)
Increase in cash surrender value of bank owned life insurance	(50)	(50)
Changes in:
Accrued interest receivable and other assets	82	(1,253)
Other liabilities	(161)	(335)
Net cash provided by (used in) operating activities	352	(1,353)
Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	2,069
Maturities, prepayments and calls	—	375
Principal collections	4,162	1,596
Purchases	(4,137)	(8,897)
FHLB stock stock redemptions	99	—
Net (increase) decrease in loans	(6,494)	9,075
Purchases of bank premises and equipment	(28)	(58)
Proceeds from sale of real estate owned	—	99
Net cash (used in) provided by investing activities	(6,398)	4,259
Cash flows from financing activities:
Net decrease in deposits	(24,141)	(6,503)
Proceeds from other borrowings	31	201
Repayments of other borrowings	(51)	(235)
Cash dividends	(59)	(59)
Net cash used in financing activities	(24,220)	(6,596)
Net decrease in cash and cash equivalents	(30,266)	(3,690)
Cash and cash equivalents as of the beginning of the period	42,586	61,296
Cash and cash equivalents as of the end of the period	$12,320	$57,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$259	$324
Taxes	$—	$—
Noncash Transactions:
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	$(68)	$(6)
Transfer of participation loans sold from other borrowings to loans	$2,010	$—

See notes to consolidated financial statements. 7

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2012, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2012.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2012.

In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows in the Consolidated Financial Statements. The unaudited operating results for the periods presented may not be indicative of annual results.

Segment Reporting

Based on an analysis performed by the Company, management has determined that the Company has only one operating segment, which is commercial banking. The chief operating decision-maker uses consolidated results to make operating and strategic decisions and therefore, the Company is not required to disclose additional segment information.

Use of Estimates

The financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements –

The Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income topic of the Accounting Standards Codification (“ASC”) in February 2013. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments are effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The adoption of these amendments did not have a material effect on the consolidated financial statements of the Company, although new disclosure are included in these consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements
2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of March 31, 2013 and December 31, 2012, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $60.4 million and $60.8 million as of March 31, 2013 and December 31, 2012, respectively. Securities with a fair value of $1.1 million were pledged to the Federal Reserve Bank of Richmond (“Federal Reserve”) and an additional $4.5 million and $13.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at March 31, 2013. Securities with a fair value of $1.1 million were pledged to the Federal Reserve and an additional $4.9 million and $2.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2012. Our investment portfolio consists of the following securities:

•	U.S. government agency securities ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”)

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2013 and December 31, 2012 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
March 31, 2013
US government agencies	$2,000	$1	$(6)	$1,995
Government sponsored MBS
Residential	56,324	589	(50)	56,863
Municipal securities
North Carolina	1,494	49	—	1,543
Total at March 31, 2013	$59,818	$639	$(56)	$60,401

December 31, 2012
US government agencies	$1,322	$5	—	$1,327
Government sponsored MBS
Residential	57,333	627	(29)	57,931
Municipal securities
North Carolina	1,497	56	—	1,553
Total at December 31, 2012	$60,152	$688	$(29)	$60,811

Sales and calls of securities available-for-sale for the three months ended March 31, resulted in aggregate gross realized gains of $54 thousand during 2012 compared to none during 2013. During the same three-month periods, the Company realized no gross losses.

The amortized cost and estimated market values of securities as of March 31, 2013 and December 31, 2012 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	As of March 31, 2013
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due after five years through ten years	$1,995	$2,000
Total US government agencies	$1,995	$2,000

Government sponsored MBS
Residential
Due within one year	$13,592	$13,443
Due after one year through five years	26,384	26,133
Due after five years through ten years	10,282	10,204
Due after ten years	6,605	6,544
Total government sponsored MBS	$56,863	$56,324

Municipal bonds
North Carolina
Due after one year through five years	$936	$890
Due after five years through ten years	607	604
Total North Carolina municipal bonds	$1,543	$1,494

(Dollars in thousands)	As of December 31, 2012
	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,005	$1,000
Due after one year through five years	322	322
Total US government agencies	$1,327	$1,322

Government sponsored MBS
Residential
Due after one year through five years	$135	$126
Due after five years through ten years	171	161
Due after ten years	57,625	57,046
Total government sponsored MBS	$57,931	$57,333

Municipal bonds
North Carolina
Due within one year	$488	$466
Due after one year through five years	458	425
Due after five years through ten years	607	606
Total North Carolina municipal bonds	$1,553	$1,497

All securities owned as of March 31, 2013 and December 31, 2012 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2012 or the first three months of 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

As of March 31, 2013 and December 31, 2012, the Company held 14 and 11 investment positions, respectively, with unrealized losses of $56 thousand and $29 thousand, respectively. These investments were in U.S. government and Government sponsored MBS. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and will not likely be required to sell.

As of March 31, 2013 and December 31, 2012, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
US government agencies	$—	$—	$21	$—	$21	$—
Government sponsored MBS
Residential	11,113	(56)	—	—	11,113	(56)
Total at March 31, 2013	$11,113	$(56)	$21	$—	$11,134	$(56)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Government sponsored MBS
Residential	$8,027	$(29)	$21	$—	$8,048	$(29)
Total at December 31, 2012	$8,027	$(29)	$21	$—	$8,048	$(29)

The Company has stock in the Federal Home Loan Bank of Atlanta ("FHLB"), classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment. The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters. The Company believes that the investment in FHLB is not impaired.

3.	FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.15% of its total assets as of December 31 of the prior year (up to a maximum of $20.0 million and $26.0 at March 31, 2013 and December 31, 2012, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other invested assets, as of March 31, 2013 and December 31, 2012 was $0.4 million and $0.5 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of March 31, 2013 and December 31, 2012. The FHLB, of which the Bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of March 31, 2013 or December 31, 2012.

4.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net income (loss) available to common stockholders by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. There are no stock options or warrants outstanding.

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders. The Company's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Changes in Accumulated Other Comprehensive Income (Loss) by Component
For the Three Months Ended March 31, 2013 and 2012

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2012	$426	$(1,834)	$(1,408)
Other comprehensive loss before reclassifications	(68)	—	(68)
Amounts reclassified from acumulated other comprehensive income	—	—	—
Net current-period other comprehensive loss	(68)	—	(68)
Balance as of March 31, 2013	$358	$(1,834)	$(1,476)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the ALLL for the first three months of 2013 and 2012 and related asset balances at March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of year balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499
Charge-offs	—	—	—	—	(7)	—	—	(7)
Recoveries	—	—	—	4	5	—	—	9
Provision for loan losses	(14)	311	32	(90)	(1)	(6)	(232)	—
Balance at March 31, 2013	$76	$1,192	$1,278	$851	$27	$48	$29	$3,501

	March 31, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of the balance	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
Charge-offs	—	(56)	—	(98)	(12)	—	—	(166)
Recoveries	—	4	1	4	4	—	—	13
Provision for loan losses	(284)	133	(21)	102	(8)	10	68	—
Balance at March 31, 2012	$64	$1,052	$1,108	$1,307	$46	$52	$68	$3,697

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	March 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$209	$27	$288	$—	$—	$—	$524
Collectively evaluated for impairment	76	983	1,251	563	27	48	29	2,977
Total ending ALLL balance	$76	$1,192	$1,278	$851	$27	$48	$29	$3,501

Loans:
Loans individually evaluated for impairment	$—	$7,406	$14,761	$4,316	$14	$—	$—	$26,497
Loans collectively evaluated for impairment	2,382	46,631	71,317	28,937	1,218	2,653	—	153,138
Total ending loans balance	$2,382	$54,037	$86,078	$33,253	$1,232	$2,653	$—	$179,635

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$87	$44	$349	$—	$—	$—	$480
Collectively evaluated for impairment	90	794	1,202	588	30	54	261	3,019
Total ending ALLL balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Loans:
Loans individually evaluated for impairment	$—	$4,837	$14,907	$2,443	$16	$—	$—	$22,203
Loans collectively evaluated for impairment	3,282	43,332	70,990	31,331	1,330	2,754	—	153,019
Total ending loans balance	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$—	$175,222

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The Bank experienced $2 thousand in net loan recoveries for the three months ended March 31, 2013 compared to $153 thousand in net loan charge-offs for the three months ended March 31, 2012. Annualized net charge-offs/(recoveries) as a percent of average loan balances outstanding totaled 0.00% and 0.35% during the three month periods ended March 31, 2013 and 2012, respectively, and 0.27% for the year ended December 31, 2012.

Loans— Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the respective loan using the effective interest method. Loans (net) are reduced by the ALLL. Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service charges for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of March 31, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial	$2,382	$3,282
Commercial real estate:
Construction	3,602	3,621
Owner occupied	17,759	18,377
Other	32,676	26,171
Faith-based non-profit
Construction	—	2,344
Owner Occupied	78,849	76,418
Other	7,229	7,135
Residential real estate:
First mortgage	24,274	24,702
Multifamily	5,750	5,828
Home equity	3,229	3,161
Construction	—	83
Consumer	1,232	1,346
Other loans	2,653	2,754
Loans, net of deferred fees	179,635	175,222
ALLL	(3,501)	(3,499)
Loans, net of ALLL	$176,134	$171,723

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of March 31, 2013, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, comprised approximately 47.92% of the total loan portfolio and the reserve for these loans was 36.50% of the total allowance. Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the current economic downturn.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Generally, for all classes of loans and leases, a charge-off is recorded when it is probable that a loss has been incurred and when it is possible to determine a reasonable estimate of the loss. For all classes of commercial loans and leases, a charge-off is determined on a subjective basis after due consideration of the debtor's prospects for repayment and the fair value of collateral. For closed-end consumer loans, the entire outstanding balance of the loan is charged-off during the month that the loan becomes 120 days past due as to principal or interest. Consumer loans with non-real estate collateral are written down to the value of the collateral, less estimated costs to sell, if repossession of collateral is assured and in process. For residential mortgage and home equity loan classes, a partial charge-off is recorded at 120 days past due as to principal or interest for the amount that the loan balance exceeds the fair value of the collateral less estimated costs to sell.

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

Income Recognition on Impaired and Non-accrual Loans - Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity, or payment of principal or interest for a period of more than 90 days, unless such loans are well secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is generally classified as non-accrual. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if full repayment of principal and/or interest is in doubt.

Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period of time, and the borrower has demonstrated payment performance for a minimum of six months in accordance with the contractual terms involving payments of cash or cash equivalents. During the non-accrual period, all payments received will be applied to principal. After a loan is returned to accruing status, foregone interest will be accreted to interest income on a pro-rata basis over the remaining term of the loan if full repayment of principal and interest is reasonably assured.

In the case where a non-accrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the ALLL until prior charged off balances have been fully recovered.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables show past due loans and loans past due 90 days or more and still accruing for the quarters ended March 31, 2013 and December 31, 2012:

March 31, 2013			90 Days
	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$88	$5	$—	$93	$2,289	$2,382
Commercial real estate:
Construction	—	—	—	—	3,602	3,602
Owner occupied	—	2,588	1,317	3,905	13,854	17,759
Other	41	—	48	89	32,587	32,676
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner Occupied	378	—	1,872	2,250	76,599	78,849
Other	—	—	—	—	7,229	7,229
Residential real estate:
First mortgage	1,960	739	808	3,507	20,767	24,274
Multifamily	—	—	—	—	5,750	5,750
Home equity	128	101	69	298	2,931	3,229
Construction	—	—	—	—	—	—
Consumer	6	—	—	6	1,226	1,232
Other loans	—	—	—	—	2,653	2,653
Total	$2,601	$3,433	$4,114	$10,148	$169,487	$179,635

December 31, 2012			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past
(Dollars in thousands)	Past Due	Past Due	Due	Due	Current	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

At March 31, 2013 and December 31, 2012, the total recorded investment in impaired loans amounted to $26.5 million and $24.1 million, respectively. Of these impaired loans, $8.6 million and $8.7 million were on non-accrual at March 31, 2013 and December 31, 2012, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The recorded investment and related information for impaired loans is summarized as follows for March 31, 2013 and December 31, 2012:

	March 31, 2013
	At end of period			For Period Ended
	Unpaid			Interest	Average
	Principal	Recorded	ALLL	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$295
Commercial real estate:
Construction	366	366	—	7	279
Owner occupied	524	524	—	8	581
Other	6,279	6,279	—	59	4,742
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,336	14,336	—	142	10,193
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,094	3,060	—	7	1,258
Multifamily	—	—	—	—	—
Home equity	103	103	—	—	92
Construction	—	—	—	—	—
Consumer	14	14	—	—	4
Impaired loans with no allowance recorded	$24,716	$24,682	$—	$223	$17,444

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	237	237	209	5	59
Other	—	—	—	—	501
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	425	425	27	7	214
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,153	1,153	288	—	660
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$1,815	$1,815	$524	$12	$1,434
Impaired loans	$26,531	$26,497	$524	$235	$18,878

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	March 31, 2012
	At end of period			For Period Ended
	Unpaid			Interest	Average
	Principal	Recorded	ALLL	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment

With no related allowance recorded:
Commercial	$1,567	$590	$—	$—	$590
Commercial real estate:
Construction	618	618	—	—	623
Owner occupied	728	728	—	11	973
Other	5,114	5,114	—	31	4,492
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	10,293	10,287	—	103	11,597
Other	—	—	—	—	—
Residential real estate:
First mortgage	610	600	—	1	761
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with no allowance recorded	$18,930	$17,937	$—	$146	$19,036

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	377	377	14	10	378
Owner occupied	241	242	102	5	469
Other	416	416	76	8	228
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	904	904	50	17	907
Other	—	—	—	—	—
Residential real estate:
First mortgage	33	33	4	—	415
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	231
Construction	—	—	—	—	—
Consumer	—	—	—	—	1
Impaired loans with allowance recorded	$1,971	$1,972	$246	$40	$2,629
Impaired loans	$20,901	$19,909	$246	$186	$21,665

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2012
	At end of period			For Period Ended
	Unpaid			Interest	Average
	Principal	Recorded	ALLL	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$295
Commercial real estate:
Construction	371	371	—	31	300
Owner occupied	530	530	—	38	635
Other	4,312	3,698	—	129	4,473
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,479	14,479	—	567	12,261
Other	—	—	—	—	1,611
Residential real estate:
First mortgage	814	814	—	19	2,671
Multifamily	—	—	—	—	—
Home equity	86	86	—	3	111
Construction	—	—	—	—	—
Consumer	16	16	—	—	4
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787	$22,361

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	238	238	87	15	60
Other	—	—	—	—	500
Faith based non-profit:
Construction	—	—	—	—	214
Owner occupied	428	428	44	30	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45	757
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90	$1,531
Impaired loans	$22,817	$22,203	$480	$877	$23,892

Impaired loans not included in the above December 31, 2012 table are recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. Total impaired loans were $24.1 million as of December 31, 2012.

The recorded investment in TDRs, which are included in total impaired loans, was $21.1 million $20.0 million and $20.2 million at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Reserve for Credit Losses - The Company's reserve for credit losses is comprised of two components, the ALLLand the reserve for unfunded commitments (the “Unfunded Reserve”).

Allowances for Loan Losses - The ALLL is a valuation allowance that is established through a provision for loan losses charged to expense. When management believes that the collectability of the principal is unlikely, loans are charged against the ALLL. Subsequent recoveries, if any, are credited to the ALLL.

The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs ("ASC 450 reserve"), and a specific allowance method for impaired and TDR loans ("ASC 310 reserve"). The qualitative analysis for the ASC 450 reserve is patterned after the guidelines provided under Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

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

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition and regulatory requirements. The quantitative drivers of qualitative factors, to which different weights are assigned based on management’s judgment, are reviewed and updated quarterly based on updated quarterly and eight-quarter rolling data. The quantitative loss history is based on an eight-quarter rolling history of losses incurred by different loan types within the loan portfolio.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $29.8 thousand and $54.4 thousand for March 31, 2013 and December 31, 2012, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012, respectively:

			Loans Past
			Due Over
			90 Days
March 31, 2013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	34	1	1,283	4
Other	47	1	—	—
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,150	3	1,872	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,378	43	428	6
Multifamily	—	—	—	—
Home equity	34	4	53	2
Construction	—	—	—	—
Consumer	14	3	—	—
Other loans	—	—	—	—
Total	$8,657	55	$3,636	15

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

			Loans Past
			Due Over
			90 Days
December 31, 2012			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	39	1	224	4
Other	49	1	351	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,241	4	661	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,384	44	357	6
Multifamily	—	—	—	—
Home equity	3	1	101	1
Construction	—	—	—	—
Consumer	16	2	—	—
Other loans	—	—	—	—
Total	$8,732	53	$1,694	15

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

Unrecognized income on non-accrual loans at March 31, 2013 and December 31, 2012 was $1.2 million.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements
•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The following is a breakdown of loans by risk categories at March 31, 2013 and December 31, 2012:

March 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$2,374	$—	$8	$—	$2,382
Commercial real estate:
Construction	3,050	—	552	—	3,602
Owner occupied	12,694	3,239	1,826	—	17,759
Other	28,140	947	3,589	—	32,676
Faith-based non-profit
Construction	—	—	—	—	—
Owner Occupied	61,342	5,427	12,080	—	78,849
Other	7,153	76	—	—	7,229
Residential real estate:
First mortgage	18,333	2,022	3,919	—	24,274
Multifamily	5,648	39	63	—	5,750
Home equity	2,899	—	330	—	3,229
Construction	—	—	—	—	—
Consumer	1,213	—	19	—	1,232
Other loans	2,653	—	—	—	2,653
Total	$145,499	$11,750	$22,386	$—	$179,635

December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$3,274	$—	$8	$—	$3,282
Commercial real estate:
Construction	3,065	—	556	—	3,621
Owner occupied	13,379	3,151	1,847	—	18,377
Other	21,582	966	3,623	—	26,171
Faith-based non-profit
Construction	2,344	—	—	—	2,344
Owner Occupied	58,732	5,313	12,373	—	76,418
Other	7,059	76	—	—	7,135
Residential real estate:
First mortgage	19,465	1,731	3,506	—	24,702
Multifamily	5,702	63	63	—	5,828
Home equity	2,853	—	308	—	3,161
Construction	83	—	—	—	83
Consumer	1,323	2	21	—	1,346
Other loans	2,754	—	—	—	2,754
Total	$141,615	$11,302	$22,305	$—	$175,222

Loans Modified as a TDR - Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modifiedas a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. Since the economic crisis began in 2008, management has elected to offer concessions to borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables present TDRs as of March 31, 2013 and December 31, 2012.

	Troubled Debt Restructurings
	March 31, 2013
			Non-accrual		Total
	Accrual Status		Stauts		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$366	—	$—	2	$366
Owner occupied	4	727	—	—	4	727
Other	5	4,660	—	—	5	4,660
Faith-based non-profit:
Owner occpied	17	9,612	3	5,150	20	14,762
Residential real estate:
First mortgage	2	284	4	299	6	583
	30	$15,649	7	$5,449	37	$21,098

	Troubled Debt Restructurings
	December 31, 2012
			Non-accrual		Total
	Accrual Status		Stauts		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$371	—	$—	2	$371
Owner occupied	4	730	—	—	4	730
Other	5	3,648	—	—	5	3,648
Faith-based non-profit:
Owner occpied	17	9,666	4	5,241	21	14,907
Residential real estate:
First mortgage	2	285	4	309	6	594
	30	$14,700	8	$5,550	38	$20,250

No loans were restructured during the three months ended March 31, 2013. Loans totaling $3.2 million were restructured during the 12 months ended March 31, 2013. All loans restructured during that period were paying as restructured as of March 31, 2013. During the three months ended March 31, 2012, two loans were restructured totaling $1.4 million. One loan with a balance of $169 thousand, that was restructured during the previous 12 months, defaulted. The Company defines default as the loan becoming more than 90 days past due, foreclosured upon or charged-off. Of the loans restructure during the 15 months ended March 31, 2012, $8.0 million were paying as restructured as of March 31, 2012.

The following table shows loans newly restructured during the three months ended March 31, 2012. There were no restructures during the three months ended March 31, 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	For the Three Months Ended
	March 31, 2012
		Pre-modification Outstanding	Post-Modification Oustanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Extended payment terms
Commercial real estate:
Owner occupied	1	82	82
Other	1	1,354	1,359
	2	$1,436	$1,441

The following table presents loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2013 and 2012.

	March 31, 2013		March 31, 2012
	Foreclosure/Default		Foreclosure/Default
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment

Below market interest rate	—	$—	1	$169
Extended payment terms	—		—
Total	—	$—	1	$169

TDR defaults can result in a higher ALLL and a corresponding higher provision for loan losses because they generally negatively impact the timing of and expected collections from these impaired loans. Impaired loans, which include TDRs, are evaluated for specific additions to the ALLL by subtracting the recorded investment in these impaired loans from their fair values. Fair values is generally determined by the present value of future cash flows, collateral value, or liquidation value. Defaults generally reduce the present value of the future cash flows and can negatively influence the collateral values if the declining real estate values are affecting the sale of collateral.

7.	OTHER REAL ESTATE OWNED (“OREO”)

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At March 31, 2013 and December 31, 2012, OREO totaled $3.1 million.

8.	BORROWINGS

Borrowings as of March 31, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%. Borrowings as of December 31, 2012 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, a capital lease of $0.2 million with an interest rate of 1.60%, and $2.0 million in loan participations sold (that do not qualify for "sold" treatment under GAAP), with an effective interest rate of 4.45%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at March 31, 2013 and December 31, 2012. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended March 31, 2013. The Company had unused borrowing capacity with the FHLB of $6.4 million as of March 31, 2013 and $7.5 million as of December 31, 2012, respectively. In addition, the Company has the ability to borrow from the Federal Reserve Bank to the extent of investment securities pledged to the Federal Reserve.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Financial instruments whose contract amounts represent credit risk as of March 31, 2013 and December 31, 2012, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at March 31, 2013 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments
Less than one year	$—	$4,311	$4,311
One to three years	209	11,212	11,421
Three to five years	71	8,947	9,018
More than five years	—	1,839	1,839
Total	$280	$26,309	$26,589

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment, OREO, and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 —Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 —Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Agencies, state and municipal bonds and MBS.

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

Assets and Liabilities Measured on a Recurring Basis:

Available-for-Sale Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. government agency securities, mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Assets measured at fair value on a recurring basis as of March 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
US government agencies	$1,995	$—	$1,995	$—
Government sponsored MBS
Residential	56,863	—	56,863	—
Non-Government sponsored MBS
North Carolina	1,543	—	1,543	—
Total	$60,401	$—	$60,401	$—

Assets measured at fair value on a recurring basis as of December 31, 2012 were:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
US government agencies	$1,327	$—	$1,327	$—
Government sponsored MBS
Residential	57,931	—	57,931	—
Non-Government sponsored MBS
North Carolina	1,553	—	1,553	—
Total	$60,811	$—	$60,811	$—

There were no recurring Level 3 Assets at March 31, 2013 or December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Assets and Liabilities Measured on a Nonrecurring Basis:

Impaired loans: Impaired loans are evaluated and valued at the time the loan is identified as impaired, and are carried at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans or net present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The value of business equipment, inventory, and accounts receivable collateral is based on net book value on the business’ financial statements and, if necessary, discounted based on management’s review and analysis. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and the client’s selling costs and other expenses. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above. The Company records impaired loans as nonrecurring Level 3, when Management believes the underlying collateral is worth less than the appraised value.

Other real estate owned (“OREO”): Foreclosed assets are adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records foreclosed assets as nonrecurring Level 3.

Repossessed Collateral: Repossessed collateral is adjusted to fair value, less estimated costs to sell, upon transfer of the loans to repossessions. Subsequently, repossessed assets are carried at the lower of the carrying value or the fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records repossessed collateral as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
(Unaudited)		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:
Other real estate owned	$3,055	$—	$—	$3,055
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial	7,197	—	—	7,197
Faith-based non-profit	14,734	—	—	14,734
Residential real estate	4,028	—	—	4,028
Consumer	14	—	—	14
Mortgage Servicing Rights	33	—	—	33
Total	$29,651	$—	$—	$29,651

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:
Other real estate owned	$3,055	$—	$—	$3,055
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial	—	—	—	—
Commercial real estate	4,749	—	—	4,749
Faith-based non-profit	14,863	—	—	14,863
Residential real estate	3,916	—	—	3,916
Consumer	16	—	—	16
Mortgage Servicing Rights	36	—	—	36
Total	$27,225	$—	$—	$27,225

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	March 31, 2013	Technique	Inputs	Input Value
Nonrecurring:
Other real estate owned	$3,055	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	25,973	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	33	discounted cash flows	PSA speed	426%
Total	$29,651		cost to service	6.00%
			discount rate	10.00%

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2012	Technique	Inputs	Input Value
Nonrecurring:
Other real estate owned	$3,055	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	23,544	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	36	discounted cash flows	PSA speed	426%
Total	$27,225		cost to service	6.00%
			discount rate	10.00%

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2012 or 2013.

Cash and Cash Equivalents: The carrying amount of cash, due from banks, and federal funds sold approximates fair value, and is therefore considered Level 1 input.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non-fee-producing variable rate commitments, the Company has determined they do not have a distinguishable fair value.

As of March 31, 2013 and December 31, 2012, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	March 31, 2013
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$12,320	$12,320	$12,320	$—	$—
Marketable securities	60,401	60,401	—	60,401	—
Loans, net of allowances for loan losses	171,134	179,487	—	—	179,487
Accrued interest receivable	847	847	847	—	—

Liabilities:
Non-maturity deposits	$118,506	$118,506	118,506	—	—
Maturity deposits	108,193	107,739	—	107,739	—
Other borrowings	907	844	—	—	844
Accrued interest payable	71	71	71	—	—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2012
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$42,586	$42,586	$42,586	$—	$—
Marketable securities	60,811	60,811	—	60,811	—
Loans, net of allowances for loan losses	171,723	175,041	—	—	175,041
Accrued interest receivable	858	858	858	—	—

Liabilities:
Non-maturity deposits	$116,276	$116,276	116,276	—	—
Maturity deposits	134,603	134,322	—	134,322	—
Other borrowings	2,937	2,871	—	—	2,871
Accrued interest payable	119	119	119	—	—

Index M&F BANCORP, INC. AND SUBSIDIARY

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the Company’s consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations, financial condition, liquidity, and capital resources than may be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented under Item 1 in this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this quarterly Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including but not limited to those risk factors identified in the section headed "Risk Factors", beginning on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on March 29, 2013 (the "Annual Report"). The Company undertakes no obligation to update any forward-looking statement, whether written or not, which may be made from time to time by or on behalf of the Company.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection (the "CFPB"), established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements on financial institutions. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Many regulations have been promulgated, and more additional regulations are expected to be issued in 2013 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Many of the provisions of the Dodd-Frank Act are focused on financial institutions that are significantly larger than the Company and the Bank. As rules and regulations are promulgated by the federal agencies, the Bank will have to address each to ensure compliance with applicable provisions of the Act and compliance costs are expected to increase.

It is expected that the Dodd-Frank Act and the regulations it requires could increase the non-interest expense and compliance costs of the Bank and comparable financial institutions. Although neither the possible increase in the Bank’s interest expense and compliance costs, nor any one or more of the other aspects of Dodd-Frank Act discussed above, may have a material effect upon the Company’s future financial performance by themselves, the specific impact of the Dodd-Frank Act cannot be determined with specificity until after all required or otherwise proposed regulations are issued in final form. We believe that our operating income will be adversely affected, as will the operating expenses of other community financial institutions, in the future as a consequence of the implementation of the Dodd-Frank Act. Because of the current uncertainty about the schedule of implementation, the breadth of the regulations expected to be issued, and other similar factors, we cannot quantify the amount of any adverse impact.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended March 31, 2013.

•	Net income before preferred stock dividends was $10 thousand for the three months ended March 31, 2013 and $153 thousand for the three months ended March 31, 2012. For the three months ended March 31, 2013, net loss available to common stockholders was $49 thousand or $0.02 per common share. For the three months ended March 31, 2012, net income available to common stockholders was $82 thousand or $0.04 per common share.
•	Interest income on loans decreased by $138 thousand or 5.32%, while interest income on investments and cash decreased $75 thousand resulting in total interest income being $2.7 million – a decrease of $213 thousand over the comparable period in 2012. Average loans outstanding for the three months ended March 31, 2013 decreased $9.2 million from the March 31, 2012, and the rate for average loan interest earned decreased 2 basis points compared to March 31, 2012.
•	Interest expense on deposits decreased $63 thousand and interest expense on borrowings remained unchanged, resulting in total interest expense being $63 thousand less in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Average interest-bearing deposits outstanding decreased $8.4 million compared to the three months ended March 31, 2012, and the average cost of those deposits decreased 11 bps in the three months ended March 31, 2013 compared to the same period in March 31, 2012. Average borrowings in the three months ended March 31, 2013 decreased $7 thousand compared to March 31, 2012, and the cost of those borrowings increased 1bp during the comparable period.
•	Net interest income, due to the above factors, decreased $150 thousand in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The net interest margin, on a tax equivalent (“TE”) basis for the three months ended March 31, 2013 was 3.61% compared to 3.69% for the three months ended March 31, 2012, a decrease of 8 bps.
•	The balance of the ALLL as a percentage of loans outstanding decreased slightly in 2013 to 1.95% as of March 31, 2013 compared to 2.00% as of December 31, 2012. The $9.2 million decrease in average loans outstanding, and net recoveries of $2 thousand during the three months ended March 31, 2013 compared to net charge-offs of $153 thousand during the three months ended March 31, 2012. No provision was made during either quarter ended March 31, 2013 or 2012.
•	Noninterest income decreased by $81 thousand in the first quarter of 2013 compared to the same period in 2012, mainly due to realized gains on the sales of investment securities of $54 thousand in the 2012 period compared to none during the 2013 period, coupled with declines in overdraft income of $11 thousand and insufficient funds fees $12 thousand in the 2013 period.
•	Noninterest expense decreased $92 thousand in 2013 compared to the same period in 2012 primarily driven by decreases in salaries and employee benefits, net OREO expense, FDIC deposit insurance premiums, delivery expense and other expense. The decrease was partially offset by increases in occupancy and equipment, director fees and professional fees.
•	Preferred stock dividends in the quarters ended March 31, 2013 and March 31, 2012 were $59 thousand. The dividend yield for the three months ended March 31, 2013 and 2012 was 2.00%.

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

The Company’s significant accounting policies are discussed below and in the Annual Report. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•	ALLL – The Company records an estimated ALLL for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

Index M&F BANCORP, INC. AND SUBSIDIARY

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Foreclosed Assets- Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

•	Fair Value Estimates- Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets.Total assets decreased from $296.1 million at December 31, 2012 to $269.6 million at March 31, 2013. The largest component of asset decline was in cash and cash equivalents, which decreased $30.3 million from December 31, 2012 to March 31, 2013. The decrease in cash was primarily caused by the decrease of $24.2 million in total deposits and an increase in loans. Investment securities decreased by $410 thousand, primarily due to net premium amortization during the period. Gross loans increased $4.4 million primarily due to the purchase of $9.0 million in loan participations, partially off-set by loan run-off. Other real estate owned (“OREO”) remained unchanged at $3.1 million at March 31, 2013.

Liabilities. Total liabilities decreased from $259.8 million at December 31, 2012 to $233.4 million at March 31, 2013. The change was primarily driven by $28.4 million decrease in Bank’s time deposits greater than $100,000 – primarily Certificate of Deposit Account Registry Service (“CDARS”) deposits, which are subject to significant volatility due to seasonality. Other borrowings decreased by $2.0 million, primarily due to the reclassification of previously non-qualifying loan participation purchases not meeting the treatment for sales under GAAP.

Index M&F BANCORP, INC. AND SUBSIDIARY

Stockholders’ Equity. Total consolidated stockholders’ equity decreased from $36.3 million at December 31, 2012 to $36.2 million at March 31, 2013. For the three months ended March 31, 2013, the net decrease in retained earnings was comprised of $10 thousand of net income, offset by dividends on preferred stock of $59 thousand. The Company did not pay a common stock dividend in the first quarter of 2013. Accumulated other comprehensive loss represents the unrealized gain or loss on available-for-sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.5 million at March 31, 2013 compared to $1.4 million at December 31, 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared with three months ended March 31, 2012

•	Net income before preferred stock dividends was $10 thousand and $141 thousand for the three months ended March 31, 2013 and March 31, 2012, respectively. Net loss available to common stockholders for the three months ended March 31, 2013 was $49 thousand or $0.02 per share. Net income available to common stockholders for the three months ended March 31, 2012 was $82 thousand or $0.04 per share.
•	Net operating income before income taxes and preferred dividends for the three months ended March 31, 2013 and March 31, 2012 was $14 thousand and $153 thousand respectively.
o	Net interest margin decreased from 3.69% for the three months ended March 31, 2012 to 3.61% for the three months ended March 31, 2013 due to:
▪	Average loans outstanding decreased $9.2 million in the first quarter of 2013 over the comparable period in 2012, while average yield decreased 2 bps to 5.63%. The combined effect resulted in a $138 thousand decrease in interest income from loans.
▪	Average interest bearing deposits outstanding decreased $8.4 million in the first quarter of 2013 over the comparable period in 2012. Interest expense declined by $63 thousand in the three months ended March 31, 2013 compared to the same period in 2012 due to an 11 bps reduction in the average yield on deposits coupled with a decrease in average balances outstanding.
▪	Average borrowings outstanding decreased $7 thousand from the 2012 average balance, and the average rate paid on borrowings increased from 3.01% in in the first quarter of 2012 to 3.02% in during the comparable period in 2013.
o	Noninterest income decreased $81 thousand in the first quarter of 2013 from the comparable period in 2012, predominantly due to the realized gain on the sale of investment securities of $54 thousand in the first quarter of 2012, coupled with declines in overdraft fee income of $11 thousand and insufficient funds fees of $12 thousand in the comparable quarter of 2012.
o	Noninterest expense decreased $92 thousand in 2013 compared to the same period in 2012 primarily driven by decreases in salaries and employee benefits of $22 thousand, net OREO expense of $66 thousand, FDIC deposit insurance premiums of $33 thousand, delivery expenses of $14 thousand and other expense of $45 thousand, partially off-set by increases in professional fees of $61 thousand, occupancy and equipment expense of $18 thousand and directors fees of $13 thousand.
o	Preferred stock dividends in the quarters ended March 31, 2013 and March 31, 2012 were $59 thousand. Dividend yield for the three months ended March 31, 2013 and 2012 was 2.00%.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $150 thousand, or 5.76%, from $2.6 million for the three months ended March 31, 2012, to $2.5 million for the three months ended March 31, 2013. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended March 31, 2013 was $273.1 million, down 4.31% compared to $285.3 million for the three months ended March 31, 2012. On a fully TE basis, net interest margin was 3.61% and 3.69% for the three months ended March 31, 2013 and March 31, 2012, respectively. The net interest spread decreased 6 bps to 3.49% for the three months ended March 31, 2013, from 3.55% for the three months ended March 31, 2012. The yield on average interest-earning assets was 3.91% and 4.07% for the three months ended March 31, 2013 and March 31, 2012, respectively, a decrease of 16 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.42% and 0.52%, respectively, a decrease of 10 bps due to the ongoing low interest rate environment.

Index M&F BANCORP, INC. AND SUBSIDIARY

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Interest income decreased 7.40% for the three months ended March 31, 2013 to $2.7 million from $2.9 million for the three months ended March 31, 2012. The average balances of loans, which had overall yields of 5.63% for the three months ended March 31, 2013 and 5.65% for the three months ended March 31, 2012, respectively, decreased from $183.5 million for the three months ended March 31, 2012 to $174.3 million for the three months ended March 31, 2013. The average balance of investment securities increased $22.6 million from $38.7 million for the three months ended March 31, 2012 to $61.3 million for the three months ended March 31, 2013. The TE yield on investment securities decreased from 2.83% for the three months ended March 31, 2012 to 1.27% for the three months ended March 31, 2013. The average balances of federal funds and other short-term investments decreased from $63.2 million for the three months ended March 31, 2012 to $37.5 million for the three months ended March 31, 2013. The average yield in this category was 0.26% and 0.25% during the first quarter of 2013 and 2012, respectively.

Interest expense decreased 22.99% for the three months ended March 31, 2013 to $211 thousand from $274 thousand for the three months ended March 31, 2012. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $206.3 million for the three months ended March 31, 2012, to $198.0 million for the three months ended March 31, 2013. The average rate paid on interest-bearing deposits decreased 11 bps from 0.49% for the three months ended March 31, 2012 to 0.38% for the three months ended March 31, 2013, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings increased from 3.01% for the three months ended March 31, 2012 to 3.02% for the three months ended March 31, 2013. The average borrowings outstanding decreased $7 thousand from the three months ended March 31, 2012 to the three months ended March 31, 2013. The interest expense on borrowed funds remained unchanged at $22 thousand in the first quarter of 2013 compared to the same period in 2012.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)	2013			2012
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$174,307	$2,454	5.63%	$183,475	$2,592	5.65%
Taxable securities	60,376	180	1.19	34,806	209	2.40
Nontaxable securities(2)	891	9	6.58	3,895	40	6.68
Federal funds sold and other interest on short-term investments	37,488	24	0.26	63,188	39	0.25
Total interest earning assets	273,062	2,667	3.91%	285,364	2,880	4.07%
Cash and due from banks	2,671			2,344
Other assets	20,898			20,945
Allowance for loan losses	(3,523)			(3,895)
Total assets	$293,109			$304,758

Liabilities and Equity
Savings deposits	$52,204	$22	0.17%	$55,804	$32	0.23%
Interest-bearing demand deposits	24,479	5	0.08	26,093	9	0.13
Time deposits	121,307	162	0.53	124,447	211	0.68
Total interest-bearing deposits	197,990	189	0.38	206,344	252	0.49
Borrowed funds	2,918	22	3.02	2,925	22	3.01
Total interest-bearing liabilities	200,908	211	0.42%	209,269	274	0.52%
Non-interest-bearing deposits	50,065			52,586
Other liabilities	6,010			5,992
Total liabilities	256,983			267,847
Stockholders' equity	36,126			36,911
Total liabilities and stockholders' equity	$293,109			$304,758

Net interest income		$2,456			$2,606

Non-taxable securities		9			40
Tax equivalent adjustment (3)		6			25

Tax equivalent net interest income		$2,462			$2,631
Net interest spread (4)			3.49%			3.55%
Net interest margin (5)		3.61%			3.69%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. As of March 31, 2013 and December 31, 2012, the ALLL was $3.5 million, which represented approximately 1.95% and 2.00% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new system resulted in a variance of approximately $261 thousand at December 31, 2012. Management elected to retain the variance as an unallocated reserve as the team continued to validate and integrate nuances in the new system. During the quarter ended March 31, 2013, management determined it was comfortable with the model’s calculation methodology and therefore allocated a significant portion of the previously unallocated reserve to accommodate qualitative and qunatiative adjustments in the loan portfolio for the quarter. At March 31, 2013, the unallocated reserve totaled $29 thousand. For the periods ended March 31, 2013 and 2012, there was no provision for loan losses. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors

Noninterest Income. Noninterest income decreased 15.40%, or $81 thousand, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. During 2012, the Company realized $54 thousand from gains on the sales of investment securities, compared to none during the comparable period in 2013. Service charge income decreased by $33 thousand primarily due to lower fees earned from overdraft and non-sufficient-fee (“NSF”) income, which is customer activity based. Rental income increased by $6 thousand for the three months ended March 31, 2013 when compared to the same period in 2012. The increase in rental income was driven by higher occupancy rates during the first quarter of 2013 as compared to the same period in 2012.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 3.09% to $2.9 million for the three months ended March 31, 2013 from $3.0 million for the three months ended March 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY

Salary and employee benefits expenses for the three months ended March 31, 2013 and March 31, 2012 were $1.5 million. Salaries decreased $2 thousand, while employee benefits decreased $20 thousand. The decrease in employee benefits was primarily due to decreased retirement benefit costs associated with the Company’s deferred compensation plans.

Occupancy expense increased $18 thousand in the three months ended March 31, 2013 from the same period in 2012. Increases in security services and building maintenance and repairs led to the increase in occupancy expense.

Information technology costs decreased by 4.48%, or $10 thousand, to $213 thousand in 2013, mainly due to decreased core processing charges.

Directors and advisory board fees increased by $13 thousand for the period ended March 31, 2012 to $83 thousand. The increase reflects an increased number of meetings held during the period. Professional fees increased by $61 thousand in 2013 compared to 2012 due to the increased use of consultants and audit expenses. OREO expenses decreased $66 thousand during the period.

In the first quarter of 2013, FDIC insurance premiums decreased $33 thousand due to a decrease in our insurance rate.

Other expenses decreased $45 thousand for the three months ended March 31, 2013 from the three months ended March 31, 2012. The reduction in other expenses was primarily driven by a reduction in appraisal fees of $47 thousand.

Provision for Income Taxes. The Company recorded an income tax expense of $4 thousand for the three months ended March 31, 2013 and $12 thousand for the three months ended March 31, 2012. The overall effective rate increased from a tax expense of 7.84% in 2012 to a tax expense of 28.57% in 2013. The lower effective tax rate during 2012 was largely driven by permanent differences in non-taxable income in proportion to taxable income during the period.

ASSET QUALITY

Provision and Allowance for Loan Losses (ALLL). The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of March 31, 2013 and December 31, 2012, the allowance for loan losses was $3.5 million, which represented approximately 1.95% and 2.00% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus OREO and other repossessed assets, at March 31, 2013 were 4.56% of total assets compared to 4.18% at December 31, 2012.

Of the non-accruing loans totaling $8.7 million at March 31, 2013, 99.84% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. Troubled debt restructurings (“TDRs”) in compliance with the modified terms totaled $14.6 million or 69.44% of total TDRs at March 31, 2013. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company currently uses this Federal banking regulators guidance.

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due. Loans are charged-off, with Board approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except through foreclosure, have been exhausted. The Company continues its collection efforts subsequent to charge-off, which results in some recoveries each year. See Note 6 to the consolidated financial statements for additional discussion of loans and ALLL.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 25.12% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable US government agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $9.1 million in available borrowing capacity from the FHLB of Atlanta at March 31, 2013, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $697 thousand outstanding from the FHLB as of March 31, 2013. The maximum outstanding balance from FHLB at any time during the first quarter of 2013 was $703 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

Index M&F BANCORP, INC. AND SUBSIDIARY

The Company participates in the CDARS program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS brokered deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program and the largest continuing depositor has renewed annual $20 million in deposits for several years. There is no guarantee, however, this trend will continue. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by their federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Bank is required to obtain the non-objection of its regulators before engaging in any transactions that would materially change the composition of the Bank’s balance sheet. Also, the Bank’s Memorandum of Understanding with its regulators requires the Bank to maintain a tier 1 leverage capital ratio of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

The March 31, 2013 and December 31, 2012 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	March 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,745	18.70%	$15,718	8.00%	$19,647	10.00%
Bank	35,087	17.89	15,687	8.00	19,609	10.00
Tier 1 (to risk weighted assets)
Company	$34,276	17.45%	$7,859	4.00%	$11,788	6.00%
Bank	32,623	16.64	7,843	4.00	11,765	6.00
Tier 1 (to average total assets)
Company	$34,276	11.86%	$11,565	4.00%	$14,456	5.00%
Bank	32,623	11.39	11,459	4.00	14,324	5.00

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00%
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00%
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00%
Bank	32,483	11.02	11,786	4.00	14,733	5.00

Index M&F BANCORP, INC. AND SUBSIDIARY

Item 4 — Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), has concluded, based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and formats.

There were no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index M&F BANCORP, INC. AND SUBSIDIARY

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, the Company becomes involved in legal proceedings occurring in the ordinary course of business. Management believes there currently are no pending or threatened proceedings that are reasonably likely to result in a material effect on the Company’s consolidated financial condition or results of operations.

Index M&F BANCORP, INC. AND SUBSIDIARY

ITEM 6. EXHIBITS
The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Description of Exhibit

Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K Filed with the SEC on August 23, 2010.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on April 6, 2009.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(i)*	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

* Management contracts and compensatory arrangements.

Index M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: May 14, 2013	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

