Form 10-Q
period 2013-06-30
M&F BANCORP INC /NC/
filed 2013-08-13
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 13, 2013, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

2

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2013	2012
	(Unaudited)	**
ASSETS

Cash and cash equivalents	$30,326	$42,586
Investment securities available for sale, at fair value	56,133	60,811
Other invested assets	389	488
Loans, net of unearned income and deferred fees	173,837	175,222
Allowances for loan losses	(3,234)	(3,499)
Loans, net	170,603	171,723
Interest receivable	847	858
Bank premises and equipment, net	4,524	4,683
Cash surrender value of bank-owned life insurance	6,086	5,978
OREO	2,895	3,055
Deferred tax assets and taxes receivable, net	4,551	4,387
Other assets	6,176	1,530
TOTAL ASSETS	$282,530	$296,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$193,040	$205,921
Noninterest-bearing deposits	47,421	44,958
Total deposits	240,461	250,879
Other borrowings	887	2,937
Other liabilities	5,451	6,004
Total liabilities	246,799	259,820

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of June 30, 2013, and December 31, 2012	11,726	11,725
Common stock, no par value 10,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 2,031,337 shares issued and outstanding as of June 30, 2013 and December 31, 2012	8,732	8,732
Retained earnings	17,115	17,230
Accumulated other comprehensive loss	(1,842)	(1,408)
Total stockholders' equity	35,731	36,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$282,530	$296,099

See notes to consolidated financial statements. 3

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands except for share and per share data)	2013	2012	2013	2012
(Unaudited)
Interest income:
Loans, including fees	$2,478	$2,600	$4,911	$5,193
Investment securities, including dividends
Taxable	189	198	368	407
Tax-exempt	9	29	18	69
Other	11	34	36	73

Total interest income	2,687	2,861	5,333	5,742
Interest expense:
Deposits	174	216	363	468
Borrowings	2	16	3	39

Total interest expense	176	232	366	507
Net interest income	2,511	2,629	4,967	5,235
Less provision for loan losses	—	44	—	44

Net interest income after provision for loan losses	2,511	2,585	4,967	5,191

Noninterest income:
Service charges	322	331	618	661
Rental income	84	92	178	181
Cash surrender value of life insurance	57	50	108	100
Realized gain on sale of securities	—	134	—	189
Realized gain (loss) on sale of OREO	26	(27)	28	(26)
Gains at foreclosure	5	—	5	—
Other income	1	1	3	2
Total noninterest income	495	581	940	1,107

Noninterest expense:
Salaries and employee benefits	1,433	1,408	2,900	2,896
Occupancy and equipment	370	368	742	724
Directors fees	74	81	157	151
Marketing	46	53	88	89
Professional fees	211	242	492	459
Information technology	207	240	421	464
FDIC deposit insurance	126	128	228	264
OREO expense, net	218	48	253	149
Delivery expenses	45	49	84	101
Other	286	268	538	567
Total noninterest expense	3,016	2,885	5,903	5,864

Income (loss) before income taxes	(10)	281	4	434
Income tax expense (benefit)	(3)	98	1	108
Net income (loss)	(7)	183	3	326

Less preferred stock dividends and accretion	59	59	118	119

Net income (loss) available to common stockholders	$(66)	$124	$(115)	$207

Basic and diluted earnings (loss) per share of common stock:	$(0.03)	$0.06	$(0.06)	$0.10
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements. 4

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2013	2012	2013	2012

Net income (loss)	$(7)	$183	$3	$326

Other comprehensive loss:
Unrealized holding gains (losses) on securities available for sale	(596)	65	(672)	115
Tax Effect	230	(17)	238	(19)
Unrealized holding gains (losses) on securities available for sale, net of tax	(366)	48	(434)	96

Reclassification adjustments for realized gains	—	(134)	—	(189)
Tax Effect	—	25	—	25
Reclassification adjustments for realized gains, net of tax	—	(109)	—	(164)

Defined benefit pension plans:
Net periodic pension cost	90	106	180	213
Net pension gain (loss)	(90)	(106)	(180)	(213)
Tax effect	—	—	—	—
Defined benefit plan adjustment, net of tas	—	—	—	—

Other comprehensive loss, net of taxes	(366)	(61)	(434)	(68)

Comprehensive income (loss)	$(373)	$122	$(431)	$258

See notes to consolidated financial statements. 5

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2013 and 2012
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				326		326
Other comprehensive loss, net of tax					(68)	(68)
Dividends declared on preferred stock				(118)		(118)

Balances as of June 30, 2012	2,031,337	$8,732	$11,725	$17,587	$(1,507)	$36,537

Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				3		3
Other comprehensive loss, net of tax					(434)	(434)
Dividends declared on preferred stock				(117)		(117)

Balances as of June 30, 2013	2,031,337	$8,732	$11,726	$17,115	$(1,842)	$35,731

See notes to consolidated financial statements. 6

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
(Unaudited)

Cash flows from operating activities:
Net income	$3	$326
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	—	44
Depreciation and amortization	176	176
Amortization of discounts/premiums on investments, net	577	86
Loan purchase accounting amortization, net	43	87
Deferred loan origination fees and costs, net	94	88
Gains on sale of available for sale securities	—	(189)
Increase in cash surrender value of bank owned life insurance	(108)	(100)
Gain on foreclosure	(5)	—
Net gain sale of OREO	(28)	26
Writedown of OREO	165	—
Net changes in:
Accrued interest receivable and other assets	(1,550)	181
Other liabilities	(515)	(389)

Net cash provided by (used in) operating activities	(1,148)	336

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	4,755
Maturities and calls	—	670
Principal collections	9,093	3,839
Purchases	(5,663)	(26,896)
FHLB stock redemptions	99	119
Net (increase) decrease in loans	(4,093)	6,717
Purchases of bank premises and equipment	(56)	(100)
Payment of BOLI premium	—	(6)
Proceeds from sale of real estate owned	44	171

Net cash used in investing activities	(576)	(10,731)

Cash flows from financing activities:
Net decrease in deposits	(10,379)	(15,679)
Proceeds from other borrowings	62	788
Repayments of other borrowings	(102)	(690)
Cash dividends	(117)	(118)

Net cash used in financing activities	(10,536)	(15,699)

Net decrease in cash and cash equivalents	(12,260)	(26,094)

Cash and cash equivalents as of the beginning of the period	42,586	61,296

Cash and cash equivalents as of the end of the period	$30,326	$35,202

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$384	$622
Income taxes	$—	$—
Noncash Transactions:
Loans transferred to OREO	54	337
Net unrealized loss on investment securities available for sale, net of deferred income tax	$(434)	$(74)
Transfer of participation loans sold from other borrowings to loans	$(2,010)	$—
Loan transfer to other assets	$3,012	$—
Transfer between fixed assets and non-interest bearing deposit account	$(39)	—
Accrection of Series B preferred stock	$1	$1

See notes to consolidated financial statements. 8

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) amended the Comprehensive Income topic of the Accounting Standards Codification (“ASC”) in February 2013. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The adoption of these amendments did not have a material effect on the consolidated financial statements of the Company, although new disclosures are included in these consolidated financial statements.

On April 22, 2013, the FASB issued guidance addressing application of the liquidation basis of accounting. The guidance is intended to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments will be effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein and those requirements should be applied prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The Company does not expect these amendments to have any effect on its financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of June 30, 2013 and December 31, 2012, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $56.1 million and $60.8 million as of June 30, 2013 and December 31, 2012, respectively. Securities with a fair value of $1.1 million were pledged to the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and an additional $3.7 million and $14.7 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer, respectively, as collateral for public deposits at June 30, 2013. Securities with a fair value of $1.1 million were pledged to the Federal Reserve Bank and an additional $4.9 million and $2.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2012. Our investment portfolio consists of the following securities:

•	U.S. government agency securities ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2013 and December 31, 2012 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
June 30, 2013
US government agencies	$2,000	$—	$(108)	$1,892
Government sponsored MBS
Residential	52,654	303	(206)	52,751
Municipal securities
North Carolina	1,491	34	(35)	1,490
Total at June 30, 2013	$56,145	$337	$(349)	$56,133

December 31, 2012
US government agencies	$1,322	$5	—	$1,327
Government sponsored MBS
Residential	57,333	627	(29)	57,931
Municipal securities
North Carolina	1,497	56	—	1,553
Total at December 31, 2012	$60,152	$688	$(29)	$60,811

Sales and calls of securities available-for-sale for the three months ended June 30, resulted in aggregate gross realized gains of $134 thousand during 2012 compared to none during the comparable period in 2013. During the same three-month periods, the Company realized no gross losses. Sales and calls of securities available-for-sale for the six months ended June 30, resulted in aggregate gross realized gains of $189 thousand during 2012 compared to none during the comparable period in 2013. During the same six-month periods, the Company realized no gross losses.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The amortized cost and estimated market values of securities as of June 30, 2013 and December 31, 2012 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

(Dollars in thousands)	As of June 30, 2013
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due after five years through ten years	$1,892	$2,000
Total US government agencies	$1,892	$2,000
Government sponsored MBS
Residential
Due within one year	$15,869	$15,824
Due after one year through five years	26,178	26,119
Due after five years through ten years	7,218	7,222
Due after ten years	3,486	3,489
Total government sponsored MBS	$52,751	$52,654
Municipal bonds
North Carolina
Due within one year	$480	$466
Due after one year through five years	443	424
Due after five years through ten years	567	601
Total North Carolina municipal bonds	$1,490	$1,491

(Dollars in thousands)	As of December 31, 2012
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,005	$1,000
Due after one year through five years	322	322
Total US government agencies	$1,327	$1,322
Government sponsored MBS
Residential
Due after one year through five years	$135	$126
Due after five years through ten years	171	161
Due after ten years	57,625	57,046
Total government sponsored MBS	$57,931	$57,333
Municipal bonds
North Carolina
Due within one year	$488	$466
Due after one year through five years	458	425
Due after five years through ten years	607	606
Total North Carolina municipal bonds	$1,553	$1,497

All securities owned as of June 30, 2013 and December 31, 2012 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2012 or the first six months of 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

As of June 30, 2013 and December 31, 2012, the Company held 29 and 11 investment positions, respectively, with unrealized losses of $349 thousand and $29 thousand, respectively. These investments were in U.S. government agencies, government sponsored MBS and municipal bonds. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and will not likely be required to sell.

As of June 30, 2013 and December 31, 2012, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
US government agencies	$1,892	$(108)	$—	$—	$1,892	$(108)
Government sponsored MBS
Residential	21,255	(206)	21	—	21,276	(206)
Municipal securities
North Carolina	567	(35)	—	—	567	(35)
Total at June 30, 2013	$23,714	$(349)	$21	$—	$23,735	$(349)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Government sponsored MBS
Residential	$8,027	$(29)	$21	$—	$8,048	$(29)
Total at December 31, 2012	$8,027	$(29)	$21	$—	$8,048	$(29)

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

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.15% of its total assets as of December 31 of the prior year (up to a maximum of $20.0 million and $26.0 at June 30, 2013 and December 31, 2012, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other invested assets, as of June 30, 2013 and December 31, 2012 was $389 thousand and $488 thousand, respectively. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of June 30, 2013 and December 31, 2012, as redemption has historically been at cost. The FHLB, of which the Bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of June 30, 2013 or December 31, 2012.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders. The Company's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
For the Three and Six Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)	Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of March 31, 2013	$358	$(1,834)	$(1,476)
Other comprehensive loss before reclassifications	(366)	—	(366)
Amounts reclassified from acumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(366)	—	(366)
Balance as of June 30, 2013	$(8)	$(1,834)	$(1,842)

Balance as of December 31, 2012	$426	$(1,834)	$(1,408)
Other comprehensive loss before reclassifications	(434)	—	(434)
Amounts reclassified from acumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(434)	—	(434)
Balance as of June 30, 2013	$(8)	$(1,834)	$(1,842)

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Allowance for Loan Losses (“ALLL”) for the three and six months of ended June 30, 2013 and 2012 and related asset balances at June 30, 2013 and December 31, 2012 is summarized as follows:

	For the Three Months Ended June 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of quarter balance	$76	$1,192	$1,278	$851	$27	$48	$29	$3,501
Charge-offs	—	(237)	—	(33)	—	(5)	—	(275)
Recoveries	—	2	—	4	(4)	6	—	8
Provision for loan losses	165	(151)	—	9	(1)	(6)	(16)	—
Balance at June 30, 2013	$241	$806	$1,278	$831	$22	$43	$13	$3,234

	For the Three Months Ended June 30, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of quarter balance	$64	$1,052	$1,107	$1,309	$46	$52	$67	$3,697
Charge-offs	—	—	—	(137)	(7)	—	—	(144)
Recoveries	—	—	—	80	2	—	—	82
Provision for loan losses	(3)	135	(16)	(9)	5	(1)	(67)	44
Balance at June 30, 2012	$61	$1,187	$1,091	$1,243	$46	$51	$—	$3,679

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	For the Six Months Ended June 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of year balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499
Charge-offs	—	(237)	—	(33)	(2)	(10)	—	(282)
Recoveries	—	2	—	8	1	6	—	17
Provision for loan losses	151	160	32	(81)	(7)	(7)	(248)	—
Balance at June 30, 2013	$241	$806	$1,278	$831	$22	$43	$13	$3,234

	For the Six Months Ended June 30, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of year balance	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
Charge-offs	—	(57)	—	(236)	(17)	—	—	(310)
Recoveries	—	—	1	88	6	—	—	95
Provision for loan losses	(287)	273	(38)	92	(5)	9	—	44
Balance at June 30, 2012	$61	$1,187	$1,091	$1,243	$46	$51	$—	$3,679

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	June 30, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$115	$321	$—	$—	$—	$436
Collectively evaluated for impairment	241	806	1,163	510	22	43	13	2,798
Total ending ALLL balance	$241	$806	$1,278	$831	$22	$43	$13	$3,234

Loans:
Loans individually evaluated for impairment	$—	$5,775	$15,918	$4,247	$13	$—	$—	$25,953
Loans collectively evaluated for imapirment	8,191	39,127	69,602	27,394	1,146	2,424	—	147,884
Total ending loans balance	$8,191	$44,902	$85,520	$31,641	$1,159	$2,424	$—	$173,837

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$87	$44	$349	$—	$—	$—	$480
Collectively evaluated for impairment	90	794	1,202	588	30	54	261	3,019
Total ending ALLL balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Loans:
Loans individually evaluated for impairment	$—	$4,837	$14,907	$2,443	$16	$—	$—	$22,203
Loans collectively evaluated for impairment	3,282	43,332	70,990	31,331	1,330	2,754	—	153,019
Total ending loans balance	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$—	$175,222

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Bank experienced $267 thousand and $62 thousand in net charge-offs for the three months ended June 30, 2013 and 2012, respectively. Annualized net charge-offs/(recoveries) as a percent of average loan balances outstanding totaled .61% and .14% during the three month periods ended June 30, 2013 and 2012, respectively. The Bank experienced $265 thousand in net charge-offs for the six months ended June 30, 2013 compared to $215 thousand in net loan charge-offs for the six months ended June 30, 2012. Annualized net charge-offs/(recoveries) as a percent of average loan balances outstanding totaled .30% and .24% during the six month periods ended June 30, 2013 and 2012, respectively, and 0.27% for the year ended December 31, 2012.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of June 30, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial	$8,191	$3,282
Commercial real estate:
Construction	3,208	3,621
Owner occupied	18,736	18,377
Other	22,958	26,171
Faith-based non-profit
Construction	—	2,344
Owner Occupied	79,001	76,418
Other	6,519	7,135
Residential real estate:
First mortgage	24,647	24,702
Multifamily	3,826	5,828
Home equity	3,168	3,161
Construction	—	83
Consumer	1,159	1,346
Other loans	2,424	2,754
Loans, net of deferred fees	173,837	175,222
ALLL	(3,234)	(3,499)
Loans, net of ALLL	$170,603	$171,723

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of June 30, 2013, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, comprised approximately 49.20% of the total loan portfolio and the reserve for these loans was 39.52% of the total allowance. Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the recent recession.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables show past due loans at June 30, 2013 and December 31, 2012:

June 30, 2013			90 Days
	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$5	$—	$—	$5	$8,186	$8,191
Commercial real estate:
Construction	—	—	—	—	3,208	3,208
Owner occupied	29	57	3,699	3,785	14,951	18,736
Other	—	494	86	580	22,378	22,958
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner Occupied	—	488	—	488	78,513	79,001
Other	—	—	—	—	6,519	6,519
Residential real estate:
First mortgage	339	192	2,003	2,534	22,113	24,647
Multifamily	—	—	—	—	3,826	3,826
Home equity	127	—	19	146	3,022	3,168
Construction	—	—	—	—	—	—
Consumer	2	—	—	2	1,157	1,159
Other loans	—	—	—	—	2,424	2,424
Total	$502	$1,231	$5,807	$7,540	$166,297	$173,837

December 31, 2012			90 Days
	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

At June 30, 2013 and December 31, 2012, the total recorded investment in impaired loans amounted to $26.0 million and $24.1 million, respectively. Of these impaired loans, $2.9 million and $5.5 million were on non-accrual at June 30, 2013 and December 31, 2012, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The recorded investment and related information for impaired loans is summarized as follows for June 30, 2013, June 30, 2012 and December 31, 2012:

	June 30, 2013
	At end of period			For Six Months Ended		For Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$221	$—	$147
Commercial real estate:
Construction	361	365	—	12	278	5	276
Owner occupied	795	559	—	17	525	9	468
Other	4,856	4,873	—	113	4,385	54	4,028
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	15,036	15,061	—	299	10,391	157	10,589
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,770	2,739	—	10	1,441	3	1,625
Multifamily	—	—	—	—	—	—	—
Home equity	9	9	—	—	60	—	28
Construction	—	—	—	—	—	—	—
Consumer	13	13	—	—	5	—	8
Impaired loans with no allowance recorded	$23,840	$23,619	$—	$451	$17,306	$228	$17,169

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	59	—	59
Other	—	—	—	—	501	—	501
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	882	885	115	34	324	27	435
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,408	1,412	294	—	836	—	1,013
Multifamily	—	—	—	—	—	—	—
Home equity	91	92	27	—	12	—	23
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$2,381	$2,389	$436	$34	$1,732	$27	$2,031
Impaired loans	$26,221	$26,008	$436	$485	$19,038	$255	$19,200

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	June 30, 2012
	At end of period			For Six Months Ended		For Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$1,567	$590	$—	$—	$590	$—	$590
Commercial real estate:
Construction	374	374	—	17	540	7	496
Owner occupied	724	724	—	20	890	12	726
Other	5,699	5,699	—	85	4,894	55	5,407
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	13,222	13,216	—	263	12,137	150	11,752
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	789	779	—	17	767	8	690
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with no allowance recorded	$22,375	$21,382	$—	$402	$19,818	$232	$19,661

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	10	378	5	—
Owner occupied	285	285	121	37	469	28	59
Other	2,027	2,026	229	—	228	—	501
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	433	433	37	17	907	10	435
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	672	673	238	3	415	1	1,013
Multifamily	—	—	—	—	—	—	—
Home equity	267	267	205	—	231	—	23
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	1	—	—
Impaired loans with allowance recorded	$3,684	$3,684	$830	$67	$2,629	$44	$2,031
Impaired loans	$26,059	$25,066	$830	$469	$22,447	$276	$21,692

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	December 31, 2012
	At end of period			For Period Ended
	Unpaid			Interest	Average
	Principal	Recorded	ALLL	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$295
Commercial real estate:
Construction	371	371	—	31	300
Owner occupied	530	530	—	38	635
Other	4,312	3,698	—	129	4,473
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,479	14,479	—	567	12,261
Other	—	—	—	—	1,611
Residential real estate:
First mortgage	814	814	—	19	2,671
Multifamily	—	—	—	—	—
Home equity	86	86	—	3	111
Construction	—	—	—	—	—
Consumer	16	16	—	—	4
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787	$22,361

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	238	238	87	15	60
Other	—	—	—	—	500
Faith based non-profit:
Construction	—	—	—	—	214
Owner occupied	428	428	44	30	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45	757
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90	$1,531
Impaired loans	$22,817	$22,203	$480	$877	$23,892

Impaired loans not included in the above December 31, 2012 table are recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. Total impaired loans were $24.1 million as of December 31, 2012.

The recorded investment in TDRs, which are included in total impaired loans, was $20.9 million, $24.2 million and $20.2 million at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

Reserve for Credit Losses - The Company's reserve for credit losses is comprised of two components, the ALLL and the reserve for unfunded commitments (the “Unfunded Reserve”).

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

A specific ALLL is established for loans identified as impaired or TDRs, based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310, Receivables. Loans identified as impaired and non-accruing TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs such as realtor fees, delinquent property taxes, and other miscellaneous recording fees and taxes. Generally, appraisals are considered current if performed within the past 12 months. At June 30, 2013, there were 87 loans evaluated based upon collateral dependency compared to 55 loans at December 31, 2012.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Company and the Bank are subject to periodic examination by their federal and state regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on the regulators' assessment of credit information available to them at the time of their examinations.

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $15.2 thousand and $54.4 thousand for June 30, 2013 and December 31, 2012, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012, respectively:

			90 Days
			or More
			Past Due
June 30, 3013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	69	3	3,631	4
Other	47	1	39	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	3,918	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,281	42	1,684	11
Multifamily	—	—	—	—
Home equity	15	4	19	1
Construction	—	—	—	—
Consumer	13	5	—	—
Other loans	—	—	—	—
Total	$7,343	58	$5,373	17

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

			90 Days
			or More
			Past Due
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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following is a breakdown of loans by risk categories at June 30, 2013 and December 31, 2012:

June 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$8,184	$—	$7	$—	$8,191
Commercial real estate:
Construction	2,662	—	546	—	3,208
Owner occupied	13,923	647	4,166	—	18,736
Other	18,420	962	3,576	—	22,958
Faith-based non-profit
Construction	—	—	—	—	—
Owner Occupied	62,000	5,529	11,472	—	79,001
Other	6,519	—	—	—	6,519
Residential real estate:
First mortgage	20,082	694	3,871	—	24,647
Multifamily	3,724	39	63	—	3,826
Home equity	2,895	—	273	—	3,168
Construction	—	—	—	—	—
Consumer	1,142	—	17	—	1,159
Other loans	2,424	—	—	—	2,424
Total	$141,975	$7,871	$23,991	$—	$173,837

December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubful	Total

Commercial	$3,274	$—	$8	$—	$3,282
Commercial real estate:
Construction	3,065	—	556	—	3,621
Owner occupied	13,379	3,151	1,847	—	18,377
Other	21,582	966	3,623	—	26,171
Faith-based non-profit
Construction	2,344	—	—	—	2,344
Owner Occupied	58,732	5,313	12,373	—	76,418
Other	7,059	76	—	—	7,135
Residential real estate:
First mortgage	19,465	1,731	3,506	—	24,702
Multifamily	5,702	63	63	—	5,828
Home equity	2,853	—	308	—	3,161
Construction	83	—	—	—	83
Consumer	1,323	2	21	—	1,346
Other loans	2,754	—	—	—	2,754
Total	$141,615	$11,302	$22,305	$—	$175,222

Loans Modified as a TDR - Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. Since the economic crisis began in 2008, management has elected to offer concessions to borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present TDRs as of June 30, 2013 and December 31, 2012.

	Troubled Debt Restructurings
	June 30, 2013
			Non-accrual		Total
	Accrual Status		Stauts		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$361	—	$—	2	$361
Owner occupied	3	489	—	—	3	489
Other	5	4,809	—	—	5	4,809
Faith-based non-profit:
Owner occpied	18	12,000	2	2,639	20	14,639
Residential real estate:
First mortgage	2	282	4	259	6	541
	30	$17,941	6	$2,898	36	$20,839

	Troubled Debt Restructurings
	December 31, 2012
			Non-accrual		Total
	Accrual Status		Stauts		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$371	—	$—	2	$371
Owner occupied	4	730	—	—	4	730
Other	5	3,648	—	—	5	3,648
Faith-based non-profit:
Owner occpied	17	9,666	4	5,241	21	14,907
Residential real estate:
First mortgage	2	285	4	309	6	594
	30	$14,700	8	$5,550	38	$20,250

No loans were restructured during the three or six months ended June 30, 2013 or during the three months ended June 30, 2012. During the six months ended June 30, 2012, there were two loans restructured totaling $1.4 million.

The following table shows loans newly restructured during the six months ended June 30, 2012.

	For the Six Months Ended
	June 30, 2012
		Pre-modification Outstanding	Post-Modification Oustanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Extended payment terms
Commercial real estate:
Owner occupied	1	$82	$82
Other	1	1,354	1,359
	2	$1,436	$1,441

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2013 and 2012.

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At June 30, 2013 and December 31, 2012, OREO totaled $2.9 million and $3.1 million, respectively.

8.	BORROWINGS

Borrowings as of June 30, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%. Borrowings as of December 31, 2012 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, a capital lease of $0.2 million with an interest rate of 1.60%, and $2.0 million in loan participations sold (that did not qualify for Sales Accounting under GAAP), with an effective interest rate of 4.45%. During the first quarter of 2013, loan participation agreements were updated to conform for Sales Accounting treatment; therefore, loan participations are now netted within the loans category.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at June 30, 2013 and December 31, 2012. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three and six months ended June 30, 2013. The Company had unused borrowing capacity with the FHLB of $6.1 million as of June 30, 2013 and $7.5 million as of December 31, 2012. In addition, the Company has the ability to borrow from the Federal Reserve Bank to the extent of investment securities pledged to the Federal Reserve.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

Financial instruments whose contract amounts represent credit risk as of June 30, 2013 and December 31, 2012, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at June 30, 2013 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments
Less than one year	$123	$10,008	$10,131
One to three years	86	5,283	5,369
Three to five years	71	8,147	8,218
More than five years	—	1,682	1,682
Total	$280	$25,120	$25,400

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

Assets measured at fair value on a recurring basis as of June 30, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
US government agencies	$1,892	$—	$1,892	$—
Government sponsored MBS
Residential	52,751	—	52,751	—
Non-Government sponsored MBS
North Carolina	1,490	—	1,490	—
Total	$56,133	$—	$56,133	$—

Assets measured at fair value on a recurring basis as of December 31, 2012 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
US government agencies	$1,327	$—	$1,327	$—
Government sponsored MBS
Residential	57,931	—	57,931	—
Municipal securities
North Carolina	1,553	—	1,553	—
Total	$60,811	$—	$60,811	$—

There were no recurring Level 3 Assets at June 30, 2013 or December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:
OREO	$2,895	$—	$—	$2,895
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial	5,797	—	—	5,797
Faith-based non-profit	15,831	—	—	15,831
Residential real estate	2,813	—	—	2,813
Consumer	13	—	—	13
Mortgage Servicing Rights	27	—	—	27
Total	$27,966	$—	$—	$27,966

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:
OREO	$3,055	$—	$—	$3,055
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial	—	—	—	—
Commercial real estate	4,749	—	—	4,749
Faith-based non-profit	14,863	—	—	14,863
Residential real estate	3,916	—	—	3,916
Consumer	16	—	—	16
Mortgage Servicing Rights	36	—	—	36
Total	$27,225	$—	$—	$27,225

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	June 30, 2013	Technique	Inputs	Input Value
Nonrecurring:
OREO	$2,895	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	24,454	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	27	discounted cash flows	PSA speed	426%
Total	$27,966		cost to service	6.00%
			discount rate	10.00%

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2012	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,055	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	23,544	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	36	discounted cash flows	PSA speed	426%
Total	$27,225		cost to service	6.00%
			discount rate	10.00%

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

As of June 30, 2013 and December 31, 2012, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	June 30, 2013
(Dollars in thousands)	Carrying	Estimated
(Unaudited)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,326	$30,326	$30,326	$—	$—
Marketable securities	56,133	56,133	—	56,133	—
Loans, net of allowances for loan losses	170,603	173,406			173,406
Accrued interest receivable	847	847	847	—

Liabilities:
Non-maturity deposits	$117,731	$117,731	117,731	—	—
Maturity deposits	122,730	122,269	—	122,269	—
Other borrowings	887	818	—	—	818
Accrued interest payable	101	101	101	—	—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	December 31, 2012
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2		Level 3

Assets:
Cash and cash equivalents	$42,586	$42,586	$42,586	$—		$—
Marketable securities	60,811	60,811	—	60,811		—
Loans, net of allowances for loan losses	171,723	175,041	—	—		175,041
Accrued interest receivable	858	858	858	—		—

Liabilities:
Non-maturity deposits	$116,276	$116,276	116,276	—		—
Maturity deposits	134,603	134,322	—	134,322	#	—
Other borrowings	2,937	2,871	—	—		2,871
Accrued interest payable	119	119	119	—		—

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

It is expected that the Dodd-Frank Act and the regulations it requires could increase the non-interest expense and compliance costs of the Bank and comparable financial institutions. Although neither the possible increase in the Bank’s non-interest expense and compliance costs, nor any one or more of the other aspects of Dodd-Frank Act discussed above, may have a material effect upon the Company’s future financial performance by themselves, the specific impact of the Dodd-Frank Act cannot be determined with specificity until after all required or otherwise proposed regulations are issued in final form. We believe that our operating income will be adversely affected, as will the operating expenses of other community financial institutions, in the future as a consequence of the implementation of the Dodd-Frank Act. Because of the current uncertainty about the schedule of implementation, the breadth of the regulations expected to be issued, and other similar factors, we cannot quantify the amount of any adverse impact.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended June 30, 2013.

•	Net loss before preferred stock dividends was $7 thousand for the three months ended June 30, 2013 compared to net income of $183 thousand for the three months ended June 30, 2012. For the three months ended June 30, 2013, net loss available to common stockholders was $66 thousand or $.03 per common share. For the three months ended June 30, 2012, net income available to common stockholders was $124 thousand or $0.06 per common share.
•	Interest income on loans decreased by $122 thousand or 4.69%, while interest income on investments and cash decreased $52 thousand resulting in total interest income being $2.7 million – a decrease of $174 thousand over the comparable period in 2012. Average loans outstanding for the three months ended June 30, 2013 decreased $827 thousand from June 30, 2012, and the rate for average loan interest earned decreased 25 basis points compared to June 30, 2012.
•	Interest expense on deposits decreased $42 thousand, while interest expense on borrowings decreased by $14 thousand, resulting in total interest expense being $56 thousand less in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Average interest-bearing deposits outstanding decreased $10.9 million compared to the three months ended June 30, 2012, and the average cost of those deposits decreased 6 basis points (“bps”) in the three months ended June 30, 2013 compared to the same period in June 30, 2012. Average borrowings in the three months ended June 30, 2013 decreased $2.0 million compared to June 30, 2012, and the cost of those borrowings decreased 132 bps over the comparable period.
•	Net interest income, due to the above factors, decreased $118 thousand for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The net interest margin, on a tax equivalent (“TE”) basis for the three months ended June 30, 2013 was 3.92% compared to 3.83% for the three months ended June 30, 2012, an increase of 9 bps.
•	The balance of the ALLL as a percentage of loans outstanding decreased slightly in 2013 to 1.86% as of June 30, 2013 compared to 2.00% as of December 31, 2012. Loans outstanding decreased $1.4 million from December 31, 2012, and net charge-offs were $267 thousand during the three months ended June 30, 2013 compared to net charge-offs of $62 thousand during the three months ended June 30, 2012. No provision for loan losses was made during second quarter ended June 30, 2013 compared to a provision of $44 thousand during the comparable period in 2012.
•	Noninterest income decreased by $86 thousand in the second quarter of 2013 compared to the same period in 2012, mainly due to realized gains on the sales of investment securities of $134 thousand in the 2012 period compared to none during the 2013 period, partially offset with $26 thousand in realized gain on the sale of OREO during 2013 compared to a $27 thousand realized loss on the sale of OREO during 2012.
•	Noninterest expense increased $131 thousand in the second quarter of 2013 compared to the same period in 2012 primarily driven by increases in net OREO expense, which increased $170 thousand. The increase was partially offset by decreases in directors fees, marketing, professional fees and information technology.
•	Preferred stock dividends and accretion in the quarters ended June 30, 2013 and 2012 were $59 thousand. The dividend yield for the three months ended June 30, 2013 and 2012 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the six months ended June 30, 2013.

•	Net income before preferred stock dividends was $3 thousand for the six months ended June 30, 2013 compared to net income of $326 thousand for the six months ended June 30, 2012. For the six months ended June 30, 2013, net loss available to common stockholders was $115 thousand or $0.06 per common share. For the six months ended June 30, 2012, net income available to common stockholders was $207 thousand or $0.10 per common share.
•	Interest income on loans decreased by $282 thousand or 5.43%, while interest income on investments and cash decreased $127 thousand resulting in total interest income being $5.3 million – a decrease of $409 thousand over the comparable period in 2012. Average loans outstanding for the six months ended June 30, 2013 decreased $5.0 million from June 30, 2012, and the rate for average loan interest earned decreased 16 bps compared to June 30, 2012.
•	Interest expense on deposits decreased $105 thousand, while interest expense on borrowings decreased $36 thousand, resulting in total interest expense being $141 thousand less in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Average interest-bearing deposits outstanding decreased $9.6 million compared to the six months ended June 30, 2012, and the average cost of those deposits decreased 8 bps in the six months ended June 30, 2013 compared to the same period in 2012. Average borrowings in the six months ended June 30, 2013 decreased $1.0 million compared to June 30, 2012, and the cost of those borrowings increased 235 bps during the comparable period.
37

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
•	Net interest income, due to the above factors, decreased $268 thousand for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The net interest margin, on a tax equivalent (“TE”) basis for the six months ended June 30, 2013 and 2012 was 3.76%.
•	The balance of the ALLL as a percentage of loans outstanding decreased slightly in 2013 to 1.86% as of June 30, 2013 compared to 2.00% as of December 31, 2012. Loans outstanding decreased $1.4 million from December 31, 2012, and net charge-offs were $265 thousand during the six months ended June 30, 2013 compared to net charge-offs of $215 thousand during the six months ended June 30, 2012. No provision for loan losses was made during six months ended June 30, 2013 compared to a provision of $44 thousand during the comparable period in 2012.
•	Noninterest income decreased by $167 thousand during the six months ended June 30, 2013 compared to the same period in 2012, mainly due to realized gains on the sales of investment securities of $189 thousand in the 2012 period compared to none during the 2013 period, partially offset with $28 thousand in realized gain on the sale of OREO during 2013 compared to $26 thousand realized loss on the sale of OREO during 2012.
•	Noninterest expense increased $39 thousand in 2013 compared to the same period in 2012 primarily driven by increases in occupancy, net OREO expense, and professional fees. These increases were partially offset by decreases in information technology, FDIC deposit insurance, and delivery expenses.
•	Preferred stock dividends and accretion for the six months ended June 30, 2013 and 2012 were $118 thousand and $119 thousand, respectively. The dividend yield for the six months ended June 30, 2013 and 2012 was 2.00%.

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

•	ALLL – The Company records an estimated ALLL for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Foreclosed Assets - Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

•	Fair Value Estimates- Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets. Total assets decreased from $296.1 million at December 31, 2012 to $282.5 million at June 30, 2013. The largest component of asset decline was in cash and cash equivalents, which decreased $12.3 million from December 31, 2012 to June 30, 2013. The decrease in cash was primarily caused by the decrease of $10.4 million in total deposits. Investment securities decreased by $4.7 million, primarily due to $577 thousand net premium amortization during the period and investment maturities of $9.1 million, partially offset by $5.7 million in investment purchases. Gross loans decreased $1.4 million primarily due to the disposition of a $3.0 million loan participation, partially offset with the issuance of new loans. Other real estate owned (“OREO”) decreased slightly from $3.1 million at December 31, 2012 to $2.9 million at June 30, 2013.

Liabilities. Total liabilities decreased from $259.8 million at December 31, 2012 to $246.8 million at June 30, 2013. The change was primarily driven by an $11.0 million decrease in Bank’s time deposits greater than $100,000 – primarily Certificate of Deposit Account Registry Service (“CDARS”) deposits, which are subject to significant seasonal volatility. Other borrowings decreased by $2.1 million, primarily due to the reclassification of previously non-qualifying loan participation purchases not meeting the treatment for Sale Accounting under GAAP.

Stockholders’ Equity. Total consolidated stockholders’ equity decreased from $36.3 million at December 31, 2012 to $35.7 million at June 30, 2013. For the six months ended June 30, 2013, the net decrease in retained earnings was primarily comprised of $3 thousand of net income, offset by dividends and accretion on preferred stock of $118 thousand. The Company did not pay a common stock dividend during the six months ended June 30, 2013. Accumulated other comprehensive loss represents the unrealized gain or loss on available-for-sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss totaled $1.8 million at June 30, 2013 compared to $1.4 million at December 31, 2012.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared with three months ended June 30, 2012

•	Net loss before preferred stock dividends was $7 thousand and $183 thousand for the three months ended June 30, 2013 and 2012, respectively. Net loss available to common stockholders for the three months ended June 30, 2013 was $66 thousand or $.03 per share. Net income available to common stockholders for the three months ended June 30, 2012 was $124 thousand or $0.06 per share.
39

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
•	Net operating income before income taxes and preferred dividends for the three months ended June 30, 2013 and 2012 was $10 thousand and $281 thousand respectively.
o	Net interest margin increased from 3.83% for the three months ended June 30, 2012 to 3.92% for the three months ended June 30, 2013 due to:
▪	Average loans outstanding decreased $827 thousand the second quarter of 2013 over the comparable period in 2012, while average yield decreased 25 bps to 5.54%. The combined effect resulted in a $122 thousand decrease in interest income from loans.
▪	Average interest bearing deposits outstanding decreased $10.9 million in the second quarter of 2013 over the comparable period in 2012. Interest expense declined by $56 thousand during the three months ended June 30, 2013 compared to the same period in 2012 due to an 6 bps reduction in the average yield on deposits coupled with a decrease in average balances outstanding.
▪	Average borrowings outstanding decreased $14 thousand from the 2012 average balance, and the average rate paid on borrowings decreased from 2.21% in the second quarter of 2012 to .89% in the comparable period in 2013.
o	Noninterest income decreased $86 thousand in the second quarter of 2013 from the comparable period in 2012, predominantly due to the realized gains on the sales of investment securities of $134 thousand in the second quarter of 2012 compared to none during the comparable period in 2013, partially offset by an increase of $8 thousand in rental income and a $5 thousand realized gain at foreclosure.
o	Noninterest expense increased $131 thousand in 2013 compared to the same period in 2012 primarily driven by a $170 thousand increase in net OREO expenses and $25 thousand in salaries and employee benefits, partially offset with a $33 thousand decrease in information technology and $18 thousand in other expenses.
o	Preferred stock dividends and accretion in the quarters ended June 30, 2013 and 2012 were $59 thousand. Dividend yield for the three months ended June 30, 2013 and 2012 was 2.00%.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $118 thousand, or 4.49%, from $2.6 million for the three months ended June 30, 2012, to $2.5 million for the three months ended June 30, 2013. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the three months ended June 30, 2013 was $256.7 million, down 7.25% compared to $276.7 million for the three months ended June 30, 2012. On a fully TE basis, net interest margin was 3.92% and 3.83% for the three months ended June 30, 2013 and June 30, 2012, respectively. The net interest spread increased 13 bps to 3.83% for the three months ended June 30, 2013 from 3.70% for the three months ended June 30, 2012. The yield on average interest-earning assets was 4.20% and 4.16% for the three months ended June 30, 2013 and June 30, 2012, respectively, an increase of 4 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.37% and 0.46%, respectively, a decrease of 9 bps due to the ongoing low interest rate environment.

Interest income decreased 6.08% for the three months ended June 30, 2013 to $2.7 million from $2.9 million for the three months ended June 30, 2012. The average balances of loans, which had overall yields of 5.54% for the three months ended June 30, 2013 and 5.79% for the three months ended June 30, 2012, respectively, decreased from $179.7 million for the three months ended June 30, 2012 to $178.9 million for the three months ended June 30, 2013. The average balance of investment securities increased $12.8 million from $45.4 million for the three months ended June 30, 2012 to $58.2 million for the three months ended June 30, 2013. The TE yield on investment securities decreased from 2.16% for the three months ended June 30, 2012 to 1.40% for the three months ended June 30, 2013. The average balances of federal funds and other short-term investments decreased from $51.6 million for the three months ended June 30, 2012 to $19.6 million for the three months ended June 30, 2013. The average yield in this category was 0.22% and 0.26% during the second quarter of 2013 and 2012, respectively.

Interest expense decreased 24.14% for the three months ended June 30, 2013 to $176 thousand from $232 thousand for the three months ended June 30, 2012. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $198.8 million for the three months ended June 30, 2012 to $187.9 million for the three months ended June 30, 2013. The average rate paid on interest-bearing deposits decreased 6 bps from 0.43% for the three months ended June 30, 2012 to 0.37% for the three months ended June 30, 2013.

The average rate on borrowings decreased from 2.21% for the three months ended June 30, 2012 to .89% for the three months ended June 30, 2013. The average borrowings outstanding decreased $2.0 million from the $2.9 million during three months ended June 30, 2012 to $0.9 million during the three months ended June 30, 2013. The interest expense on borrowed funds decreased $14 thousand to $2 thousand in the second quarter of 2013 compared to the same period in 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2013 and 2012
(Dollars in thousands)	2013			2012
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$178,918	$2,478	5.54%	$179,745	$2,600	5.79%
Taxable securities	57,281	189	1.32	42,385	198	1.87
Nontaxable securities(2)	890	9	6.58	2,994	29	6.30
Federal funds sold and other interest on short-term investments	19,575	11	0.22	51,594	34	0.26
Total interest earning assets	256,664	2,687	4.20%	276,718	2,861	4.16%
Cash and due from banks	2,670			2,181
Other assets	20,699			20,701
Allowance for loan losses	(3,415)			(3,756)
Total assets	$276,618			$295,844

Liabilities and Equity
Savings deposits	$49,647	$20	0.16%	$55,217	$28	0.20%
Interest-bearing demand deposits	21,817	4	0.07	22,992	8	0.14
Time deposits	116,484	150	0.52	120,594	180	0.60
Total interest-bearing deposits	187,948	174	0.37	198,803	216	0.43
Borrowed funds	899	2	0.89	2,902	16	2.21
Total interest-bearing liabilities	188,847	176	0.37%	201,705	232	0.46%
Non-interest-bearing deposits	45,935			51,906
Other liabilities	5,810			5,697
Total liabilities	240,592			259,308
Stockholders' equity	36,026			36,536
Total liabilities and stockholders' equity	$276,618			$295,844

Net interest income		$2,511			$2,629

Non-taxable securities		9			29
Tax equivalent adjustment (3)		6			18

Tax equivalent net interest income		$2,517			$2,647
Net interest spread (4)			3.83%			3.70%
Net interest margin (5)		3.92%			3.83%

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

Provision for loan losses. The provision for loan losses amounted to $0 and $44 thousand for the three months ended June 30, 2013 and 2012, respectively. The amount of the provision for loan losses decreased in 2013 primarily because of a decrease in historical loss ratios uses to calculate the allowance for loan losses on performing loans in 2013 and a decrease of $1.4 million in loans outstanding.

Noninterest Income. Noninterest income decreased 14.80%, or $86 thousand, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. During the second quarter of 2012, the Company realized $134 thousand from gains on the sales of investment securities, compared to none during the comparable period in 2013. Service charge income decreased by $9 thousand primarily due to lower fees earned from overdraft and non-sufficient-fee (“NSF”) income, which is customer activity based. Rental income increased by $8 thousand for the three months ended June 30, 2013 when compared to the same period in 2012. The increase in rental income was driven by higher occupancy rates during the second quarter of 2013 as compared to the same period in 2012. The Company realized net gains of $26 thousand on the sales of OREO during the second quarter of 2013 compared to net losses of $27 thousand during the same period in 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 4.54% to $3.0 million for the three months ended June 30, 2013 from $2.9 million for the three months ended June 30, 2012.

Salaries and employee benefits expenses for the three months ended June 30, 2013 and June 30, 2012 were $1.4 million.

Occupancy expense increased $2 thousand in the three months ended June 30, 2013 from the same period in 2012. Increases in security services and depreciation and insurance led to the increase in occupancy expense.

Information technology costs decreased by 13.75%, or $33 thousand, to $207 thousand during the second quarter of 2013, mainly due to decreased core processing and communications charges.

Directors and advisory board fees decreased by $7 thousand for the period ended June 30, 2013 to $74 thousand. The decrease reflects a decreased number of meetings held during the period. Professional fees decreased by $31 thousand in 2013 compared to 2012 due to the decreased use of consultants, legal and audit expenses. OREO expenses increased $170 thousand during the period as a result of valuation adjustments on OREO.

In the second quarter of 2013, FDIC insurance premiums decreased $2 thousand due to a decrease in the Bank’s insurance rate and lower average deposits.

Other expenses increased $18 thousand for the three months ended June 30, 2013 from the three months ended June 30, 2012. The increase was primarily driven by increases in supplies, franchise taxes and miscellaneous expenses, partially offset with decreases in training and development and bankers blanket bond insurance.

Provision for Income Taxes. The Company recorded an income tax benefit of $3 thousand for the three months ended June 30, 2013 and $98 thousand provision for income taxes for the three months ended June 30, 2012. The overall effective rate was of 30.00% and 34.83% for the quarters ended June 30, 2013 and 2012. The lower effective tax rate during 2013 was largely driven by permanent differences in non-taxable income in proportion to taxable income during the period.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

•	Net income before preferred stock dividends was $3 thousand and $326 thousand for the six months ended June 30, 2013 and 2012, respectively. Net loss available to common stockholders for the six months ended June 30, 2013 was $115 thousand or $0.06 per share. Net income available to common stockholders for the six months ended June 30, 2012 was $207 thousand or $0.10 per share.
•	Net operating income before income taxes and preferred dividends for the six months ended June 30, 2013 and 2012 was $4 thousand and $434 thousand respectively.
o	Net interest margin remained unchanged at 3.76% for the six months ended June 30, 2013 and 2012 due to:
▪	Average loans outstanding decreased $5.0 million in the six months of 2013 over the comparable period in 2012, and the average yield decreased 16 bps to 5.56%. The combined effect resulted in a $282 thousand decrease in interest income from loans.
▪	Average interest bearing deposits outstanding decreased $9.6 million during the six months of 2013 over the comparable period in 2012. Interest expense declined by $106 thousand during the six months ended June 30, 2013 compared to the same period in 2012 due to an 8 bps reduction in the average yield on deposits coupled with a decrease in average balances outstanding.
▪	Average borrowings outstanding decreased $1.0 million from the 2012 average balance, and the average rate paid on borrowings decreased from 2.66% during the six months of 2012 to 0.31% in during the comparable period in 2013.
o	Noninterest income decreased $167 thousand during the six month period ending June 30, 2013 from the comparable period in 2012, predominantly due to the realized gain on the sale of investment securities of $189 thousand in the period ended June 30, 2012 compared to none during comparable period in 2013, partially offset with $28 realized gain on the sale of OREO during the six month period ended June 30, 2013 compared to $26 thousand realized loss on the sale of OREO during the comparable period in 2012.
42

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued
o	Noninterest expense increased $39 thousand in 2013 compared to the same period in 2012 primarily driven by a $104 thousand increase in OREO expenses and a $33 thousand increase in professional fees, partially offset with lower information technology, FDIC deposit insurance and delivery expenses.
o	Preferred stock dividends and accretion during the periods ended June 30, 2013 and 2012 were $118 thousand and $119 thousand, respectively. Dividend yield for the six months ended June 30, 2013 and 2012 was 2.00%.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $268 thousand, or 5.12%, from $5.2 million for the six months ended June 30, 2012, to $5.0 million for the six months ended June 30, 2013. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. Average earning assets for the six months ended June 30, 2013 was $264.7 million, down 5.82% compared to $281.1 million for the six months ended June 30, 2012. On a fully TE basis, net interest margin was 3.76% for the six months ended June 30, 2013 and 2012. The net interest spread increased 4 bps to 3.67% for the six months ended June 30, 2013, from 3.63% for the six months ended June 30, 2012. The yield on average interest-earning assets was 4.04% and 4.12% for the six months ended June 30, 2013 and 2012, respectively, a decrease of 8 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.37% and 0.49%, respectively, a decrease of 12 bps due to the ongoing low interest rate environment.

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Interest income decreased 7.12% for the six months ended June 30, 2013 to $5.3 million from $5.7 million for the six months ended June 30, 2012. The average balance of loans, which had overall yields of 5.56% for the six months ended June 30, 2013 and 5.72% for the six months ended June 30, 2012, respectively, decreased from $181.6 million for the six months ended June 30, 2012 to $176.6 million for the six months ended June 30, 2013. The average balance of investment securities increased $17.7 million from $42.0 million for the three months ended June 30, 2012 to $59.7 million for the six months ended June 30, 2013. The TE yield on investment securities decreased from 2.47% for the six months ended June 30, 2012 to 1.33% for the six months ended June 30, 2013. The average balances of federal funds and other short-term investments decreased from $57.4 million for the six months ended June 30, 2012 to $28.4 million for the six months ended June 30, 2013. The average yield in this category was 0.25% during the six month periods of 2013 and 2012.

Interest expense decreased 27.81% for the six months ended June 30, 2013 to $366 thousand from $507 thousand for the six months ended June 30, 2012. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $202.6 million for the six months ended June 30, 2012 to $192.9 million for the six months ended June 30, 2013. The average rate paid on interest-bearing deposits decreased 8 bps from 0.46% for the six months ended June 30, 2012 to 0.38% for the three months ended June 30, 2013, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 2.66% for the six months ended June 30, 2012 to 0.31% for the six months ended June 30, 2013. The average borrowings outstanding decreased $1.0 million from $2.9 million for the six months ended June 30, 2012 to $1.9 million for the six months ended June 30, 2013. The interest expense on borrowed funds decreased from $39 thousand for 2012 to $3 thousand for 2013.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2013 and 2012
(Dollars in thousands)	2013			2012
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$176,631	$4,911	5.56%	$181,625	$5,193	5.72%
Taxable securities	58,820	368	1.25	38,596	407	2.11
Nontaxable securities(2)	891	18	6.58	3,445	69	6.52
Federal funds sold and other interest on short-term investments	28,359	36	0.25	57,391	73	0.25
Total interest earning assets	264,701	5,333	4.04%	281,057	5,742	4.12%
Cash and due from banks	2,794			2,263
Other assets	20,777			20,794
Allowance for loan losses	(3,469)			(3,826)
Total assets	$284,803			$300,288

Liabilities and Equity
Savings deposits	$50,918	$42	0.16%	$55,510	$61	0.22%
Interest-bearing demand deposits	23,140	9	0.08	24,542	16	0.13
Time deposits	118,882	312	0.52	122,506	391	0.64
Total interest-bearing deposits	192,940	363	0.38	202,558	468	0.46
Borrowed funds	1,910	3	0.31	2,930	39	2.66
Total interest-bearing liabilities	194,850	366	0.38%	205,488	507	0.49%
Non-interest-bearing deposits	47,988			52,515
Other liabilities	5,890			5,791
Total liabilities	248,728			263,794
Stockholders' equity	36,075			36,494
Total liabilities and stockholders' equity	$284,803			$300,288

Net interest income		$4,967			$5,235

Non-taxable securities		18			69
Tax equivalent adjustment (3)		11			43

Tax equivalent net interest income		$4,978			$5,278
Net interest spread (4)			3.66%			3.63%
Net interest margin (5)		3.76%			3.76%

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

Provision for loan losses. As of June 30, 2013 and December 31, 2012, the ALLL was $3.2 million and $3.5 million, respectively, which represented approximately 1.86% and 2.00% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new system resulted in a variance of approximately $261 thousand at December 31, 2012. Management elected to retain the variance as an unallocated reserve as the team continued to validate and integrate nuances in the new system. During the six months ended June 30, 2013, management determined it was comfortable with the model’s calculation methodology and therefore allocated a significant portion of the previously unallocated reserve to accommodate qualitative and quantitative adjustments in the loan portfolio for the quarter. At June 30, 2013, the unallocated reserve totaled $13 thousand. For the six months ended June 30, 2013, the there was no provision for loan losses compared to $44 thousand during the comparable 2012 period. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

Noninterest Income. Noninterest income decreased 15.09%, or $167 thousand, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company realized $189 thousand from gains on the sales of investment securities, compared to none during the comparable period in 2013. Service charge income decreased by $43 thousand primarily due to lower fees earned from overdraft and NSF income, which is customer activity based. The Company realized $28 thousand in gain on sale of OREO during the six months ended June 30, 2013 compared to a net loss of $26 thousand during the comparable period in 2012.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense remained at $5.9 million for the six months ended June 30, 2013 and 2012.

Salaries and employee benefits expenses for the six months ended June 30, 2013 and 2012 were $2.9 million.

Occupancy expense increased $18 thousand in the six months ended June 30, 2013 from the same period in 2012. Increases in security services and building maintenance and repairs led to the increase in occupancy expense.

Information technology costs decreased by 9.27%, or $43 thousand to $421 thousand during the six months ended June 30, 2013, mainly due to decreased communications and supplies expense.

Directors and advisory board fees increased by $6 thousand for the period ended June 30, 2012 to $157 thousand. The increase reflects an increased number of meetings held during the period. Professional fees increased by $33 thousand in 2013 compared to 2012 due to the increased use of consultants, partially offset with lower legal expenses. OREO expenses increased $104 thousand during the period.

During the six month period of 2013, FDIC insurance premiums decreased $36 thousand due to a decrease in our insurance rate and lower average deposits.

Other expenses decreased $29 thousand for the six months ended June 30, 2013 from the six months ended June 30, 2012. The reduction in other expenses was primarily driven by a reduction in appraisal fees of $45 thousand and training and development expenses of $29 thousand, partially offset by increases in miscellaneous expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $1 thousand for the six months ended June 30, 2013 and $108 thousand for the six months ended June 30, 2012. The overall effective rate was 25.00% and 24.88% for the six months ended June 30, 2013 and 2012, respectively.

ASSET QUALITY

Provision and Allowance for Loan Losses (ALLL). The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of June 30, 2013 and December 31, 2012, the allowance for loan losses was $3.2 million, which represented approximately 1.86% and 2.00% of total loans outstanding on those respective dates. Nonperforming assets, defined as non-accruing loans plus OREO and other repossessed assets, at June 30, 2013 were 3.83% of total assets compared to 4.18% at December 31, 2012.

Of the non-accruing loans totaling $7.3 million at June 30, 2013, 99.82% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. Troubled debt restructurings (“TDRs”) on accrual status at June 30, 2012 totaled $17.9 million or 86.09% of total TDRs. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows guidance provided by its Federal banking regulators.

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

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

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 30.96% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable US government agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $6.1 million in available borrowing capacity from the FHLB of Atlanta at June 30, 2013, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $692 thousand outstanding from the FHLB as of June 30, 2013. The maximum outstanding balance from FHLB at any time during the first six months of 2013 was $703 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Management’s Discussion and Analysis of Financial Condition and Results of Operations, continued

The June 30, 2013 and December 31, 2012 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	June 30, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,408	18.78%	$15,513	8.00%	$19,391	10.00%
Bank	34,878	18.02	15,483	8.00	19,354	10.00
Tier 1 (to risk weighted assets)
Company	$33,974	17.52%	$7,756	4.00%	$11,635	6.00%
Bank	32,449	16.77	7,742	4.00	11,612	6.00
Tier 1 (to average total assets)
Company	$33,974	12.47%	$10,899	4.00%	$13,624	5.00%
Bank	32,449	11.93	10,878	4.00	13,597	5.00

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00
Bank	32,483	11.02	11,786	4.00	14,733	5.00

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

M&F Bancorp, Inc.

Date: August 13, 2013	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC.

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

