Form 10-Q
period 2013-09-30
M&F BANCORP INC /NC/
filed 2013-11-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2013	2012
	(Unaudited)	**
ASSETS

Cash and cash equivalents
Cash and due from banks	$3,403	$2,527
Interest-bearing deposits	22,959	40,059
Federal Funds Sold	3,000	—
Total cash and cash equivalents	29,362	42,586
Investment securities available for sale, at fair value	57,938	60,811
Other invested assets	389	488
Loans, net of unearned income and deferred fees	187,156	175,222
Allowances for loan losses	(3,237)	(3,499)
Loans, net	183,919	171,723
Interest receivable	862	858
Bank premises and equipment, net	4,444	4,683
Cash surrender value of bank-owned life insurance	6,139	5,978
OREO	2,942	3,055
Deferred tax assets and taxes receivable, net	4,551	4,387
Other assets	1,563	1,530
TOTAL ASSETS	$292,109	$296,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$204,526	$205,921
Noninterest-bearing deposits	45,349	44,958
Total deposits	249,875	250,879
Other borrowings	867	2,937
Other liabilities	5,708	6,004
Total liabilities	256,450	259,820

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding as of September 30, 2013, and December 31, 2012	11,727	11,725
Common stock, no par value 10,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 2,031,337 shares issued and outstanding as of September 30, 2013 and December 31, 2012	8,732	8,732
Retained earnings	17,211	17,230
Accumulated other comprehensive loss	(2,011)	(1,408)
Total stockholders' equity	35,659	36,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,109	$296,099

**  Derived from audited consolidated financial statements

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except for share and per share data)	2013	2012	2013	2012
(Unaudited)
Interest income:
Loans, including fees	$2,661	$2,775	$7,573	$7,969
Investment securities, including dividends
Taxable	166	229	535	636
Tax-exempt	9	23	27	91
Other	21	21	56	94

Total interest income	2,857	3,048	8,191	8,790
Interest expense:
Deposits	188	227	550	695
Borrowings	2	7	5	46

Total interest expense	190	234	555	741
Net interest income	2,667	2,814	7,636	8,049
Less provision for loan losses	10	122	10	166

Net interest income after provision for loan losses	2,657	2,692	7,626	7,883

Noninterest income:
Service charges	334	362	953	1,024
Rental income	71	76	214	229
Cash surrender value of life insurance	51	52	159	152
Realized gain on sale of securities	—	67	—	256
Other income	1	1	3	4
Total noninterest income	457	558	1,329	1,665

Noninterest expense:
Salaries and employee benefits	1,403	1,492	4,313	4,393
Occupancy and equipment	374	400	1,119	1,124
Directors fees	67	67	224	218
Marketing	54	75	142	164
Professional fees	201	143	649	570
Information technology	190	233	611	696
FDIC deposit insurance	135	131	363	395
OREO expense, net	49	45	267	146
Realized (gain) loss on sale of OREO	(2)	(4)	(30)	42
Gains at foreclosure	(3)	—	(8)	—
Delivery expenses	44	48	128	150
Other	308	340	879	934
Total noninterest expense	2,820	2,970	8,657	8,832

Income before income taxes	294	280	298	716
Income tax expense	139	87	140	196
Net income	155	193	158	520

Less preferred stock dividends and accretion	59	59	177	179

Net income (loss) available to common stockholders	$96	$134	$(19)	$341

Basic and diluted earnings (loss) per share of common stock:	$0.05	$0.07	$(0.01)	$0.17
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2013	2012	2013	2012

Net income	$155	$193	$158	$520

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(271)	408	(942)	523
Tax Effect	102	(146)	339	(165)
Unrealized holding gains (losses) on securities available for sale, net of tax	(169)	262	(603)	358

Reclassification adjustments for realized gains	—	(67)	—	(256)
Tax Effect	—	26	—	51
Reclassification adjustments for realized gains, net of tax	—	(41)	—	(205)

Defined benefit pension plans:
Net periodic pension cost	90	106	270	213
Net pension gain (loss)	(90)	(106)	(270)	(213)
Tax effect	—	—	—	—
Defined benefit plan adjustment, net of tax	—	—	—	—

Other comprehensive income (loss), net of tax	(169)	221	(603)	153

Comprehensive income (loss)	$(14)	$414	$(445)	$673

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2012
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				520		520
Other comprehensive income, net of tax					153	153
Dividends declared on preferred stock				(178)		(178)

Balances as of September 30, 2012	2,031,337	$8,732	$11,725	$17,721	$(1,286)	$36,892

Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Accretion of Series B preferred stock issuance costs			2	(2)		—
Net income				158		158
Other comprehensive loss, net of tax					(603)	(603)
Dividends declared on preferred stock				(175)		(175)

Balances as of September 30, 2013	2,031,337	$8,732	$11,727	$17,211	$(2,011)	$35,659

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
(Unaudited)

Cash flows from operating activities:
Net income	$158	$520
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	10	166
Depreciation and amortization	263	256
Amortization of discounts/premiums on investments, net	845	75
Loan purchase accounting amortization, net	43	130
Deferred income tax provision	61	—
Deferred loan origination fees and costs, net	129	108
Gains on sale of available for sale securities	—	(256)
Increase in cash surrender value of bank owned life insurance	(159)	(152)
Gain at foreclosure	(8)	—
Net gain (loss) on sale of OREO	(30)	42
Writedown of OREO	178	38
Net changes in:
Accrued interest receivable and other assets	77	374
Other liabilities	(258)	3,382

Net cash provided by operating activities	1,309	4,683

Cash flows from investing activities:
Activity in available-for-sale securities:
Sales	—	7,224
Maturities and calls	—	819
Principal collections	14,094	7,478
Purchases	(13,008)	(40,263)
FHLB stock redemptions	99	—
Net (increase) decrease in loans	(14,522)	8,050
Purchases of bank premises and equipment	(63)	(263)
Payment of BOLI premium	(2)	(6)
Proceeds from sale of real estate owned	69	400

Net cash used in investing activities	(13,333)	(16,561)

Cash flows from financing activities:
Net increase (decrease) in deposits	(965)	2,228
Proceeds from other borrowings	93	1,197
Repayments of other borrowings	(153)	(1,149)
Cash dividends	(175)	(178)

Net cash provided by (used in) financing activities	(1,200)	2,098

Net decrease in cash and cash equivalents	(13,224)	(9,780)

Cash and cash equivalents as of the beginning of the period	42,586	61,296

Cash and cash equivalents as of the end of the period	$29,362	$51,516

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$584	$813
Income Taxes	$—	$—
Noncash Transactions:
Loans transferred to OREO	$134	$337
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	$(603)	$267
Transfer of participation loans sold from other borrowings to loans	$(2,010)	$—
Transfer between fixed assets and noninerest-bearing deposit account	$(39)	$—
Accrection of Series B preferred stock	$2	$1

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of September 30, 2013 and December 31, 2012, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $57.9 million and $60.8 million as of September 30, 2013 and December 31, 2012, respectively. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and an additional $2.7 million and $16.3 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer, respectively, as collateral for public deposits at September 30, 2013. Securities with a fair value of $1.1 million were pledged to the Federal Reserve Bank and an additional $4.9 million and $2.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2012. Our investment portfolio consists of the following securities:

•	U.S. government agency securities,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2013 and December 31, 2012 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
September 30, 2013
US government agencies	$5,000	$7	$(125)	$4,882
Government sponsored MBS
Residential	51,733	191	(345)	51,579
Municipal securities
North Carolina	1,488	28	(39)	1,477
Total at September 30, 2013	$58,221	$226	$(509)	$57,938

December 31, 2012
US government agencies	$1,322	$5	$—	$1,327
Government sponsored MBS
Residential	57,333	627	(29)	57,931
North Carolina	1,497	56	—	1,553
Total at December 31, 2012	$60,152	$688	$(29)	$60,811

Sales and calls of securities available-for-sale for the three months ended September 30, resulted in aggregate gross realized gains of $75 thousand, and gross realized losses of $8 thousand during 2012 compared to none during the comparable period in 2013. Sales and calls of securities available-for-sale for the nine months ended September 30, resulted in aggregate gross realized gains of $264 thousand and gross realized losses of $8 thousand during 2012 compared to none during the comparable period in 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The amortized cost and estimated market values of securities as of September 30, 2013 and December 31, 2012 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature earlier because of principal prepayments.

(Dollars in thousands)	As of September 30, 2013
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due after one year through five years	$3,004	$3,000
Due after five years through ten years	1,878	2,000
Total US government agencies	$4,882	$5,000

Government sponsored MBS
Residential
Due within one year	$15,830	$15,882
Due after one year through five years	24,659	24,733
Due after five years through ten years	7,484	7,513
Due after ten years	3,606	3,605
Total government sponsored MBS	$51,579	$51,733

Municipal bonds
North Carolina
Due within one year	$476	$466
Due after one year through five years	441	423
Due after five years through ten years	560	599
Total North Carolina municipal bonds	$1,477	$1,488

(Dollars in thousands)	As of December 31, 2012
	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,005	$1,000
Due after one year through five years	322	322
Total US government agencies	$1,327	$1,322

Government sponsored MBS
Residential
Due within one year
Due after one year through five years	$135	$126
Due after five years through ten years	171	161
Due after ten years	57,625	57,046
Total government sponsored MBS	$57,931	$57,333

Municipal bonds
North Carolina
Due within one year	$488	$466
Due after one year through five years	458	425
Due after five years through ten years	607	606
Total North Carolina municipal bonds	$1,553	$1,497

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

All securities owned as of September 30, 2013 and December 31, 2012 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2012 or the first nine months of 2013.

As of September 30, 2013 and December 31, 2012, the Company held 53 and 11 investment positions, respectively, with unrealized losses of $509 thousand and $29 thousand, respectively. These investments were in U.S. government agencies, government sponsored MBS and municipal bonds. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and will not likely be required to sell.

As of September 30, 2013 and December 31, 2012, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
US government agencies	$2,875	$(125)	$—	$—	$2,875	$(125)
Government sponsored MBS
Residential	34,354	(345)	21	—	34,375	(345)
Municipal securities
North Carolina	560	(39)	—	—	560	(39)
Total at September 30, 2013	$37,789	$(509)	$21	$—	$37,810	$(509)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Government sponsored MBS
Residential	$8,027	$(29)	$21	$—	$8,048	$(29)
Total at December 31, 2012	$8,027	$(29)	$21	$—	$8,048	$(29)

The Company has stock in the Federal Home Loan Bank of Atlanta ("FHLB"), classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment. The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters. The Company believes that its investment in FHLB stock is not impaired.

3.	FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.15% of its total assets as of December 31 of the prior year (up to a maximum of $20.0 million and $26.0 million at September 30, 2013 and December 31, 2012, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other invested assets, as of September 30, 2013 and December 31, 2012 was $389 thousand and $488 thousand, respectively. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of September 30, 2013 and December 31, 2012, as redemption has historically been at cost. The FHLB, of which the Bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of September 30, 2013 or December 31, 2012.

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT
For The Three And Nine Months Ended September 30, 2013

(Dollars in thousands)
(Unaudited)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of June 30, 2013	$(8)	$(1,834)	$(1,842)
Other comprehensive loss before reclassifications	(169)	—	(169)
Amounts reclassified from acumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(169)	—	(169)
Balance as of September 30, 2013	$(177)	$(1,834)	$(2,011)

Balance as of December 31, 2012	$426	$(1,834)	$(1,408)
Other comprehensive loss before reclassifications	(603)	—	(603)
Amounts reclassified from acumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(603)	—	(603)
Balance as of September 30, 2013	$(177)	$(1,834)	$(2,011)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Allowance for Loan Losses (“ALLL”) for the three and nine months ended September 30, 2013 and 2012 and related asset balances at September 30, 2013 and December 31, 2012 is summarized as follows:

	For the Three Months Ended September 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of quarter balance	$241	$806	$1,278	$831	$22	$43	$13	$3,234
Charge-offs	—	—	—	(40)	(1)	(4)	—	(45)
Recoveries	—	25	—	4	6	3	—	38
Provision for loan losses	203	52	(170)	(57)	(8)	3	(13)	10
Balance at September 30, 2013	$444	$883	$1,108	$738	$19	$45	$—	$3,237

	For the Three Months Ended September 30, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of quarter balance	$61	$1,187	$1,091	$1,243	$46	$51	$—	$3,679
Charge-offs	—	—	—	(303)	—	(8)	—	(311)
Recoveries	—	—	—	4	4	—	—	8
Provision for loan losses	(36)	(18)	(60)	230	2	4	—	122
Balance at September 30, 2012	$25	$1,169	$1,031	$1,174	$52	$47	$—	$3,498

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	For the Nine Months Ended September 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of year balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499
Charge-offs	—	(237)	—	(73)	(3)	(14)	—	(327)
Recoveries	—	27	—	12	7	9	—	55
Provision for loan losses	354	212	(138)	(138)	(15)	(4)	(261)	10
Balance at September 30, 2013	$444	$883	$1,108	$738	$19	$45	$—	$3,237

	For the Nine Months Ended September 30, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total
ALLL:

Beginning of year balance	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
Charge-offs	—	(56)	—	(539)	(1)	(26)	—	(622)
Recoveries	—	1		93	1	9	—	104
Provision for loan losses	(323)	253	(97)	321	(10)	22	—	166
Balance at September 30, 2012	$25	$1,169	$1,031	$1,174	$52	$47	$—	$3,498

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	September 30, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$87	$265	$—	$—	$—	$352
Collectively evaluated for impairment	444	883	1,021	473	19	45	—	2,885
Total ending ALLL balance	$444	$883	$1,108	$738	$19	$45	$—	$3,237

Loans:
Loans individually evaluated for impairment	$—	$8,476	$17,052	$4,051	$12	$—	$—	$29,591
Loans collectively evaluated for imapirment	12,658	46,381	68,875	26,024	1,200	2,427	—	157,565
Total ending loans balance	$12,658	$54,857	$85,927	$30,075	$1,212	$2,427	$—	$187,156

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$87	$44	$349	$—	$—	$—	$480
Collectively evaluated for impairment	90	794	1,202	588	30	54	261	3,019
Total ending ALLL balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Loans:
Loans individually evaluated for impairment	$—	$4,837	$14,907	$2,443	$16	$—	$—	$22,203
Loans collectively evaluated for impairment	3,282	43,332	70,990	31,331	1,330	2,754	—	153,019
Total ending loans balance	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$—	$175,222

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Bank experienced $7 thousand and $303 thousand in net charge-offs for the three months ended September 30, 2013 and 2012, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled .02% and .66% during the three month periods ended September 30, 2013 and 2012, respectively. The Bank experienced $272 thousand in net charge-offs for the nine months ended September 30, 2013 compared to $518 thousand in net loan charge-offs for the nine months ended September 30, 2012. Annualized net charge-offs as a percent of average loan balances outstanding totaled .20% and .38% during the nine month periods ended September 30, 2013 and 2012, respectively, and 0.27% for the year ended December 31, 2012.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of September 30, 2013 and December 31, 2012 was as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial	$12,658	$3,282
Commercial real estate:
Construction	4,359	3,621
Owner occupied	21,649	18,377
Other	28,849	26,171
Faith-based non-profit
Construction	—	2,344
Owner Occupied	79,447	76,418
Other	6,480	7,135
Residential real estate:
First mortgage	23,159	24,702
Multifamily	3,776	5,828
Home equity	3,140	3,161
Construction	—	83
Consumer	1,212	1,346
Other loans	2,427	2,754
Loans, net of deferred fees	187,156	175,222
ALLL	(3,237)	(3,499)
Loans, net of ALLL	$183,919	$171,723

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of September 30, 2013, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, comprised approximately 45.91% of the total loan portfolio and the reserve for these loans was 34.23% of the total allowance. Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the recent recession.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables show past due loans at September 30, 2013 and December 31, 2012:

September 30, 2013			90 Days
	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$4	$5	$2	$11	$12,647	$12,658
Commercial real estate:
Construction	—	—	—	—	4,359	4,359
Owner occupied	—	—	129	129	21,520	21,649
Other	—	—	572	572	28,277	28,849
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner Occupied	613	—	—	613	78,834	79,447
Other	—	—	—	—	6,480	6,480
Residential real estate:
First mortgage	75	—	1,148	1,223	21,936	23,159
Multifamily	—	—	—	—	3,776	3,776
Home equity	256	94	19	369	2,771	3,140
Construction	—	—	—	—	—	—
Consumer	13	—	—	13	1,199	1,212
Other loans	—	—	—	—	2,427	2,427
Total	$961	$99	$1,870	$2,930	$184,226	$187,156

December 31, 2012			90 Days
	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

At September 30, 2013 and December 31, 2012, the total recorded investment in impaired loans amounted to $29.7 million and $24.1 million, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The recorded investment and related information for impaired loans is summarized as follows for September 30, 2013, September 30, 2012 and December 31, 2012:

	September 30, 2013
	At end of period			For Nine Months Ended		For Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$98	$—	$—
Commercial real estate:
Construction	362	364	—	21	276	10	274
Owner occupied	3,418	3,184	—	84	706	67	1,067
Other	4,931	4,948	—	170	4,265	56	4,025
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	16,593	16,648	—	663	10,764	365	11,511
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,712	2,680	—	155	1,668	145	2,120
Multifamily	—	—	—	—	—	—	—
Home equity	8	8	—	—	50	—	30
Construction	—	—	—	—	—	—	—
Consumer	12	13	—	—	7	—	10
Impaired loans with no allowance recorded	$28,036	$27,845	$—	$1,093	$17,834	$643	$19,037

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	59	—	59
Other	—	—	—	—	334	—	—
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	458	459	87	29	364	—	442
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,273	1,276	239	58	877	58	960
Multifamily	—	—	—	—	—	—	—
Home equity	91	91	26	4	23	4	46
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$1,822	$1,826	$352	$91	$1,657	$62	$1,507
Impaired loans	$29,858	$29,671	$352	$1,184	$19,491	$705	$20,544

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	September 30, 2012
	At end of period			For Nine Months Ended		For Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$1,567	$590	$—	$—	$590	$—	$590
Commercial real estate:
Construction	374	374	—	24	499	7	374
Owner occupied	551	551	—	28	805	6	638
Other	4,962	5,964	—	143	5,162	58	5,832
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	13,133	13,126	—	331	12,384	69	13,171
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	889	889	—	18	797	4	834
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with no allowance recorded	$21,476	$21,494	$—	$544	$20,237	$144	$21,439

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	283	—	189
Owner occupied	239	239	102	12	468	3	241
Other	2,005	2,005	211	91	625	6	1,211
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	430	430	52	22	788	5	667
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,298	1,298	342	44	731	12	666
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	231	—	—
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	1	—	—
Impaired loans with allowance recorded	$3,972	$3,972	$707	$169	$3,127	$26	$2,974
Impaired loans	$25,448	$25,466	$707	$713	$23,364	$170	$24,413

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	December 31, 2012
	At end of period			For Period Ended
	Unpaid			Interest	Average
	Principal	Recorded	ALLL	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$295
Commercial real estate:
Construction	371	371	—	31	300
Owner occupied	530	530	—	38	635
Other	4,312	3,698	—	129	4,473
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,479	14,479	—	567	12,261
Other	—	—	—	—	1,611
Residential real estate:
First mortgage	814	814	—	19	2,671
Multifamily	—	—	—	—	—
Home equity	86	86	—	3	111
Construction	—	—	—	—	—
Consumer	16	16	—	—	4
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787	$22,361

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	238	238	87	15	60
Other	—	—	—	—	500
Faith based non-profit:
Construction	—	—	—	—	214
Owner occupied	428	428	44	30	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45	757
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90	$1,531
Impaired loans	$22,817	$22,203	$480	$877	$23,892

Impaired loans not included in the above December 31, 2012 table are recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. Total impaired loans were $24.1 million as of December 31, 2012.

The recorded investment in TDRs, which are included in total impaired loans, was $24.5 million, $25.5 million and $20.2 million at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.

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

A specific ALLL is established for loans identified as impaired or TDRs, based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310, Receivables. Loans identified as impaired and non-accruing TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs such as realtor fees, delinquent property taxes, and other miscellaneous recording fees and taxes. Generally, appraisals are considered current if performed within the past 12 months. At September 30, 2013, there were 87 loans evaluated based upon collateral dependency, and one loan evaluated based upon present value of cash flows compared to 55 loans evaluated based upon collateral dependency and no loans evaluated based upon present value of cash flows at December 31, 2012.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $39 thousand and $54 thousand at September 30, 2013 and December 31, 2012, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012, respectively:

			90 Days
			or More
			Past Due
September 30, 3013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$2	1	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	78	2	52	1
Other	45	1	526	3
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	1,285	2	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,092	39	814	16
Multifamily	—	—	—	—
Home equity	14	3	19	1
Construction	—	—	—	—
Consumer	12	2	—	—
Other loans	—	—	—	—
Total	$4,528	50	$1,411	21

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following is a breakdown of loans by risk categories at September 30, 2013 and December 31, 2012:

September 30, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$9,802	$2,850	$6	$—	$12,658
Commercial real estate:
Construction	3,812	—	547	—	4,359
Owner occupied	17,023	608	4,018	—	21,649
Other	24,326	961	3,562	—	28,849
Faith-based non-profit
Construction	—	—	—	—	—
Owner Occupied	65,252	8,255	5,940	—	79,447
Other	6,478	2	—	—	6,480
Residential real estate:
First mortgage	18,832	684	3,643	—	23,159
Multifamily	3,675	39	62	—	3,776
Home equity	2,820	—	320	—	3,140
Construction	—	—	—	—	—
Consumer	1,194	—	18	—	1,212
Other loans	2,427	—	—	—	2,427
Total	$155,641	$13,399	$18,116	$—	$187,156

December 31, 2012
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$3,274	$—	$8	$—	$3,282
Commercial real estate:
Construction	3,065	—	556	—	3,621
Owner occupied	13,379	3,151	1,847	—	18,377
Other	21,582	966	3,623	—	26,171
Faith-based non-profit
Construction	2,344	—	—	—	2,344
Owner Occupied	58,732	5,313	12,373	—	76,418
Other	7,059	76	—	—	7,135
Residential real estate:
First mortgage	19,465	1,731	3,506	—	24,702
Multifamily	5,702	63	63	—	5,828
Home equity	2,853	—	308	—	3,161
Construction	83	—	—	—	83
Consumer	1,323	2	21	—	1,346
Other loans	2,754	—	—	—	2,754
Total	$141,615	$11,302	$22,305	$—	$175,222

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present TDRs as of September 30, 2013 and December 31, 2012.

	Troubled Debt Restructurings
	September 30, 2013
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$362	—	$—	2	$362
Owner occupied	5	3,105	—	—	5	3,105
Other	5	4,886	—	—	5	4,886
Faith-based non-profit:
Owner occpied	20	15,767	1	30	21	15,797
Residential real estate:
First mortgage	1	31	3	251	4	282
	33	$24,151	4	$281	37	$24,432

	Troubled Debt Restructurings
	December 31, 2012
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$371	—	$—	2	$371
Owner occupied	4	730	—	—	4	730
Other	5	3,648	—	—	5	3,648
Faith-based non-profit:
Owner occpied	17	9,666	4	5,241	21	14,907
Residential real estate:
First mortgage	2	285	4	309	6	594
	30	$14,700	8	$5,550	38	$20,250

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following table shows loans restructured during the three and nine months ended September 30, 2013.

	September 30, 2013
		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Extended payment terms
Commercial real estate:
Owner occupied	1	$40	$21
Faith-based non-profit:
Owner Occupied	1	1,284	1,276
	2	$1,324	$1,297

	For the Nine Months Ended
	September 30, 2013
		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment
Extended payment terms
Commercial real estate:
Owner occupied	1	$40	$21
Faith-based non-profit:
Owner Occupied	1	1,284	1,276
	2	$1,324	$1,297

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following table shows loans restructured during the three and nine months ended September 30, 2012.

	For the Three Months Ended
	September 30, 2012
		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rate
Owner Occupied	1	$2,522	$2,522
Other loans	—	—	—
	1	$2,522	$2,522

	For the Nine Months Ended
	September 30, 2012
		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rate
Owner Occupied	1	2,522	2,522

Extended payment terms
Owner occupied	1	80	80
Other loans	1	1,353	1,353
	3	$3,955	$3,955

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and nine months ended September 30, 2013 and 2012.

TDR defaults can result in a higher ALLL and a corresponding higher provision for loan losses because they generally negatively impact the timing of and expected collections from these impaired loans. Impaired loans, which include TDRs, are evaluated for specific additions to the ALLL by subtracting the recorded investment in these impaired loans from their fair values. Fair values is generally determined by the present value of future cash flows, collateral value, or liquidation value. Defaults generally reduce the present value of the future cash flows and can negatively influence the collateral values if the declining real estate values affect the sale of collateral.

7.	OTHER REAL ESTATE OWNED (“OREO”)

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At September 30, 2013 and December 31, 2012, OREO totaled $2.9 million and $3.1 million, respectively.

8.	BORROWINGS

Borrowings as of September 30, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%. Borrowings as of December 31, 2012 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, a capital lease of $0.2 million with an interest rate of 1.60%, and $2.0 million in loan participations sold (that did not qualify for sales accounting under GAAP), with an effective interest rate of 4.45%. During the first quarter of 2013, loan participation agreements were updated to conform for sales accounting treatment; therefore, loan participations are now netted within the loans category.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at September 30, 2013 and December 31, 2012. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three and nine months ended September 30, 2013. The Company had unused borrowing capacity with the FHLB of $6.3 million as of September 30, 2013 and $7.5 million as of December 31, 2012. In addition, the Company has the ability to borrow from the Federal Reserve Bank to the extent of investment securities pledged to the Federal Reserve Bank.

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

Financial instruments whose contract amounts represent credit risk as of September 30, 2013 and December 31, 2012, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at September 30, 2013 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments
Less than one year	$123	$5,240	$5,363
One to three years	86	730	816
Three to five years	321	1,775	2,096
More than five years	—	20,411	20,411
Total	$530	$28,156	$28,686

10.	FAIR VALUE MEASUREMENT

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

Assets measured at fair value on a recurring basis as of September 30, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:
US government agencies	$4,882	$—	$4,882	$—
Government sponsored MBS
Residential	51,579	—	51,579	—
Municipal securities
North Carolina	1,477	—	1,477	—
Total	$57,938	$—	$57,938	$—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

Assets measured at fair value on a recurring basis as of December 31, 2012 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring:
US government agencies	$1,327	$—	$1,327	$—
Government sponsored MBS
Residential	57,931	—	57,931	—
Municipal securities
North Carolina	1,553	—	1,553	—
Total	$60,811	$—	$60,811	$—

There were no recurring Level 3 Assets at September 30, 2013 or December 31, 2012.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,942	$—	$—	$2,942
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	8,496	—	—	8,496
Faith-based non-profit	17,020	—	—	17,020
Residential real estate	3,790	—	—	3,790
Consumer	13	—	—	13
Mortgage Servicing Rights	25	—	—	25
Total	$32,876	$—	$—	$32,876

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:
OREO	$3,055	$—	$—	$3,055
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	4,749	—	—	4,749
Faith-based non-profit	14,863	—	—	14,863
Residential real estate	3,916	—	—	3,916
Consumer	16	—	—	16
Mortgage Servicing Rights	36	—	—	36
Total	$27,225	$—	$—	$27,225

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	September 30, 2013	Technique	Inputs	Input Value
Nonrecurring:
OREO	$2,942	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	29,319	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	25	discounted cash flows	PSA speed	426%
Total	$32,876		cost to service	6.00%
			discount rate	10.00%

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2012	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,055	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	23,544	discounted appraisals	collateral discounts	6-20%
Mortgage Servicing Rights	36	discounted cash flows	PSA speed	426%
Total	$27,225		cost to service	6.00%
			discount rate	10.00%

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

As of September 30, 2013 and December 31, 2012, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	September 30, 2013
(Dollars in thousands)	Carrying	Estimated
(Unaudited)	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$29,362	$29,362	$29,362	$—	$—
Marketable securities	57,938	57,938	—	57,938	—
Loans, net of allowances for loan losses	183,919	181,266			181,266
Accrued interest receivable	862	862	862	—

Liabilities:
Non-maturity deposits	$118,500	$118,500	118,500	—	—
Maturity deposits	131,375	130,992	—	130,992	—
Other borrowings	867	805	—	—	805
Accrued interest payable	90	90	90	—	—

	December 31, 2012
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2		Level 3

Assets:
Cash and cash equivalents	$42,586	$42,586	$42,586	$—		$—
Marketable securities	60,811	60,811	—	60,811		—
Loans, net of allowances for loan losses	171,723	175,041	—	—		175,041
Accrued interest receivable	858	858	858	—		—

Liabilities:
Non-maturity deposits	$116,276	$116,276	116,276	—		—
Maturity deposits	134,603	134,322	—	134,322	#	—
Other borrowings	2,937	2,871	—	—		2,871
Accrued interest payable	119	119	119	—		—

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

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended September 30, 2013.

•	Net income before preferred stock dividends was $155 thousand and $193 thousand for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, net income available to common stockholders was $96 thousand or $0.05 per share and $134 thousand or $0.07 per share, respectively.
•	Net interest income totaled $2,667 thousand and $2,814 thousand for the three months ended September 30, 2013 and 2012, respectively. The net interest margin on a tax equivalent (“TE”) basis for the three months ended September 30, 2013 was 3.99% compared to 4.10% for the three months ended September 30, 2012, a decrease of 11 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding decreased slightly in 2013 to 1.73% as of September 30, 2013 compared to 2.00% as of December 31, 2012. Loans outstanding increased $11.9 million from December 31, 2012, and net charge-offs were $7 thousand during the three months ended September 30, 2013 compared to net charge-offs of $303 thousand during the three months ended September 30, 2012. A provision for loan losses of $10 thousand and $122 thousand was made during the third quarters ended September 30, 2013 and 2012, respectively.
•	Noninterest income decreased by $101 thousand in the third quarter of 2013 compared to the same period in 2012, mainly due to realized net gains on the sales of investment securities of $67 thousand in the 2012 period compared to no equivalent gains during the 2013 period, and a reduction in service charge income of $28 thousand.
•	Noninterest expense decreased $150 thousand in the third quarter of 2013 compared to the same period in 2012 primarily driven by decreases in salaries and benefits, information technology and other noninterest expenses.
•	Preferred stock dividends and accretion in the quarters ended September 30, 2013 and 2012 were $59 thousand. The dividend yield for the three months ended September 30, 2013 and 2012 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the nine months ended September 30, 2013.

•	Net income before preferred stock dividends was $158 thousand and $520 thousand for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, net income (loss) available to common stockholders was $(19) thousand or $(0.01) per share and $341 thousand or $0.17 per share, respectively.
•	Net interest income totaled $7,636 thousand and $8,049 thousand for the nine months ended September 30, 2013 and 2012, respectively. The net interest margin on a TEbasis for the nine months ended September 30, 2013 was 3.84% compared to 3.87% for the nine months ended September 30, 2012, a decrease of 3 bps.
•	The balance of the ALLL as a percentage of loans outstanding decreased slightly in 2013 to 1.73% as of September 30, 2013 compared to 2.00% as of December 31, 2012. Loans outstanding increased $11.9 million from December 31, 2012, and net charge-offs were $272 thousand during the nine months ended September 30, 2013 compared to net charge-offs of $518 thousand during the nine months ended September 30, 2012. A provision for loan losses of $10 thousand and $166 thousand was made during the nine months ended September 30, 2013 and 2012, respectively.
•	Noninterest income decreased by $336 thousand during the nine month period of 2013 compared to the same period in 2012, mainly due to realized net gains on the sales of investment securities of $256 thousand in 2012 and a $71 thousand decrease in service charge income in 2013.
•	Noninterest expense decreased $175 thousand during the nine month period of 2013 compared to the same period in 2012 primarily driven by decreases in salaries and benefits, information technology and lowers costs on the disposals of OREO.
•	Preferred stock dividends and accretion during the nine months ended September 30, 2013 and 2012 were $177 thousand and $179 thousand, respectively. The dividend yield for the nine months ended September 30, 2013 and 2012 was 2.00%.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Index M&F BANCORP, INC. AND SUBSIDIARY

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets. Total assets decreased from $296.1 million at December 31, 2012 to $292.1 million at September 30, 2013. Cash and cash equivalents decreased $13.2 million as funds were allocated to loan growth and to replace $1.0 million decrease in deposits and a $2.1 million decrease in other borrowings. Investment securities decreased by $2.9 million, primarily due to $845 thousand net premium amortization during the period and investment maturities of $14.1 million, partially offset by $13.0 million in investment purchases. Gross loans increased $11.9 million since December 31, 2012. OREO decreased slightly from $3.1 million at December 31, 2012 to $2.9 million at September 30, 2013.

Liabilities. Total liabilities decreased from $259.8 million at December 31, 2012 to $256.5 million at September 30, 2013. The change was primarily driven by a $1.0 million decrease in Bank’s total deposits and a $2.1 million decrease in other borrowings. Other borrowings decreased primarily due to the reclassification of previously non-qualifying loan participation purchases not meeting the treatment for sales accounting under GAAP.

Stockholders’ Equity. Total consolidated stockholders’ equity decreased from $36.3 million at December 31, 2012 to $35.7 million at September 30, 2013. For the nine months ended September 30, 2013, the net decrease in retained earnings was primarily comprised of $158 thousand of net income, offset by dividends and accretion on preferred stock of $177 thousand. The Company did not pay a common stock dividend during the nine months ended September 30, 2013. Accumulated other comprehensive loss represents the unrealized gain or loss on available-for-sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss totaled $2.0 million at September 30, 2013 compared to $1.4 million at December 31, 2012.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared with three months ended September 30, 2012

General. Net income before preferred stock dividends was $155 thousand and $193 thousand for the three months ended September 30, 2013 and 2012, respectively. Preferred stock dividends and accretion in the quarters ended September 30, 2013 and 2012 were $59 thousand. Dividend yield for the three months ended September 30, 2013 and 2012 was 2.00%. Net income available to common stockholders for the three months ended September 30, 2013 and 2012, was $96 thousand or $0.05 per share and $134 thousand or $0.07 per share, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $147 thousand, or 5.22%, from $2.8 million for the three months ended September 30, 2012, to $2.7 million for the three months ended September 30, 2013. Average earning assets for the three months ended September 30, 2013 was $268.0 million, down 2.90% compared to $276.0 million for the three months ended September 30, 2012. On a fully TE basis, net interest margin was 3.99% and 4.10% for the three months ended September 30, 2013 and 2012, respectively. The net interest spread decreased 7 bps to 3.90% for the three months ended September 30, 2013 from 3.97% for the three months ended September 30, 2012. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. The yield on average interest-earning assets was 4.28% and 4.44% for the three months ended September 30, 2013 and 2012, respectively, a decrease of 16 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.38% and 0.47%, respectively, a decrease of 9 bps due to the ongoing low interest rate environment.

Interest income decreased 6.27% for the three months ended September 30, 2013 to $2.9 million from $3.0 million for the three months ended September 30, 2012. The average balances of loans, which had overall yields of 5.87% and 6.12% for the three months ended September 30, 2013 and 2012, respectively, increased slightly from $181.4 million for the three months ended September 30, 2012 to $181.5 million for the three months ended September 30, 2013. The average balance of investment securities decreased $5.0 million from $61.0 million for the three months ended September 30, 2012 to $56.0 million for the three months ended September 30, 2013. The TE yield on investment securities decreased from 1.75% for the three months ended September 30, 2012 to 1.30% for the three months ended September 30, 2013. The average balances of federal funds and other short-term investments decreased from $33.6 million for the three months ended September 30, 2012 to $30.2 million for the three months ended September 30, 2013. The average yield in this category was 0.28% and 0.25% during the third quarter of 2013 and 2012, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased 18.80% for the three months ended September 30, 2013 to $190 thousand from $234 thousand for the three months ended September 30, 2012. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $197.7 million for the three months ended September 30, 2012 to $199.0 million for the three months ended September 30, 2013. The average rate paid on interest-bearing deposits decreased 8 bps from 0.46% for the three months ended September 30, 2012 to 0.38% for the three months ended September 30, 2013.

The average rate on borrowings decreased from 0.92% for the three months ended September 30, 2012 to 0.91% for the three months ended September 30, 2013. The average borrowings outstanding decreased $2.2 million from the $3.0 million during three months ended September 30, 2012 to $0.9 million during the three months ended September 30, 2013. The interest expense on borrowed funds decreased $5 thousand to $2 thousand in the third quarter of 2013 compared to $7 thousand in the same period in 2012.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2013 and 2012
(Dollars in thousands)	2013			2012
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$181,463	$2,661	5.87%	$181,376	$2,775	6.12%
Taxable securities	55,088	166	1.21	58,616	229	1.56
Nontaxable securities(2)	889	9	6.59	2,362	23	6.34
Federal funds sold and other interest on short-term investments	30,244	21	0.28	33,636	21	0.25
Total interest earning assets	267,684	2,857	4.28%	275,990	3,048	4.44%
Cash and due from banks	3,384			3,518
Other assets	22,172			20,854
Allowance for loan losses	(3,253)			(3,728)
Total assets	$289,987			$296,634

Liabilities and Equity
Savings deposits	$51,120	$18	0.14%	$51,322	$26	0.20%
Interest-bearing demand deposits	19,539	4	0.08	22,572	7	0.12
Time deposits	128,350	166	0.52	123,785	194	0.63
Total interest-bearing deposits	199,009	188	0.38	197,679	227	0.46
Borrowed funds	879	2	0.91	3,048	7	0.92
Total interest-bearing liabilities	199,888	190	0.38%	200,727	234	0.47%
Non-interest-bearing deposits	48,947			53,155
Other liabilities	5,595			6,103
Total liabilities	254,430			259,985
Stockholders' equity	35,557			36,649
Total liabilities and stockholders' equity	$289,987			$296,634

Net interest income		$2,667			$2,814

Non-taxable securities		9			23
Tax equivalent adjustment (3)		6			14

Tax equivalent net interest income		$2,673			$2,828
Net interest spread (4)			3.90%			3.97%
Net interest margin (5)		3.99%			4.10%

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

Provision for loan losses. The provision for loan losses amounted to $10 thousand and $122 thousand for the three months ended September 30, 2013 and 2012, respectively. The amount of the provision for loan losses decreased in 2013 primarily because of a decrease in historical loss ratios used to calculate the allowance for loan losses on performing loans in 2013.

Noninterest Income. Noninterest income decreased 18.10%, or $101 thousand, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. During the third quarter of 2012, the Company realized $67 thousand from gains on the sales of investment securities, compared to no equivalent gains during the comparable period in 2013. Service charge income decreased by $28 thousand primarily due to lower fees earned from overdraft and non-sufficient fee (“NSF”) income, which is customer activity based. Rental income decreased by $5 thousand for the three months ended September 30, 2013 when compared to the same period in 2012.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 5.05% to $2.8 million for the three months ended September 30, 2013 from $3.0 million for the three months ended September 30, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY

Salaries and employee benefits expenses for the three months ended September 30, 2013 and September 30, 2012 were $1.4 million and $1.5 million, respectively.

Occupancy expense decreased $26 thousand during the three months ended September 30, 2013 from the same period in 2012. Decreases in repairs and maintenance and other sundry expenses led to the decrease in occupancy expense.

Marketing expenses totaled $54 thousand and $75 thousand for the three months ended September 30, 2013 and 2012, respectively. The decrease was reflective of management’s decision to be more targeted in its marketing efforts.

Professional fees increased $58 thousand during the third quarter of 2013 compared to the comparable period of 2012. The increase was primarily reflective of timing differences in audit expenses from the prior year.

Information technology costs decreased by 18.45%, or $43 thousand, to $190 thousand during the third quarter of 2013, mainly due to decreased core processing and communications charges.

OREO expenses increased $4 thousand during the period.

In the third quarter of 2013, FDIC insurance premiums increased $4 thousand due to higher average deposits.

Other expenses decreased $33 thousand for the three months ended September 30, 2013 from the three months ended September 30, 2012. The decrease was primarily driven by a $15 thousand decrease in appraisal expenses and a $12 thousand decrease in supplies, partially offset with increases in other sundry expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $139 thousand and $87 thousand for the three months ended September 30, 2013 and 2012, respectively. The overall effective rate was of 47.28% and 31.07% for the quarters ended September 30, 2013 and 2012. The higher effective tax rate during 2013 was largely driven by a revaluation of deferred income tax assets to reflect a change in North Carolina’s income tax rate from 6.9% to 6%, effective January 1, 2014.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

General. Net income before preferred stock dividends was $158 thousand and $520 thousand for the nine months ended September 30, 2013 and 2012, respectively. Preferred stock dividends and accretion in the nine month periods ended September 30, 2013 and 2012 were $177 thousand and $179 thousand, respectively. Dividend yield for the nine months ended September 30, 2013 and 2012 was 2.00%. Net income (loss) available to common stockholders for the nine months ended September 30, 2013 and 2012, was $(19) thousand or $(0.01) per share and $341 thousand or $0.17 per share, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $413 thousand, or 5.13%, from $8.0 million for the nine months ended September 30, 2012, to $7.6 million for the nine months ended September 30, 2013. Average earning assets for the nine months ended September 30, 2013 was $265.4 million, down 4.97% compared to $279.3 million for the nine months ended September 30, 2012. On a fully TE basis, net interest margin was 3.84% and 3.87%, respectively, for the nine months ended September 30, 2013 and 2012. The net interest spread was 3.74% for the nine months ended September, 30, 2013 and 2012. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. Net interest margin is the total of net interest income divided by average earning assets. The yield on average interest-earning assets was 4.12% and 4.22% for the nine months ended September 30, 2013 and 2012, respectively, a decrease of 10 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.38% and 0.48%, respectively, a decrease of 10 bps due to the ongoing low interest rate environment.

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest income decreased 6.81% for the nine months ended September 30, 2013 to $8.2 million from $8.8 million for the nine months ended September 30, 2012. The average balance of loans, which had overall yields of 5.66% and 5.85% for the nine months ended September 30, 2013 and 2012, respectively, decreased from $181.5 million for the nine months ended September 30, 2012 to $178.3 million for the nine months ended September 30, 2013. The average balance of investment securities increased $10.1 million from $48.4 million for the nine months ended September 30, 2012 to $58.5 million for the nine months ended September 30, 2013. The TE yield on investment securities decreased from 2.16% for the nine months ended September 30, 2012 to 1.32% for the nine months ended September 30, 2013. The average balances of federal funds and other short-term investments decreased from $49.4 million for the nine months ended September 30, 2012 to $28.7 million for the nine months ended September 30, 2013. The average yield in this category was 0.26% and 0.25% during the nine month periods of 2013 and 2012, respectively.

Interest expense decreased 25.10% for the nine months ended September 30, 2013 to $555 thousand from $741 thousand for the nine months ended September 30, 2012. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $200.9 million for the nine months ended September 30, 2012 to $195.0 million for the nine months ended September 30, 2013. The average rate paid on interest-bearing deposits decreased 8 bps from 0.46% for the nine months ended September 30, 2012 to 0.38% for the nine months ended September 30, 2013, primarily in response to the decreases in rates paid on time deposits.

The average rate on borrowings decreased from 2.10% for the nine months ended September 30, 2012 to 0.43% for the nine months ended September 30, 2013. The average borrowings outstanding decreased $1.0 million from $2.9 million for the nine months ended September 30, 2012 to $1.6 million for the nine months ended September 30, 2013. The interest expense on borrowed funds decreased from $46 thousand for 2012 to $5 thousand for 2013.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2013 and 2012
(Dollars in thousands)	2013			2012
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$178,263	$7,573	5.66%	$181,493	$7,969	5.85%
Taxable securities	57,563	535	1.24	45,318	636	1.87
Nontaxable securities(2)	890	27	6.58	3,081	91	6.41
Federal funds sold and other interest on short-term investments	28,723	56	0.26	49,415	94	0.25
Total interest earning assets	265,439	8,191	4.12%	279,307	8,790	4.22%
Cash and due from banks	3,264			3,545
Other assets	21,253			20,739
Allowance for loan losses	(3,396)			(3,793)
Total assets	$286,560			$299,798

Liabilities and Equity
Savings deposits	$50,987	$60	0.16%	$54,104	$86	0.21%
Interest-bearing demand deposits	21,927	13	0.08	23,881	24	0.13
Time deposits	122,073	477	0.52	122,935	585	0.63
Total interest-bearing deposits	194,987	550	0.38	200,920	695	0.46
Borrowed funds	1,565	5	0.43	2,921	46	2.10
Total interest-bearing liabilities	196,552	555	0.38%	203,841	741	0.48%
Non-interest-bearing deposits	48,311			52,730
Other liabilities	5,796			5,681
Total liabilities	250,659			262,252
Stockholders' equity	35,901			36,546
Total liabilities and stockholders' equity	$286,560			$298,798

Net interest income		$7,636			$8,049

Non-taxable securities		27			91
Tax equivalent adjustment (3)		17			57

Tax equivalent net interest income		$7,653			$8,106
Net interest spread (4)			3.74%			3.74%
Net interest margin (5)		3.84%			3.87%

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

Provision for loan losses. As of September 30, 2013 and December 31, 2012, the ALLL was $3.2 million and $3.5 million, respectively, which represented approximately 1.73% and 2.00% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new system resulted in a variance of approximately $261 thousand at December 31, 2012. Management elected to retain the variance as an unallocated reserve as the team continued to validate and integrate nuances in the new system. During the nine months ended September 30, 2013, management determined it was comfortable with the model’s calculation methodology and therefore allocated the remaining portion of the previously unallocated reserve to accommodate qualitative and quantitative adjustments in the loan portfolio for the quarter. For the nine months ended September 30, 2013 and 2012, the provision for loan losses was $10 thousand and $166 thousand, respectively. We believe the allowance for loan losses is appropriate based on asset quality indicators and other factors.

Index M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Income. Noninterest income decreased 20.18%, or $336 thousand, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2012, the Company realized $256 thousand from gains on the sales of investment securities, compared to no equivalent gains during the comparable period in 2013. Service charge income decreased by $71 thousand primarily due to lower fees earned from overdraft and NSF income, which is customer activity based. Rental income decreased by $15 thousand during the 2013 nine month period compared to the comparable period in 2012 due to lower occupancy.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense totaled $8.7 million and $8.8 million for the nine months ended September 30, 2013 and 2012 – a decrease of 1.98%.

Salaries and employee benefits expenses for the nine months ended September 30, 2013 and 2012 were $4.3 million and $4.4 million, respectively.

Occupancy expense decreased $5 thousand in the nine months ended September 30, 2013 from the same period in 2012. Decreases in depreciation and rental, partially offset with increases in security and other occupancy expense, accounted for the slight decrease.

Professional fees increased from $570 thousand to $649 thousand for the nine months ended September 30, 2013 and 2012, respectively. The use of consultants for special projects accounted for the majority of the increase.

Information technology costs decreased by 12.21%, or $85 thousand to $611 thousand during the nine months ended September 30, 2013, mainly due to decreased core processing and communications charges.

Directors and advisory board fees increased by $6 thousand for the period ended September 30, 2013 to $224 thousand. The increase reflects an increased number of meetings held during the period.

FDIC insurance expense decreased $32 thousand during the nine month period of 2013 when compared to the same time frame in 2012. The decrease was largely attributable to lower average deposits.

OREO expenses increased $121 thousand during the period. Expenses are largely related to the cost of maintaining foreclosed properties.

During the first nine months of 2013, the Company realized $30 thousand in gains on the sales of OREO compared to losses of $42 thousand during the comparable period of 2012.

Delivery expenses totaled $128 thousand and $150 thousand, respectively, for the nine months ended September 30, 2013 and 2012. Delivery expenses are volume and activity based.

Other expenses decreased $55 thousand for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. The reduction in other expenses was primarily driven by a reduction in appraisal fees of $59 thousand and training and development expenses of $27 thousand, partially offset by increases in miscellaneous expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $140 thousand and $196 thousand for the nine months ended September 30, 2013 and 2012, respectively. The overall effective rate was of 46.98% and 27.37% for the nine month periods ended September 30, 2013 and 2012. The higher effective tax rate during 2013 was largely driven by a revaluation of deferred income tax assets to reflect a change in North Carolina’s income tax rate from 6.9% to 6%, effective January 1, 2014.

ASSET QUALITY

Provision and Allowance for Loan Losses (ALLL). The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of September 30, 2013 and December 31, 2012, the allowance for loan losses was $3.2 million and $3.5 million, respectively, which represented approximately 1.73% and 2.00% of total loans outstanding on those respective dates.

Nonperforming assets, defined as non-accruing loans plus OREO and other repossessed assets, at September 30, 2013 were 2.76% of total assets compared to 4.18% at December 31, 2012.

Index M&F BANCORP, INC. AND SUBSIDIARY

Of the non-accruing loans totaling $4.5 million at September 30, 2013, 99.69% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. Troubled debt restructurings (“TDRs”) on accrual status at September 30, 2013 totaled $24.2 million or 98.85% of total TDRs. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows guidance provided by its Federal banking regulators.

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

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 27.11% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable US government agency securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $6.3 million in available borrowing capacity from the FHLB of Atlanta at September 30, 2013, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $687 thousand outstanding from the FHLB as of September 30, 2013. The maximum outstanding balance from FHLB at any time during the first nine months of 2013 was $703 thousand. The Company periodically draws on its Fed Funds accommodations to test the availability.

The Company participates in the Certificate of Deposit Account Registery Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS brokered deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program and the largest continuing depositor has renewed annual $20 million in deposits for several years. During the third quarter of 2013, the depositor committed to increasing the relationship to $25 million. There is no guarantee, however, this trend will continue. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The September 30, 2013 and December 31, 2012 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	September 30, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
(Unaudited)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,647	17.69%	$16,570	8.00%	$20,713	10.00%
Bank	35,211	17.03	16,544	8.00	20,680	10.00
Tier 1 (to risk weighted assets)
Company	$34,049	16.44%	$8,285	4.00%	$12,428	6.00%
Bank	32,617	15.77	8,272	4.00	12,408	6.00
Tier 1 (to average total assets)
Company	$34,049	11.88%	$11,465	4.00%	$14,331	5.00%
Bank	32,617	11.41	11,434	4.00	14,293	5.00

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00%
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00%
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00%
Bank	32,483	11.02	11,786	4.00	14,733	5.00

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

M&F Bancorp, Inc.

Date: November 13, 2013	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC.

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

