Form 10-K
period 2013-12-31
M&F BANCORP INC /NC/
filed 2014-03-18
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________

FORM 10-K

______________________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check here if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant's common stock as of June 30, 2013, held by those persons deemed by the registrant to be non-affiliates was approximately $4,070,748. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 18, 2014, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant's Proxy Statement for the Annual Meeting of the Stockholders to be held on June 3, 2014.	Part III

INDEX

Annual Report on Form 10-K for the Year Ended December 31, 2013

3

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company's operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including but not limited to the allowance for loan losses;
•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	The Bank's failure to satisfy the requirements of the Memorandum of Understanding (the "Bank MOU") with the North Carolina Commissioner of Banking ("NCCOB") and the Regional Director of the Federal Deposit Insurance Corporation's ("FDIC") Atlanta Regional Office;
•	The Company's failure to satisfy the requirements of Memorandum of Understanding ("The Company MOU") with the Federal Reserve Bank of Richmond ("FRB");
•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;
•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;
•	Lower revenues than expected;
•	Changes in the level of nonperforming assets, charge-offs, and other credit quality measures, and their impact on the adequacy of the Bank's allowance for loan losses and the Bank's provision for loan losses;
•	Competitive pressure among depository institutions, including competition for loans and deposits and failure to attract or retain loans and deposits;
•	Changes in the financial performance and/or condition of the Bank's borrowers and the ability of the Bank's borrowers to perform under the terms and conditions of their loans and other credit agreements;
•	Changes in consumer spending, borrowings and savings habits;
•	Technological changes and security and operations risks associated with the use of technology;
•	The costs of capital are more than expected;
•	A change in the interest rate risk environment reduces interest margins;
•	Regulatory limitations with respect to the operations or activities of the Company and/or the Bank;
•	The effect of changes in accounting policies and practices, as may be adopted by regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
•	Changes in the deferred tax asset valuation allowance in future quarters;
•	Asset/liability re-pricing risks, ineffective hedging and liquidity risks;
•	Counterparty risk;
•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;
•	The effects of the FDIC deposit insurance premiums and assessments;
•	Volatility in the credit or equity markets and its effect on the general economy;
•	Demand for the products or services of the Company and the Bank; as well as our ability to attract and retain qualified personnel;
•	The costs and effects of legal, accounting and regulatory developments and compliance;
•	Political instability, acts of war or terrorism, and natural disasters; and
•	Our success in managing the risks involved in the foregoing items.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 10. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Index

PART I

ITEM 1. BUSINESS GENERAL

Headquartered in Durham, North Carolina ("NC"), the Company is a bank holding company incorporated under the laws of NC in 1999, and is registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Mechanics and Farmers Bank (the "Bank"), a NC chartered commercial bank that was organized in 1907 and began operations in 1908.

As of December 31, 2013, the Company had assets of approximately $301.5 million, with gross loans of approximately $189.5 million and deposits of approximately $259.9 million. The Company's corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800.

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

The Bank offers a full range of banking services, including the following: checking accounts, savings accounts, Negotiable Order of Withdrawal ("NOW") accounts, money market accounts, certificates of deposit, individual retirement accounts, equity lines of credit, credit lines, consumer loans, credit cards, safe deposit boxes, internet banking, mobile banking, electronic funds transfer services including wire transfers, traveler's checks, notary services, and loans for real estate, construction, businesses, personal use, home improvement and automobiles. In addition, the Bank provides automated teller machine (“ATM”) access to its customers for cash withdrawals through nationwide ATM networks. At present, the Bank does not provide the services of a trust department.

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

Despite strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 106-year legacy, strong local identity, affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purpose enterprises, faith-based non-profit organizations and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2013, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank's market share of the total deposits in Durham, NC was approximately 1.79%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Company is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Company's operations. However, the Company does serve a specialized niche market (faith-based non-profit organizations), the loss of which could have a material adverse effect on the Company's operations.

EMPLOYEES

As of December 31, 2013, the Company and the Bank had 73 employees, including 67 full-time employees. None of our employees are covered by a collective bargaining agreement. Management considers relations with employees to be good.

Index M&F BANCORP, INC., AND SUBSIDIARY

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

Statutes and regulations, which contain wide-ranging proposals for altering the structures, regulations, and competitive relationship of financial institutions, are introduced regularly. The Company cannot predict whether or in what form any proposed statute or regulation may be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

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

Company Regulation

General. The Company is a bank holding company registered with the Federal Reserve under the BHCA. As such, the Company is subject to the supervision, examination and reporting requirements contained in the BHCA and the regulation of the Federal Reserve. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary, when it believes that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

Dodd–Frank Wall Street Reform and Consumer Protection Act. In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. This law has significantly changed the current bank regulatory structure and is affecting the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many years. The Dodd-Frank Act included, among other things:

• the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation between federal agencies;

• the creation of a Bureau of Consumer Financial Protection (the “CFPB”) authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank financial companies;

• the establishment of strengthened capital and prudential standards for banks and bank holding companies;

• enhanced regulation of financial markets, including derivatives and securitization markets;

• the elimination of certain trading activities by banks;

Index M&F BANCORP, INC., AND SUBSIDIARY

• a permanent increase of FDIC deposit insurance to $250,000 per deposit category and an increase in the minimum deposit insurance fund reserve requirement from 1.15% to 1.35%, with assessments to be based on assets as opposed to deposits;

• amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations; and

• new disclosure and other requirements relating to executive compensation and corporate governance.

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the additional cost of higher deposit insurance coverage and the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

Federal Securities Law. The Company's common stock is registered with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result, the proxy and tender offer rules, insider trading reporting requirements, annual and periodic reporting and other requirements of the Exchange Act are applicable to the Company. The regulatory compliance burden of being a publicly traded company has increased significantly.

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

The Federal Reserve may issue cease and desist orders (often referred to as "consent orders") against bank holding companies and non-bank subsidiaries to stop actions believed to present a serious threat to a subsidiary bank. The Federal Reserve regulates certain debt obligations, changes in control of bank holding companies and capital requirements.

As a result of the Company's ownership of the Bank, the Company is registered under the bank holding company laws of NC. Accordingly, the Company is also subject to supervision and regulation by the NC Commissioner of Banks (the “NCCOB”).

Index M&F BANCORP, INC., AND SUBSIDIARY

Capital Requirements. The Federal Reserve has established risk-based capital guidelines for bank holding companies and banks that are members of the Federal Reserve System. The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance-sheet obligations, such as standby letters of credit) is eight percent. At least half of this capital must consist of common equity, retained earnings, and a limited amount of perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items and other adjustments (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of mandatorily redeemable debt securities, a limited amount of other preferred stock, subordinated debt and loan loss reserves.

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

As of December 31, 2013, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage ratios of approximately 16.17%, 17.42% and 11.87%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2012 were 17.89%, 19.15% and 11.56%, respectively. As of December 31, 2013, the Bank had a leverage ratio of 10.69%, a Tier 1 capital ratio of 15.51%, and a total risk-based capital ratio of 16.77%. Those same ratios as of December 31, 2012 were 11.02%, 17.19% and 18.45%, respectively.

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

In July 2013, the Federal Reserve approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “–Capital Requirements for the Bank”, below.

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

Under NC corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities. In general, the Company's ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. For instance, NC commercial banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the bank would become "undercapitalized" (as such term is defined in the applicable law and regulations). Further, under the terms of the MOU entered into with the FDIC and the NCCOB in June 24, 2013, the Bank may not declare dividends to the Company without prior approval from the FDIC and NCCOB.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

In 2011, the FDIC finalized new rules, which redefined the assessment base as "average consolidated total assets minus average tangible equity." The revised rate schedule and other revisions to the assessment rules became effective April 1, 2011, and were used to calculate the quarterly assessments beginning with the June 2011 assessment. Institutions, such as the Bank, with less than $1 billion in average total assets share a more proportionate FDIC assessment under these new rules.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6.00%, a Total Capital Ratio of at least 10.00%, a Tier 1 Leverage Ratio of at least 5.00% and not be subject to a capital directive order. The Bank MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8.00% and a Total Risk Based Capital Ratio of not less than 10%. As of December 31, 2013, the Bank was classified as "well capitalized" and satisfied the heightened capital requirements of the Bank MOU. The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of its FDIC deposit insurance.

Community Reinvestment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a number of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. These include the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the CRA. In addition, federal banking regulators, pursuant to the GLB Act, have enacted regulations limiting the ability of banks and other financial institutions to disclose nonpublic consumer information to non-affiliated third parties. The regulations require disclosure of privacy policies and allow consumers to prevent certain personal information from being shared with non-affiliated third parties.

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the communities served by the bank, including low and moderate-income neighborhoods. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The Bank received an "outstanding" rating in its most recent CRA evaluation.

The Dodd-Frank Act created the CFPB to take over responsibility for the federal consumer financial protection laws. The CFPB is an independent bureau within the Federal Reserve that has broad rule making, supervisory and examination authority to set and enforce rules in the consumer protection area over financial institutions that have assets of $10 billion or more. The Dodd-Frank Act gives the CFPB expanded data-collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. It is anticipated that certain of the CFPB's rules will be indirectly applied to the Bank, through their adoption by the Bank's regulators as “best practices.”

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Index M&F BANCORP, INC., AND SUBSIDIARY

Other Safety and Soundness Regulations. As required by FDICIA, the federal banking agencies' prompt corrective action powers impose progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. These actions can include: requiring an insured depository institution to adopt a capital restoration plan guaranteed by the institution's parent company; placing limits on asset growth and restrictions on activities, including restrictions on transactions with affiliates; restricting the interest rates the institution may pay on deposits; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

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

Capital Requirements for the Bank. As an NC chartered, insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2013.

In July 2013, the Federal Reserve and the FDIC approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to The Company and the Bank will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.15% (or 15 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement. On December 31, 2013, the Bank was in compliance with this requirement.

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

The Bank is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits a bank from engaging in the above transactions with its affiliates, unless the transactions are on terms substantially the same, or at least as favorable to the bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (“SAFE Act”). The SAFE Act was enacted to enhance consumer protection and reduce fraud by setting minimum standards for the licensing and registration of mortgage loan originators. The SAFE Act requires mortgage loan originators employed by insured depository institutions or their subsidiaries to register with the Nationwide Mortgage Licensing System and Registry and to maintain current registration in that system. Financial institutions are required by the SAFE Act to maintain adequate policies and practices, which will ensure that all employees acting in the capacity of mortgage loan originators register in the Nationwide Mortgage Licensing System and update their registration annually during the annual renewal period in November and December of each year.

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

The Company’s business has been and may continue to be adversely affected by the prolonged effects of the recession. The U.S. and N.C. economies are continuing to experience reduced business activity and consumer spending as a result of the recession that began in 2007. Following the onset of the recession, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

Index M&F BANCORP, INC., AND SUBSIDIARY

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of the regulations have been promulgated, many additional regulations are expected to be issued in 2014 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Our participation in the CDCI imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets. In 2010, the Company issued 11,735 shares of Series B Preferred Stock pursuant to the CDCI, a TARP program. Participation in the CDCI places restrictions on the Company's ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. The holders of these shares of Series B Preferred Stock have certain registration rights, which in certain circumstances impose lock-up periods during which we would be unable to issue equity securities. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full. In addition, unless we are able to redeem the Series B Preferred Stock during the first eight years, the dividends on this capital will increase substantially at that point, from 2% to 9%, and no further common stock dividends will be allowed until the preferred stock has been fully redeemed. Depending on market conditions at the time, this increase in preferred stock dividends could significantly impact our liquidity.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

•	The payment of dividends to shareholders;
•	Possible transactions with or acquisitions by other institutions;
•	Desired investments;
•	Loans and interest rates;
•	The level of its allowance for loan losses;
•	Higher capital requirements;
•	Interest rates paid on deposits;
•	The possible expansion of branch offices; and
•	The ability to provide other services.

The Company cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its business. Compliance with such legislation and regulation may increase our costs and limit our ability to pursue business opportunities. In addition, participation in additional programs may subject us to additional restrictions. We cannot assure you that such modifications or new laws will not adversely affect our business and results of operations.

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

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares. In July 2013, the Federal Reserve and the FDIC approved new rules that will substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and The Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital requirements will be: (i) a new common equity tier 1 capital ratio of 4.5%; (ii) a tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a tier 1 leverage ratio of 4%. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The Company relies on dividends from the Bank for most of its revenue. The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends received from the Bank. These dividends are the principal source of funds to pay dividends on the Company's common and preferred stock. Currently the regulators have restricted the Bank from paying dividends to the Company without prior approval by the FDIC, NCCOB and the FRB, as is discussed in greater detail under Item 1. “Business-Supervision and Regulation” of this Annual Report on Form 10-K. Notwithstanding the current MOUs, various federal and/or state laws, regulations, and agreements, limit the amount of dividends that the Bank may pay to the Company. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations, or pay dividends on the Company's common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 1 “Business - Supervision and Regulation.”

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

Index M&F BANCORP, INC., AND SUBSIDIARY

Our commercial real estate and faith-based non-profit lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy includes making loans secured by commercial and faith-based non-profit real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2013, our real estate secured commercial real estate loans totaled $59.1 million, which represented 31.19% of total loans, and our faith-based non-profit real estate totaled $85.5 million, which represented 45.11% of total loans. These two categories of loans may increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by commercial real estate properties are often dependent on the income produced by the underlying properties, which in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. For faith-based and non-profit institutions, payments on loans are largely dependent on voluntary contributions, which may be adversely affected during high unemployment periods, such as the economic conditions since late 2008. Because of the current general economic slowdown, these loans present higher risk, could result in an increase in our total net charge-offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our faith-based and non-profit lending may expose us to a greater risk of loss and adversely impact our earnings and profitability. Our niche market is faith-based and non-profit lending. This specialization has historically experienced minimal losses, however, when unemployment is high, individuals may be unable to donate to support the missions of these organizations. In addition, many of the real estate secured properties are deemed to be special purpose structures that may not be conducive to other types of commercial activities in the event of foreclosure or sale. At December 31, 2013, our loans to faith-based and non-profit entities totaled $85.5 million, which totaled 45.11% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential loans.

Charge-offs may increase in all categories of lending, which may increase our earnings and profitability. Charge-offs reduce the ALLL and impact the quantitative factors in the estimated losses inherent in the loan portfolio. An additional provision for loan losses may be required because of any charge-offs. For the year ended December 31, 2013, we had net charge-offs of $0.3 million. While we seek to minimize loan loss risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

The Company's operating results and financial condition would likely suffer if there is a deterioration in the general economic condition of the areas in which the Bank does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Raleigh, Durham, Winston-Salem, Greensboro, and Charlotte areas of NC. Because the Bank's lending and deposit-gathering activities are concentrated in these markets, the Bank is affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank's financial condition and results of operations. Even though the Bank's customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank's growth rate, affect the ability of the Bank's customers to repay their loans and generally affect the Company's financial condition and results of operations. A decline in general economic conditions in the Bank's market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank's control, would also impact these local economic conditions and could have an adverse effect on the Company's financial condition and results of operations.

Index M&F BANCORP, INC., AND SUBSIDIARY

The Company is subject to security and operational risks related to the technology the Company uses that could result in a loss of customers, increased costs and other damages, which could be material. The Company depends on data processing, software, and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, the Company cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure, interruptions, or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and loan servicing or origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank's reputation, subject the Bank to additional regulatory scrutiny, or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's results of operations and financial condition.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

The following table sets forth certain information regarding the Bank's properties as of December 31, 2013. Rent expense incurred by the Bank under ongoing leases totaled approximately $47 thousand for the years ended December 31, 2013 and 2012.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company's fiscal year ended December 31, 2013.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "MFBP".

As of March 18, 2014, there were 2,031,337 shares of the Company's common stock outstanding, held by approximately 990 stockholders of record (not including persons or entities whose stock is held in nominee or 'street' name through various brokerage firms or banks). The following table shows the high and low sale price of the Company's common stock for the previous eight quarters, as well as the per share amount of cash dividends declared during the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

Index M&F BANCORP, INC., AND SUBSIDIARY

2013 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$4.40	$3.67	$3.45	$3.42
Low	2.50	2.55	2.50	2.40
Cash dividends	—	—	—	0.125

2012 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$3.00	$2.99	$2.59	$3.09
Low	2.40	2.40	2.25	2.25
Cash dividends	—	—	—	0.125

Dividends. See "Item 1. Description of Business - Supervision and Regulation - Dividend and Repurchase Limitations" above for regulatory and TARP restrictions, which limit the ability of the Company to pay dividends. During 2013 and 2012, the Company paid its stockholders annual dividends totaling $0.125 per share.

Dividend Policy. The Company's stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During 2013, the Company declared and paid to its stockholders dividends totaling $0.125 per share. Subject to the regulatory and TARP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company may continue to pay annual cash dividends to stockholders, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Bank’s status as a “well capitalized” institution under applicable banking laws and regulations.

Recent Sales of Unregistered Securities. The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock in 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

OVERVIEW

The Bank is a full-service NC state-chartered bank conducting business in the five largest urban areas of NC: Raleigh, the State's capitol, Durham, Winston-Salem, Greensboro, and Charlotte. In 2007, the Bank celebrated the 100th anniversary of its founding in 1907, and the opening of its first branch in 1908 on Parrish Street in Durham, where the Bank continues to operate a branch. In 1999, the Company was created as a bank holding company. As of December 31, 2013, the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

•	Allowance for Loan Losses – The Company records an estimated allowance for loan losses ("ALLL") based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Non-Accrual Interest – When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.

•	Loans Modified in a Troubled Debt Restructuring ("TDR") – Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance (from further collection actions such as initiating foreclosure), and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. In response to the extended economic downturn, management has elected to offer concessions to certain borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Foreclosed Assets – Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

•	Fair Value Estimates – Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments, that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

Index M&F BANCORP, INC., AND SUBSIDIARY

•	Fair Value Hierarchy - The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations a based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, and investments related to deferred compensation arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2013 compared with year ended December 31, 2012

General. We had net income of $0.4 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively. Net income available to common stockholders was $0.1 million, or $0.06 per diluted share, for 2013 compared to $0.1 million, or $0.05 per diluted share, for 2012. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The increase in net income in 2013 was due to the receipt of $0.3 million Bank Enterprise Award, which reflects the Bank’s dedication to financing and supporting community and economic development activities in economically distressed areas partially offset by a $0.2 million increase in provision for loan losses. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $10.4 million in 2013 and $10.5 million in 2012, a decrease of 1.29%. Noninterest income, principally service charges and fees, increase in cash value of bank-owned life insurance, plus gains on sales of investments amounted to $2.1 million in 2013 and $2.3 million in 2012. The Bank Enterprise Award of $0.3 million is included in noninterest income for 2013. Our provision for loan losses was $0.3 million and $0.2 million in 2013 and 2012, respectively. Specific reserves for impaired loans primarily accounted for the increase in the provision for loan losses. We incurred noninterest expense of $11.7 million in 2013 and $12.2 million in 2012. The decrease in non-interest expense of $0.5 million, or 4.42%, was primarily attributable to decreased salaries and benefits of $0.2 million, decreased information technology expenses of $0.1 million and decreased net other real estate owned (“OREO”) expenses of $0.1 million.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest- earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.1 million, or 1.29% from $10.5 million for the year ended December 31, 2012. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2013 were $271.7 million compared to $280.6 million for the year ended December 31, 2012. On a fully tax-equivalent basis, net interest margin was 3.83% and 3.78% for the years ended December 31, 2013 and 2012, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The yield on interest-earning assets was 4.12% and 4.14% for the years ended December 31, 2013 and 2012, respectively, reflecting a decrease of 2 basis points (“bps”). The interest rate on average interest-bearing liabilities for those same periods was 0.38% and 0.49%, respectively, reflecting a decrease of 11 bps due to the ongoing low interest rate environment. The net interest spread increased 9 bps from 3.65% for the year ended December 31, 2012 to 3.74% for the year ended December 31, 2013. The increase was primarily attributable to the 11 bps reduction in cost of funds.

Interest income decreased 3.38% for the year ended December 31, 2013 to $11.2 million from $11.6 million for the year ended December 31, 2012. The average balance of outstanding loans, which yielded 5.70% for the year ended December 31, 2013 and 5.84% for the year ended December 31, 2012, decreased from $180.7 million for the year ended December 31, 2012 to $179.7 million for the year ended December 31, 2013. The average balance of investment securities increased $7.3 million from $51.9 million to $59.2 million for the year ended December 31, 2013. The tax-equivalent yield on investment securities decreased from 1.80% for the year ended December 31, 2012 to 1.46% for the year ended December 31, 2013. In the low interest rate environment, higher yield investments that are amortizing or being called are not being replaced by the same yields on new investments. In addition, management sold $12.7 million in certain fixed rate available for sale securities during 2012 to better position itself for a rising rate interest environment. The average balances of federal funds and other short-term investments decreased by $15.2 million to from $48.0 million to $32.8 million at December 31, 2013 as management sought to invest excess funds into its investment portfolio. The average yield in this category remained relatively flat at 0.26%. The decrease in higher yielding loans due to loan runoff and issuance of new loans at lower market rates accounted for the largest impact of the 2 bps decrease in yield on earning assets.

Interest expense decreased $0.2 million during the year ended December 31, 2013 to $0.8 million compared to $1.0 million during the year ended December 31, 2012. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, decreased from $203.4 million at December 31, 2012 to $201.4 million at December 31, 2013. The average rate paid on interest-bearing deposits decreased from 45 bps for the year ended December 31, 2012 to 38 bps for the year ended December 31, 2013, primarily due to lower interest rates paid on time deposits.

The average rate on borrowings decreased from 3.75% for the year ended December 31, 2012 to 0.50% or the year ended December 31, 2013. The average borrowings outstanding decreased by $1.7 million from $3.1 million for the year ended December 31, 2012 to $1.4 million for the year ended December 31, 2013. The interest expense on borrowed funds decreased to $7 thousand in 2013 primarily because of the $1.7 million net reduction in loan participations sold that previously did not qualify for “sold” treatment under GAAP.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Twelve Months Months Ended December 31, 2013 and 2012
(Dollars in thousands)	2013			2012
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$179,712	$10,235	5.70%	$180,729	$10,563	5.84%
Taxable securities	58,296	807	1.38	49,205	762	1.55
Nontaxable securities(2)	890	36	6.58	2,716	107	6.41
Federal funds sold and other interest on short-term investments	32,816	84	0.26	47,999	121	0.25
Total interest earning assets	271,714	11,162	4.12%	280,649	11,553	4.14%
Cash and due from banks	3,310			2,816
Other assets	21,120			20,682
Allowance for loan losses	(3,354)			(3,743)
Total assets	$292,790			$300,404

Liabilities and Equity
Savings deposits	$51,178	$78	0.15%	$53,823	$111	0.21%
Interest-bearing demand deposits	21,639	17	0.08	23,479	30	0.13
Time deposits	128,616	665	0.52	126,106	766	0.61
Total interest-bearing deposits	201,433	761	0.38	203,408	907	0.45
Borrowed funds	1,388	7	0.50	3,063	115	3.75
Total interest-bearing liabilities	202,821	767	0.38%	206,471	1,022	0.49%
Non-interest-bearing deposits	48,315			51,385
Other liabilities	5,796			5,822
Total liabilities	256,932			263,678
Stockholders' equity	35,858			36,726
Total liabilities and stockholders' equity	$292,790			$300,404

Net interest income		$10,395			$10,531

Non-taxable securities		36			107
Tax equivalent adjustment (3)		23			67

Tax equivalent net interest income		$10,418			$10,598
Net interest spread (4)			3.74%			3.65%
Net interest margin (5)		3.83%			3.78%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

Index M&F BANCORP, INC., AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Twelve Months Ended December 31, 2012 and 2011
(Dollars in thousands)	2012			2011
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$180,729	$10,563	5.84%	$197,397	$11,316	5.73%
Taxable securities	49,205	762	1.55	21,674	640	2.95
Nontaxable securities(2)	2,716	107	6.41	6,712	274	6.64
Federal funds sold and other interest on short-term investments	47,999	121	0.25	63,826	155	0.24
Total interest earning assets	280,649	11,553	4.14%	289,609	12,385	4.33%
Cash and due from banks	2,816			2,497
Other assets	20,682			19,483
Allowance for loan losses	(3,743)			(4,026)
Total assets	$300,404			$307,563

Liabilities and Equity
Savings deposits	$53,823	$111	0.21%	$58,227	$186	0.32%
Interest-bearing demand deposits	23,479	30	0.13	24,069	57	0.24
Time deposits	126,106	766	0.61	131,943	1,187	0.90
Total interest-bearing deposits	203,408	907	0.45	214,239	1,430	0.67
Borrowed funds	3,063	115	3.75	3,593	74	2.06
Total interest-bearing liabilities	206,471	1,022	0.49%	217,832	1,504	0.69%
Non-interest-bearing deposits	51,385			47,186
Other liabilities	5,822			5,501
Total liabilities	263,678			270,519
Stockholders' equity	36,726			37,044
Total liabilities and stockholders' equity	$300,404			$307,563

Net interest income		$10,531			$10,881

Non-taxable securities		107			274
Tax equivalent adjustment (3)		67			172

Tax equivalent net interest income		$10,598			$11,053
Net interest spread (4)			3.65%			3.64%
Net interest margin (5)		3.78%			3.81%

(1)	Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.
(2)	The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%
(3)	The tax equivalent adjustment is computed using a blended tax rate of 38.55%.
(4)	Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rates, which are changes in the average rate multiplied by the average volume for the previous period;
•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and
•	Total change, which is the sum of the previous columns.

Index M&F BANCORP, INC., AND SUBSIDIARY

	Rate and Volume Variance Analysis			Rate and Volume Variance Analysis
	For the Years Ended			For the Years Ended
	December 31, 2013 vs. 2012			December 31, 2012 vs. 2011
(Dollars in thousands)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
Interest income:
Loans receivable (2)	$(270)	$(58)	$(328)	$220	$(973)	$(753)
Taxable securities	(81)	126	45	(305)	427	122
Nontaxable securities	3	(74)	(71)	(10)	(157)	(167)
Federal funds sold	2	(39)	(37)	6	(40)	(34)
Total interest income	(346)	(45)	(391)	(89)	(743)	(832)
Interest expense:
Interest-bearing deposits	(139)	(7)	(146)	(474)	(49)	(523)
Borrowed funds	(100)	(8)	(108)	61	(20)	41
Total interest expense	(239)	(15)	(254)	(413)	(69)	(482)
Net interest income	$(107)	$(30)	$(137)	$324	$(674)	$(350)

(1)	The changes in rates and volumes account for the total changes in interest income and interest expense.
(2)	The interest income that would have been reflected on non-accruing loans is excluded from this analysis.

Noninterest Income. Noninterest income decreased by $0.2 million in the year ended December 31, 2013 over the same period in 2012, primarily due to a $0.4 million in realized gain on the sales of securities in 2012, which did not occur during the comparable period of 2013, partially offset by a Bank Enterprise Award of $0.3 million during 2013. The Company also earned $62 thousand less in service charge revenue, which is primarily activity based, and $13 thousand less in rental income, which is occupancy based, during 2013 compared to 2012.

Noninterest Expense. Noninterest expense represents the cost of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased from $12.2 million for the year ended December 31, 2012 to $11.7 million for the year ended December 31, 2013. The largest reductions in noninterest expense were a $0.2 million decrease in salaries and employee benefits, $0.1 million decrease in information technology, a decrease of $0.1 million in net OREO expenses and a $0.1 million decrease in other noninterest expenses.

Occupancy expense and director fees were unchanged at $1.5 million and $0.3 million, respectively, in both the year ended December 31, 2013 and December 31, 2012.

Information technology expense decreased by $0.1 million or 7.02% in the year ended December 31, 2013 from $0.9 million to $0.8 million, primarily due to contract negotiations.

Professional fees increased $27 thousand during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of increased audit and consulting services.

OREO expenses decreased $0.1 million or 23.33% to $0.3 million for the ended December 31, 2013 compared to $0.4 million for the year ended December 31, 2012.

In the year ended December 31, 2013, FDIC insurance premiums decreased $46 thousand compared to premiums paid during the year ended December 31, 2012, the decrease was primarily due to a decrease in the asset base upon which the premium is calculated.

Other expenses decreased $71 thousand primarily due to decreases in appraisal fees of $78 thousand, training/development expenses of $29 thousand and debit/ATM card fees of $19 thousand partially offset with increases supplies expense of $23 thousand and other sundry expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $0.2 million for the year ended December 31, 2013 and $0.1 million for the year ended December 31, 2012. The overall effective rate increased from 25.38% for the year ended December 31, 2012 to 29.38% in the year ended December 31, 2013 due to a decrease in tax-exempt interest income and permanent tax to book differences decreasing.

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

For all classes of commercial loans, a quarterly evaluation of individual borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification process. The ALLL attributed to impaired loans and TDRs considers all available evidence based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification ("ASC") 310. The loans identified as impaired and TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan-by-loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Index M&F BANCORP, INC., AND SUBSIDIARY

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Any loans, including commercial loans, not specifically identified as impaired or TDRs, are collectively evaluated by loan type, applying two factors: the quantitative loss history by loan type for the previous eight quarters compared to average loans outstanding for the same period (the "quantitative factor"), and a qualitative factor that is comprised of quantitatively-driven calculations based on historical data, and subjective factors (the "qualitative factors"). The quantitative portion of the ALLL is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcome inherent in the estimates used for the allowance.

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

As of December 31, 2013 and December 31, 2012, the ALLL was $3.5 million, which represented approximately 1.84% and 2.00% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight-quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new resulted in a variance of approximately $261 thousand as of December 31, 2012. Management elected to retain the variance as an unallocated reserve as the team continued to validate and integrate nuances in the new system. Nonperforming assets, defined as non-accruing loans, OREO and other repossessed assets, at December 31, 2013 were 3.43% of total assets compared to 4.18% at December 31, 2012. Nonperforming assets as a percentage of total loans as of December 31, 2013 were 5.46% compared to 7.06% at December 31, 2012. For the years ended December 31, 2013 and December 31, 2012, the provision for loan losses was $0.3 million and $0.2 million, respectively.

Of non-accruing loans totaling $6.7 million at December 31, 2013, 99.84% of the outstanding balances were secured by real estate, which management believes mitigates the risk of loss. TDRs in compliance with modified terms totaled $21.5 million or 81.54% of total TDRs at December 31, 2013. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and the collection under any revised terms is assessed as probable. The Company evaluates impaired loans and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

Loans at December 31, 2013, 2012, 2011 and 2010 were as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Commercial	$12,344	$3,282	$7,688	$9,148
Commercial real estate:
Construction	4,758	3,621	1,871	1,187
Owner occupied	22,186	18,377	20,352	22,395
Other	32,145	26,171	24,831	25,179
Faith-based non-profit	—
Construction	—	2,344	2,287	11,094
Owner Occupied	78,761	76,418	78,161	79,490
Other	6,702	7,135	8,703	2,127
Residential real estate:
First mortgage	22,350	24,702	27,896	32,673
Multifamily	3,271	5,828	7,207	7,892
Home equity	3,051	3,161	4,457	5,123
Construction	241	83	—	2,243
Consumer	1,340	1,346	1,667	2,218
Other loans	2,326	2,754	2,964	3,559
Loans, net of deferred fees	189,475	175,222	188,084	204,328
ALLL	(3,493)	(3,499)	(3,850)	(3,851)
Loans, net of ALLL	$185,982	$171,723	$184,234	$200,477

In 2010, management changed its loan-related disclosure classification in its financial reports to better reflect the underlying collateral risk within the loan portfolio and to more closely align its financial disclosure with internally monitored classifications. For the above table, management has presented data from all periods to reflect this updated classification. However, data for 2009 data was not available for the purposes of applying a consistent presentation. The following table and other tables as noted herein, presents loan and ALLL classifications as was previously reported.

(Dollars in thousands)	December 31, 2009

Commercial	$8,605
Real estate construction	16,987
Consumer	5,891
Commercial real estate	135,249
Consumer real estate mortgage	42,706
Other	673
Loans, net of deferred fees	210,111
ALLL	(3,564)
Loans, net of ALLL	$206,547

The following table shows the summary activity in the ALLL for the five years ended December 31, 2013, 2012, 2011, 2010 and 2009:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009

Beginning balance	$3,499	$3,850	$3,851	$3,564	$2,962
Provision for Loan loan losses	329	166	903	520	1,853
Loans charged-off	(406)	(629)	(1,153)	(309)	(1,290)
Recoveries	71	112	249	76	39
Ending Balance	$3,493	$3,499	$3,850	$3,851	$3,564

Net charge-offs to average loans	0.19%	0.29%	0.46%	0.11%	0.51%

Index M&F BANCORP, INC., AND SUBSIDIARY

Activity in the ALLL for the years ended December 31, 2013, 2012, 2011 and 2010 was as follows:

	For the Year Ended December 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the year ended December 31, 2013
Charge-offs	(7)	(237)	—	(138)	(4)	(20)	—	(406)
Recoveries	—	27	—	26	8	10	—	71
Provision for loan losses	101	137	637	(332)	(15)	62	(261)	329
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493

	For the Year Ended December 31, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
For the year ended December 31, 2012
Charge-offs	—	(98)	—	(362)	(169)	—	—	(629)
Recoveries	—	75	—	17	20	—	—	112
Provision (decrease) increase	(258)	(67)	118	(17)	117	12	261	166
Total ending ALLL balance as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499

	For the Year Ended December 31, 2011
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	—	(1,153)
Recoveries	95	126	—	3	25	—	—	249
Provision (decrease) increase	206	213	(161)	712	(2)	(65)	—	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

Index M&F BANCORP, INC., AND SUBSIDIARY

	For the Year Ended December 31, 2010
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$—	$3,564
For the year ended December 31, 2010
Charge-offs	(17)	(98)	—	(132)	(60)	—	—	(307)
Recoveries	31	—	—	28	15	—	—	74
Provision (decrease) increase	236	(100)	119	176	45	44	—	520
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851

For the year ended December 31, 2009, the Company reported changes in the ALLL as follows:

For the
Year Ended
December 31,
(Dollars in thousands)	2009

ALLL:
Balance at beginning of year	$2,962
Adjustments for loans acquired	—
Loan charge-offs:
Commercial	881
Real estate construction	—
Consumer and other	59
Real estate mortgage	312
Total charge-offs	1,252

Recoveries of loans previously charged off:
Commercial	18
Real estate construction	—
Consumer and other	14
Real estate mortgage	7
Total recoveries	39
Net loans charged-off	1,213
Bounce protection charge-offs (net)	38
Provision for loan losses	1,853
Balance at end of year	$3,564

The Company experienced $0.3 million in net loan charge-offs for the year ended December 31, 2013 compared to $0.5 million in net loan charge-offs for the year ended December 31, 2012. Net charge-offs to average loans totaled 0.19% and 0.29% during the years ended December 31, 2013 and 2012, respectively.

Index M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the ALLL and the reported investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and December 31, 2012:

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for imapirment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

	December 31, 2012
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$87	$44	$349	$—	$—	$—	$480
Collectively evaluated for impairment	90	794	1,202	588	30	54	261	3,019
Total ending ALLL balance	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Loans:
Loans individually evaluated for impairment	$—	$4,837	$14,907	$2,443	$16	$—	$—	$22,203
Loans collectively evaluated for impairment	3,282	43,332	70,990	31,331	1,330	2,754	—	153,019
Total ending loans balance	$3,282	$48,169	$85,897	$33,774	$1,346	$2,754	$—	$175,222

Index M&F BANCORP, INC., AND SUBSIDIARY

Impaired loans at December 31, 2013, 2012, 2011 and 2010 were as follows:

	December 31, 2013
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	363	364	—	28
Owner occupied	3,181	3,183	—	142
Other	5,486	5,503	—	256
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,151	14,203	—	681
Other	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213
Multifamily	—	—	—	—
Home equity	77	77	—	3
Construction	—	—	—	—
Consumer	11	11	—	—
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	3,510	3,500	931	242
Other	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29
Multifamily	—	—	—	—
Home equity	131	131	37	6
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277
Impaired loans	$30,647	$30,714	$1,006	$1,600

Index M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2012
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	371	371	—	31
Owner occupied	530	530	—	38
Other	4,312	3,698	—	129
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,479	14,479	—	567
Other	—	—	—	—
Residential real estate:
First mortgage	814	814	—	19
Multifamily	—	—	—	—
Home equity	86	86	—	3
Construction	—	—	—	—
Consumer	16	16	—	—
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	238	238	87	15
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	428	428	44	30
Other	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90
Impaired loans	$22,817	$22,203	$480	$877

Impaired loans not included in the above tables are the recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. The total recorded investment in impaired loans was $24.1 million at December 31, 2012.

Index M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2011
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$1,567	$590	$—	$—
Commercial real estate:
Construction	950	628	—	17
Owner occupied	949	1,217	—	40
Other	5,112	3,870	—	32
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	12,913	12,907	—	535
Other	—	—	—	—
Residential real estate:
First mortgage	1,019	921	—	12
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance recorded	$22,510	$20,133	$—	$636

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	378	378	15	26
Owner occupied	695	695	94	—
Other	40	40	10	34
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	908	909	56	50
Other	—	—	—	—
Residential real estate:				36
First mortgage	798	797	292	—
Multifamily	—	—	—	—
Home equity	462	462	251	—
Construction	—	—	—	—
Consumer	2	2	2	—
Total impaired loans with allowance recorded	$3,283	$3,283	$720	$146
Total impaired loans	$25,793	$23,416	$720	$782

Index M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2010
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$1,180	$1,180	$—	$—
Commercial real estate:
Construction	1,038	1,038	—	—
Owner occupied	2,102	2,099	—	32
Other	4,013	4,013	—	31
Faith based non-profit:				36
Construction	—	—	—	—
Owner occupied	6,775	6,765	—	448
Other	—	—	—	—
Residential real estate:
First mortgage	325	325	—	14
Multifamily	322	322	—	14
Home equity	11	11	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with no allowance recorded	$15,766	$15,753	$—	$575

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	373	372	17	15
Multifamily	143	143	61	3
Home equity	98	98	40	—
Construction	—	—	—	—
Consumer	—	—	—	—
Total impaired loans with allowance recorded	$614	$613	$118	$18
Total impaired loans	$16,380	$16,366	$118	$593

The following table represents impaired loans as was previously reported for the year ended December 31, 2009:

	December 31, 2009
(Dollars in thousands)	Amount	Allowance
Impaired loans:
Commercial real estate secured	$7,095	$238
Commercial other	1,263	—
Consumer real estate secured	1,832	—
Consumer other	—	—
Total	$10,190	$238

Impaired loans totaled $30.7 million at December 31, 2013, $24.1 million as of December 31, 2012, $23.4 million at December 31, 2011, $16.4 million at December 31, 2010 and $10.2 million at December 31, 2009. The year ended December 31, 2013 showed a $6.6 million increase of impaired loans compared to year-end 2012. The change was primarily due to the addition of one faith-based – owner-occupied loan totaling $1.4 million, three commercial real estate – owner occupied loans totaling $2.7 million, three commercial real estate other loans totaling $1.4 million and eight residential real estate – first mortgage loans totaling $0.6 million.

The recorded investment in TDRs, which are included in total impaired loans, was $26.4 million, $20.2 million, $18.7 million, $9.4 million and $7.0 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Index M&F BANCORP, INC., AND SUBSIDIARY

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

The following tables present the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2013, 2012 and 2011:

			90 Days
			or More
			Past Due
December 31, 2013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2,676	3	—	—
Other	532	3	110	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	29	1	332	1
Other	—	—	—	—
Residential real estate:
First mortgage	3,348	43	253	5
Multifamily	—	—	—	—
Home equity	124	7	—	—
Construction	—	—	—	—
Consumer	11	2	—	—
Other loans	—	—	—	—
Total	$6,720	59	$695	7

			90 Days
			or More
			Past Due
December 31, 2012			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	39	1	224	4
Other	49	1	351	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	5,241	4	661	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,384	44	357	6
Multifamily	—	—	—	—
Home equity	3	1	101	1
Construction	—	—	—	—
Consumer	16	2	—	—
Other loans	—	—	—	—
Total	$8,732	53	$1,694	15

Index M&F BANCORP, INC., AND SUBSIDIARY

			Loans Past
			Due Over
			90 Days
December 31, 2011			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	5,497	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Other loans	—	—	—	—
Total	$15,326	62	$214	4

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010 and 2009:

	December 31,
(Dollars in thousands)	2010	2009

Non-accrual loans	$12,572	$8,999
Loans past 90 days and still accruing	3,743	—
Total	$16,315	$8,999

Index M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the aging of the recorded investment in loans as of December 31, 2013 and 2012 by class of loans:

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$4	$—	$4	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—	4,758	4,758
Owner occupied	77	—	2,675	2,752	19,434	22,186
Other	—	—	642	642	31,503	32,145
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner Occupied	2,859	29	333	3,221	75,540	78,761
Other	1	—	—	1	6,701	6,702
Residential real estate:						—
First mortgage	747	275	2,602	3,624	18,726	22,350
Multifamily	—	—	—	—	3,271	3,271
Home equity	241	—	118	359	2,692	3,051
Construction	—	—	—	—	241	241
Consumer	6	3	9	18	1,322	1,340
Other loans	—	—	—	—	2,326	2,326
Total	$3,931	$311	$6,379	$10,621	$178,854	$189,475

			90 Days
December 31, 2012	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit:
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

The Company has allocated $934 thousand and $135 thousand of specific reserves to customers, whose loan terms had been modified in TDRs as of December 31, 2013 and December 31, 2012, respectively. The Company has not committed to lend additional amounts as of December 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as TDRs.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payments experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for impairment by the loan’s classification to credit risk. The analysis includes non-homogeneous loans, such as commercial, commercial real estate and faith-based non-profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following terms for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the los are not corrected in a timely manner.

Index M&F BANCORP, INC., AND SUBSIDIARY
•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans not identified as special mention, substandard or doubtful are classified as pass.

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$12,342	$—	$2	$—	$12,344
Commercial real estate:
Construction	4,396	—	362	—	4,758
Owner occupied	17,586	625	3,975	—	22,186
Other	27,584	2,703	1,858	—	32,145
Faith-based non-profit:
Construction	—	—	—	—	—
Owner Occupied	66,626	7,474	4,661	—	78,761
Other	6,701	1	—	—	6,702
Residential real estate:
First mortgage	17,890	427	4,033	—	22,350
Multifamily	3,171	38	62	—	3,271
Home equity	2,668	—	383	—	3,051
Construction	241	—	—	—	241
Consumer	1,323	—	17	—	1,340
Other loans	2,326	—	—	—	2,326
Total	$162,854	$11,268	$15,353	$—	$189,475

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

FINANCIAL CONDITION

Financial Condition at December 31, 2013 and December 31, 2012

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. Gross loans and total deposits increased for the year ended December 31, 2013 as compared with the year ended December 31, 2012.

Total assets increased from $296.1 million as of December 31, 2012 to $301.5 million as of December 31, 2013, which was caused by an increase in deposits. Gross loans increased by $14.3 million primarily due to organic loan growth and loan participation purchases. Investment securities available for sale increased $5.1 million from December 31, 2012 to December 31, 2013. The increase in investment securities available for sale was driven by the management decision to move low yielding cash into higher yielding low risk bonds. Cash and cash equivalents declined $14.0 million to $28.6 million from December 31, 2012. OREO decreased $0.1 million in 2013 to $3.0 million. Total liabilities increased from $259.8 million as of December 31, 2012 to $265.4 million as of December 31, 2013, led by an increase in total deposits of $9.0 million, partially offset with a decrease in other borrowings of $2.1 million and a decrease in other liabilities of $1.4 million.

Total consolidated stockholders’ equity remained relatively flat at $36.1 million as of December 31, 2013 compared to $36.3 million at December 31, 2012. For the year ended December 31, 2013, the net decrease in retained earnings was comprised of $0.4 million of net income, offset by dividends declared to preferred stockholders of $0.2 million and common stockholders of $0.3 million. Accumulated other comprehensive loss represents the unrealized gain or loss on available for sale securities and the unrealized gain or loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.4 million at both December 31, 2013 and December 31, 2012.

Index M&F BANCORP, INC., AND SUBSIDIARY

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, decreased $14.0 million from $42.6 million at December 31, 2012 to $28.6 million at December 31, 2013. The decrease in cash and cash equivalents was the primary result of increases in investment securities of $5.1 million and loans of $14.3 million, partially offset with a decreases in other borrowings of $2.1 million and other liabilities of $1.4 million.

Loan Portfolio. Gross loans were $189.5 million and $175.2 million as of December 31, 2013 and December 31, 2012, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized business and faith-based non-profit organizations. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values in general or in our primary markets in particular, could impair the value of the underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2013, the percentage of loans in this niche, which included construction, real estate, and lines of credit, totaled approximately 45.11% of the total loan portfolio, and the reserve for these loans is 53.91% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appear to have been adversely affected by the economic downturn. Management monitors the loan portfolio for changes in trends of past dues and concentration.

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

The OREO portfolio decreased a net $23 thousand from December 31, 2012 to December 31, 2013. The net decrease resulted from $277 thousand in additions to OREO through foreclosure or deed in lieu of foreclosure (“at foreclosure”), $111.7 thousand in sales of OREO, and $188.2 thousand in OREO write-downs during the year.

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

The table below shows the loans outstanding by type and maturity as of December 31, 2013:

			Faith
		Commercial	Based	Residential
(Dollars in thousands)	Commercial	Real Estate	Non-Profit	Real Estate	Consumer	Other	Total

Maturity dates:
Due within one year	$1,779	$39,564	$68,599	$12,648	$983	$2,296	$125,869
Due one to five years	2,962	15,292	8,278	3,514	258	—	30,304
Due after five years	7,603	4,233	8,586	12,751	99	30	33,302
Total	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$189,475

Loans due after one year:
Fixed rate	$4,862	$13,659	$14,564	$15,274	$267	$30	$48,656
Variable rate	5,703	5,866	2,300	991	90	—	14,950
Total	$10,565	$19,525	$16,864	$16,265	$357	$30	$63,606

Investment Securities. The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2013 and 2012, all investment securities were classified as available for sale.

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities ("U.S. Agencies")
•	U.S. Government sponsored residential mortgage backed securities ("MBS"), and
•	North Carolina municipal securities ("Municipals")

All securities owned as of December 31, 2013 and December 31, 2012 are investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2013 and December 31, 2012, the Company held 68 and 11 investment positions, respectively, with unrealized losses of $791.2 thousand and $29.5 thousand, respectively. These investments were generally in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than- temporary, and will not be likely required to sell.

Index M&F BANCORP, INC., AND SUBSIDIARY

The Company owns stock in the FHLB, classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment. The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters. The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

Our available for sale securities totaled $65.9 million and $60.8 million as of December 31, 2013 and December 31, 2012, respectively. Securities with a fair value of $1.0 million were pledged to the FRB, and an additional $3.5 million and $15.4 million of securities were pledged to public housing authorities in NC and the NC Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2013. Securities with a fair value of $1.1 million were pledged to the FRB and an additional $4.9 million and $2.6 million of securities were pledged to public housing authorities in North Carolina and the NC Department of State Treasurer as collateral for public deposits at December 31, 2012.

The following table displays the amortized cost and fair value for the Company's investment portfolio for the periods ended December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US government agencies	$7,000	$6,766	$1,322	$1,327	$483	$483
Government sponsored MBS
Residential	58,086	57,698	57,333	57,931	30,399	30,789
Non-Government sponsored MBS
Residential	—	—	—	—	133	135
Municipal securities
North Carolina	1,485	1,455	1,497	1,553	3,505	3,702
Total	$66,571	$65,919	$60,152	$60,811	$36,964	$37,595

The following table presents contractual maturities of debt securities with the exception of MBS, which reflects projected cash flow streams, and weighted average yields at December 31, 2013. Actual maturities may differ, because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties. Certain mortgage-backed securities have adjustable interest rates and will reprice within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in the fair value that are reflected as a component of equity.

(Dollars in thousands)	As of December 31, 2013
	Fair Value	Amortized Cost	Average Yield
US government agencies
Due after one year through five years	$4,934	$5,000	3.25%
Due after five years through ten years	1,832	2,000	2.09%
Total US government agencies	$6,766	$7,000	2.92%

Government sponsored MBS
Residential
Due within one year	$12,090	$12,156	1.50%
Due after one year through five years	25,152	25,314	1.78%
Due after five years through ten years	12,450	12,560	2.11%
Due after ten years	8,006	8,056	2.45%
Total government sponsored MBS	$57,698	$58,086	1.88%

Municipal bonds
North Carolina
Due within one year	$472	$465	5.80%
Due after one year through five years	437	423	5.79%
Due after five years through ten years	546	597	2.50%
Total North Carolina municipal bonds	$1,455	$1,485	4.54%

Government National Mortgage Association with a fair value of $40.6 million and an amortized cost of $40.8 million, and Federal Home Loan Mortgage Corporation with a fair value of $16.5 million and an amortized cost of $16.7 million are the only issuers that exceeds 10% of stockholders’ equity as of December 31, 2013. The U.S. Government guarantees all of our MBS.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 30.28% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $5.3 million in available borrowing capacity from the FHLB at December 31, 2013, and Federal Funds Lines of Credit ("Fed Funds lines") of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.7 million outstanding from the FHLB as of December 31, 2013. The maximum outstanding balance from the FHLB during the fourth quarter of 2013 was $0.7 million. The Company periodically draws on its Fed Funds lines to test the lines availability.

Index M&F BANCORP, INC., AND SUBSIDIARY

The Company participates in the CDARS program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program, and the largest continuing depositor has annually renewed $20.0 million in deposits for several years, and during 2013 increased its balance to $25.0 million. There is no guarantee, however that this trend will continue. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by their federal and state banking regulators. Failure to satisfy minimum capital requirements may result in certain mandatory and additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Board and management have determined that maintaining strong on-Balance Sheet liquidity is prudent in the current weak economy. The Bank is required to obtain the non-objection of its regulators before engaging in any transactions that would materially change the composition of the Bank’s balance sheet. In addition, the Bank MOU requires the Bank maintain a Tier 1 leverage capital ratio of not less than 8.00%, and a total risk based capital ratio of not less than 10.00%.

The December 31, 2013 and December 31, 2012 regulatory capital levels of the Company and Bank compared to regulatory standards were:

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	$21,238	10.00%
Bank	35,573	16.77	16,975	8.00	21,219	10.00
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	$12,743	6.00%
Bank	32,910	15.51	8,487	4.00	12,731	6.00
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	$14,471	5.00%
Bank	32,910	10.69	12,316	4.00	15,395	5.00

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00%
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00%
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00%
Bank	32,483	11.02	11,786	4.00	14,733	5.00

DEPOSITS AND DEBT

Deposits. Total deposits increased from $250.9 million as of December 31, 2012 to $259.9 million as of December 31, 2013. Of these amounts, $45.0 million and $48.0 million were noninterest-bearing and $205.9 million and $211.9 million were interest-bearing deposits at December 31, 2012 and December 31, 2013, respectively. Time deposits of $100,000 and greater, including fully insured CDARS reciprocal deposits, were $121.9 million and $112.0 million as of December 31, 2013 and December 31, 2012, respectively. Time deposits of $100,000 or less were $21.9 million and $22.6 million as of December 31, 2013 and December 31, 2012, respectively.

Index M&F BANCORP, INC., AND SUBSIDIARY

The following table reflects deposits by type:

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011

Non-interest bearing demand	$48,057	$44,958	$49,853
Interest bearding demand	18,180	19,996	21,593
Savings	49,878	51,322	52,042
Time	143,812	134,603	135,655
Total deposits	$259,927	$250,879	$259,143

The following table reflects the maturities of time deposits of $100,000 or greater as of December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Three months or less	$44,099	0.30%	55,782	0.32%	47,139	0.58%
Over three months to six months	21,123	0.31	5,568	0.27	34,446	0.58
Over six months to twelve months	46,272	0.38	44,120	0.51	25,528	0.51
Over one year to five years	10,409	0.57	6,532	0.83	4,438	0.72
Total	$121,903	0.36%	112,002	0.42%	111,551	0.57%

Debt. In 2011 the Bank entered into a five year $0.3 million capital lease for new ATMs. Borrowings as of December 31, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 bps that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%. Please see Note 9 for details of leases. Interest expense on advances from FHLB for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was $3.5 thousand, $3.6 thousand and $3.7 thousand, respectively. The maximum FHLB advances outstanding for the years ended December 31, 2013, 2012 and 2011 was $0.7 million. As of December 31, 2013, the Bank had $0.7 million of outstanding advances with the FHLB, and had the availability of borrowing an additional $5.3 million from the FHLB. As of December 31, 2012 and December 31, 2011, the Bank had $0.7 million and $0.7 million in outstanding FHLB Advances, respectively. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $8.0 million, $10.2 million and $10.9 million as of December 31, 2013, 2012 and 2011, respectively.

OTHER

Capital Resources. Total stockholders' equity as of December 31, 2013 and 2012, including unrealized gains and/or losses net of taxes on available- for-sale securities and deferred pension liability, was $36.1 million and $36.3 million, respectively. The Company declared cash dividends on its common stock of $0.125 per share, totaling $0.3 million for each of the years ended December 31, 2013 and 2012. The Company paid preferred stock dividends of $0.2 million in each of the years ended December 31, 2013 and 2012.

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

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve, which monitors the Company's compliance. As of December 31, 2013, the Company met all of its liquidity and reporting requirements.

The Company had $28.6 million and $42.6 million in cash and cash equivalents as of December 31, 2013 and 2012, respectively. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more) are one of the most stable sources of liquidity, together with equity capital funded $174.2 million, or 57.77%, of total assets as of December 31, 2013. As of December 31, 2012, core deposits and equity capital totaled $175.2 million, or 59.15%, of total assets.

The Company's liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $1.9 million of liquidity for the year ended December 31, 2013 compared to $2.6 million for the year ended December 31, 2012. The principal elements of operating activities are net income, increased by significant non-cash expenses including the provision for loan losses, depreciation and amortization, and realized net gains/ losses on the sale of assets. In 2013, the Company invested $17.1 million in loans and a net $7.5 million investment securities, which were funded from $9.1 million in net deposit growth and utilization of excess cash and cash equivalents.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2013, the Company had $12.6 million in investment securities that mature within the next 12 months. During 2013, the Company purchased $27.0 million in investment securities, received $17.5 million in principal collections and had $2.0 million in calls and maturities.

Index M&F BANCORP, INC., AND SUBSIDIARY

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2013, the Bank had a maximum borrowing capacity, based on pledged collateral, of $8.0 million through the FHLB of Atlanta, of which $0.7 million was outstanding in a fixed rate, fixed term loan. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets, or $35.0 million as of December 31, 2013.

As of December 31, 2013, the Bank owned $0.4 million worth of FHLB stock or 57.10% percent of its outstanding advances of $0.7 million. Borrowings and letters of credit are collateralized by a blanket lien held by the FHLB on the Bank's qualifying assets. The FHLB makes quarterly determinations whether it will repurchase any stock above its required amounts.

Off-Balance Sheet Arrangements. The Company has liquidity available from other sources such as Fed Funds lines and brokered certificates of deposit. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. The Company maintains a letter of credit, an off-balance sheet source funding unless drawn, collateralized by assets pledged to the FHLB. Fed Funds lines totaled $10.0 million at December 31, 2013, none of which was drawn as of that date. The Company periodically tests its Fed Funds lines to ensure accessibility and availability if needed. During 2013, other than testing the lines, no drawdowns were made on these lines.

In addition to the sources of liquidity discussed above, the Company has off-balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off-balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments
Less than one year	$123	$4,960	$5,083
One to three years	47	5,654	5,701
Three to five years	250	9,674	9,924
More than five years	93	2,484	2,577
Total	$513	$22,772	$23,285

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

Return on equity and assets. The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), cash dividend payout ratio (cash dividends declared divided by net income), and equity to assets ratio (average equity divided by average total assets for each period indicated.

	For the Years Ended December 31,
	2013	2012	2011
Return on average assets	0.04%	0.03%	0.12%
Return on average stockholders' equity	0.35	0.28	1.00
Dividend payout ratio	2.08	2.50	0.69
Average stockholders' equity to average total assets	12.25	12.23	12.04

Recent Accounting Developments. Please refer to Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies for a discussion of recent accounting developments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Bank strives to reach its strategic financial objectives through the effective management of market risk. Like many financial institutions, the Bank's most significant market risk exposure is interest rate risk. The Bank's primary goal in managing interest rate risk is to minimize the effect that changes in interest rates have on interest income and expense. This is accomplished through the active management of asset and liability portfolios, which includes the strategic pricing of assets and liabilities to maintain a balanced maturity mix of assets and liabilities. The goal of these activities is the development of maturity and re-pricing opportunities in the Bank's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. The Bank's Asset/Liability Committee (“ALCO”), made up of members of management and the Bank Board, monitors loan, investment, and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed to monitor fixed- and variable-rate mixes under several interest rate shock scenarios.

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

The Bank engages an asset/liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model, which projects the Bank's performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Bank's performance in a base strategy that reflects the Bank's current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2013 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank's Board of Directors.

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

December 31, 2012
Basis point change:	Net Interest Margin	Net Interest Margin Change %
(200)	3.48%	8.90%
200	3.93%	2.88%
No rate change	3.82%	N/A

December 31, 2013
	Economic Value of	Economic Value of
Basis point change:	Equity	Equity Change %
(200)	14.61%	13.96%
200	13.27%	3.51%
No rate change	12.82%	N/A

The table below presents the Bank's ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2013. This ratio measures an entity's balance sheet sensitivity to re-pricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
< 1 year	1.14
1-3 years	1.06
3-5 years	1.16
5-15 years	1.29
Over 15 years	1.30

Index M&F BANCORP, INC., AND SUBSIDIARY

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Charlotte, North Carolina
March 18, 2014

Index M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in thousands)	2013	2012

ASSETS
Cash and cash equivalents
Cash and due from banks	$3,390	$2,527
Interest-bearing deposits	22,193	40,059
Federal funds sold	3,000	—
Total cash and cash equivalents	28,583	42,586
Investment securities available for sale, at fair value	65,919	60,811
Other invested assets	389	488
Loans, net of unearned income and deferred fees	189,475	175,222
Allowances for loan losses	(3,493)	(3,499)
Loans, net	185,982	171,723
Interest receivable	912	858
Bank premises and equipment, net	4,373	4,683
Cash surrender value of bank-owned life insurance	6,191	5,978
Other real estate owned	3,032	3,055
Deferred tax assets and taxes receivable, net	4,153	4,387
Other assets	1,955	1,530
TOTAL ASSETS	$301,489	$296,099
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$211,870	$205,921
Noninterest-bearing deposits	48,057	44,958
Total deposits	259,927	250,879
Other borrowings	847	2,937
Other liabilities	4,578	6,004
Total liabilities	265,352	259,820

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding	11,727	11,725
Common stock, no par value 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,103	17,230
Accumulated other comprehensive loss	(1,425)	(1,408)
Total stockholders' equity	36,137	36,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,489	$296,099

See notes to consolidated financial statements.

Index M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(Dollars in thousands except for share and per share data)	2013	2012

Interest income:
Loans, including fees	$10,235	$10,563
Investment securities, including dividends
Taxable	807	762
Tax-exempt	36	107
Other	84	121
Total interest income	11,162	11,553
Interest expense:
Deposits	760	907
Borrowings	7	115
Total interest expense	767	1,022
Net interest income	10,395	10,531
Less provision for loan losses	329	166
Net interest income after provision for loan losses	10,066	10,365
Noninterest income:
Service charges	1,307	1,369
Rental income	293	306
Cash surrender value of life insurance	213	210
Realized gain on sale of securities	—	445
Realized loss on disposal of assets	—	(5)
Other income	333	6
Total noninterest income	2,146	2,331
Noninterest expense:
Salaries and employee benefits	5,880	6,049
Occupancy and equipment	1,474	1,486
Directors fees	304	309
Marketing	166	199
Professional fees	825	798
Information technology	848	912
FDIC deposit insurance	512	558
Other real estate owned expense, net	322	420
Realized (gain) loss on sale of other real estate owned	(13)	32
Gains at foreclosure	(8)	—
Delivery expenses	170	187
Other	1,218	1,289
Total noninterest expense	11,698	12,239
Income before income taxes	514	457
Income tax expense	151	116
Net income	363	341
Less preferred stock dividends and accretion	(237)	(237)
Net income available to common stockholders	$126	$104

Basic and diluted earnings per share of common stock:	$0.06	$0.05
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2013	2012

Net income	$363	$341

Other comprehensive income (loss):
Investment Securities:
Unrealized holding gains (losses) on securities available for sale	(1,311)	472
Tax Effect	480	(159)
Reclassification adjustments for realized gains	—	(445)
Tax Effect	—	78
Net of tax amount	(831)	(54)

Defined benefit pension plans:
Net actuarial gain	1,339	136
Tax effect	(526)	(52)
Prior service cost	2	2
Tax effect	(1)	(1)
Net of tax amount	814	85

Other comprehensive income (loss), net of tax	(17)	31

Comprehensive income	$346	$372

See notes to consolidated financial statements

Index M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2011	2,031,337	$8,732	$11,724	$17,380	$(1,439)	$36,397
Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				341		341
Other comprehensive income, net of tax					31	31
Dividends declared on preferred stock				(236)		(236)
Dividends declared on common stock ($0.125 per share)				(254)		(254)

Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279

Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Accretion of Series B preferred stock issuance costs			2	(2)		—
Net income				363		363
Other comprehensive loss, net of tax					(17)	(17)
Dividends declared on preferred stock				(235)		(235)
Dividends declared on common stock ($0.125 per share)				(253)		(253)

Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137

See notes to consolidated financial statements

Index M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012

Cash flows from operating activities:
Net income	$363	$341
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	329	166
Depreciation and amortization	348	338
Gain on disposition of asset	—	5
Amortization of discounts/premiums on investments, net	1,032	887
Loan purchase accounting amortization, net	43	174
Deferred income tax (benefit) provision	(37)	110
Deferred loan origination fees and costs, net	181	174
Increase in cash surrender value of bank owned life insurance	(213)	(210)
Gain at foreclosure	(8)	—
Net (gain) loss on sale of other real estate owned	(13)	32
Writedown of other real estate owned	188	232
Net changes in:
Accrued interest receivable and other assets	(255)	745
Other liabilities	(47)	27

Net cash provided by operating activities	1,911	2,576

Cash flows from investing activities:
Activity in available for sale securities:
Sales	—	12,667
Maturities and calls	2,000	673
Principal collections	17,508	11,630
Purchases	(26,959)	(48,601)
FHLB stock purchases	—	(9)
FHLB stock redemptions	99	159
Net (increase) decrease in loans	(17,091)	10,808
Purchases of bank premises and equipment	(77)	(367)
Proceeds from disposition of asset	—	15
Proceeds from sale of OREO	87	495

Net cash used in investing activities	(24,433)	(12,530)

Cash flows from financing activities:
Net increase (decrease) in deposits	9,087	(8,264)
Proceeds from other borrowings	124	1,359
Repayments of other borrowings	(204)	(1,361)
Cash dividends	(488)	(490)

Net cash provided by (used in) financing activities	8,519	(8,756)

Net decrease in cash and cash equivalents	(14,003)	(18,710)

Cash and cash equivalents as of the beginning of the period	42,586	61,296

Cash and cash equivalents as of the end of the period	$28,583	$42,586

See notes to consolidated financial statements.

Index M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	YEARS ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$811	$1,099
Income Taxes	$—	$—
Noncash Transactions:
Loans transferred to OREO	$269	$599
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	$(831)	$(54)
Loans transferred to foreclosed assets	$—	$590
Accretion of Series B preferred stock issuance costs	$2	$1
Adjustments related to defined benefit plans, net of deferred income tax expense	$814	$85
Transfer of participation loans sold from other borrowings to loans	$(2,010)	$—
Transfer between fixed assets and noninerest-bearing deposit account	$(39)	$—

See notes to consolidated financial statements.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents - The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value, and cash held at the Federal Reserve Bank of Richmond ("FRB"). The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers' deposits as a reserve. As of December 31, 2013 and 2012, the Bank, held deposits as shown:

			Correspondent
			Bank
	Federal Reserve		Federal Funds
(Dollars in thousands)	Required Average	Excess	Sold	Core Deposits	Total

December 31, 2013	$1,520	$20,164	$3,000	$3,899	$28,583
December 31, 2012	$1,982	$36,122	$—	$4,482	$42,586

As of December 31, 2013 and 2012, the Bank held deposits of $0.4 million and $1.3 million, respectively at other financial institutions in excess of the federally insured balances. The December 31, 2012 excess resulted primarily from principal and interest payments on MBS, which were posted to our FHLB account.

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

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. The related credit write-downs are included in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2013 or 2012, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2013 and 2012.

Other Invested Assets - Other invested assets are investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2013 and 2012, the Company's investments in FHLB stock were $0.4 million and $0.5 million, respectively.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Allowances for Loan Losses - The ALLL is a valuation allowance, which is established through a provision for loan losses charged to expense. When management believes that the collectability of the principal is unlikely, loans are charged against the ALLL. Subsequent recoveries, if any, are credited to the ALLL.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition, and regulatory requirements. The quantitative drivers of qualitative factors, to which different weights assigned based on management's judgment, are reviewed and updated quarterly based on updated quarterly and eight-quarter rolling data. The quantitative loss history is based on an eight-quarter rolling history of losses incurred by different loan types within the loan portfolio.

A specific ALLL is established for loans identified as impaired or TDRs, based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by Accounting Standards Codification (“ASC”) 310, Receivables. Loans identified as impaired are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan's effective interest rate; (ii) the loan's observable market price, or (iii) the fair value of the collateral, if the loan collateral dependent, less estimated liquidation costs. A loan is considered impaired when it is probable that not all amounts due (principal and interest) will be collectible according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan-by-loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the ALLL, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $13 thousand and $55 thousand for December 31, 2013 and 2012, respectively, were reflected in other liabilities on the Consolidated Balance Sheet.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Cash Surrender Value of Life Insurance - The Bank maintains life insurance on certain current and former officers and directors, of which the Bank is owner and beneficiary. The cash surrender value of the policies at December 31, 2013 and 2012 was $6.2 million and $6.0 million, respectively. Income from the policies and changes in the net cash surrender value are recorded in noninterest income.

Other Real Estate Owned - Other real estate owned ("OREO"), which represents real estate acquired through foreclosure, or the transfer of the deed in lieu of foreclosure, in satisfaction of commercial and consumer real estate collateralized loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the ALLL. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income or non-interest expense. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest expense. As of December 31, 2013 and 2012, there was $3.0 million and $3.1 million, respectively, of foreclosed properties included in OREO on the Consolidated Balance Sheets. OREO excludes bank-owned property held for sale at December 31, 2013 and 2012.

Earnings Per Share - Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. As of December 31, 2013 and 2012, there were no stock options outstanding.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more- likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2013 and 2012, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company's federal and state income tax returns are subject to review and examination by government authorities.

Comprehensive Income (Loss) - Comprehensive income (loss) is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income and other comprehensive (loss) income. The Company's other comprehensive (loss) income and accumulated other comprehensive loss are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company’s other comprehensive (loss) income and accumulated comprehensive loss as of and for the years ended December 31, 2013 and 2012 are presented in the consolidated statements of comprehensive income.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The Company did not have any changes in leveling inputs in 2013.

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

The Company's mortgage servicing rights accounted for under the amortization method are initially recorded at fair value. The Company obtains an annual appraisal of its mortgage servicing rights and adjusts the carrying value accordingly. During the year, the carrying value is amortized based on the year-end appraisal to total serviced mortgage balances outstanding as of quarter end.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

In February 2013, the FASB amended the Comprehensive Income topic of the ASC. The amendments address reporting of amounts reclassified out of accumulated other comprehensive income. Specifically, the amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, in certain circumstances an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The amendments were effective for the Company on a prospective basis for reporting periods beginning after December 15, 2012. The adoption of these amendments did not have a material effect on the consolidated financial statements of the Company, although new disclosures are included in these consolidated financial statements.

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

In December 2013, the FASB amended the Master Glossary of the FASB Codification to define “Public Business Entity” to minimize the inconsistency and complexity of having multiple definitions of, or a diversity in practice as to what constitutes, a nonpublic entity and public entity within U.S. GAAP. The amendment does not affect existing requirements, however will be used by the FASB, the Private Company Council (“PCC”), and the Emerging Issues Task Force (“EITF”) in specifying the scope of future financial accounting and reporting guidance. The Company does not expect this amendment to have any effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2013 and December 31, 2012 all investment securities were classified as available for sale.

Our available-for-sale securities totaled $65.9 million and $60.8 million as of December 31, 2013 and 2012, respectively. In the normal course of business, the Company pledges securities to the FRB and to public housing authorities in NC and the NC Department of State Treasurer as collateral for public deposits. The following table shows the amounts pledged as well as a letter of credit with the FHLB utilized in lieu of pledged investments for the public housing authorities and State Treasurer:

(Dollars in thousands)	December 31, 2013	December 31, 2012

Pledged to FRB	$1,018	$1,095
Pledged for public housing	3,452	4,856
Pledged to the NC State Treasurer	15,353	2,579
Letter of Credit with the FHLB	2,000	2,000

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities (“U.S. Agencies”)
•	U.S. Government sponsored residential mortgage backed securities (“MBS”), and
•	North Carolina Municipal securities (“Municipals”)

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2013 and 2012 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2013
US government agencies	$7,000	$—	$(234)	$6,766
Government sponsored MBS
Residential	58,086	118	(506)	57,698
Municipal securities
North Carolina	1,485	21	(51)	1,455
Total at December 31, 2013	$66,571	$139	$(791)	$65,919

December 31, 2012
US government agencies	$1,322	$5	$—	$1,327
Government sponsored MBS
Residential	57,333	627	(29)	57,931
Municipal securities
North Carolina	1,497	56	—	1,553
Total at December 31, 2012	$60,152	$688	$(29)	$60,811

Sales and calls of securities available for sale for the year ended December 31, 2013 and December 31, 2012 resulted in aggregate gross realized gains of none and $445 thousand, respectively, and no realized losses during either period.

The amortized cost and estimated market values of securities as of December 31, 2013 by contractual maturities with the exception of MBS, which reflects projected cash flow streams, are shown below. Actual maturities may differ, because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties. Certain mortgage-backed securities have adjustable interest rates and will reprice within the various maturity ranges. These repricing schedules are not reflected in the table below.

(Dollars in thousands)	As of December 31, 2013
	Fair Value	Amortized Cost
US government agencies
Due after one year through five years	$4,934	$5,000
Due after five years through ten years	1,832	2,000
Total US government agencies	$6,766	$7,000

Government sponsored MBS
Residential
Due within one year	$12,090	$12,156
Due after one year through five years	25,152	25,314
Due after five years through ten years	12,450	12,560
Due after ten years	8,006	8,056
Total government sponsored MBS	$57,698	$58,086

Municipal bonds
North Carolina
Due within one year	$472	$465
Due after one year through five years	437	423
Due after five years through ten years	546	597
Total North Carolina municipal bonds	$1,455	$1,485

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2012
	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,005	$1,000
Due after one year through five years	322	322
Total US government agencies	$1,327	$1,322

Government sponsored MBS
Residential
Due after one year through five years	$135	$126
Due after five years through ten years	171	161
Due after ten years	57,625	57,046
Total government sponsored MBS	$57,931	$57,333

Municipal bonds
North Carolina
Due within one year	$488	$466
Due after one year through five years	458	425
Due after five years through ten years	607	606
Total North Carolina municipal bonds	$1,553	$1,497

As of December 31, 2013 and December 31, 2012, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
US government agencies	$6,766	$(234)	$—	$—	$6,766	$(234)
Government sponsored MBS
Residential	46,373	(506)	20	—	46,393	(506)
Municipal securities
North Carolina	546	(51)	—	—	546	(51)
Total at December 31, 2013	$53,685	$(791)	$20	$—	$53,705	$(791)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Government sponsored MBS
Residential	$8,027	$(29)	$21	$—	$8,048	$(29)
Total at December 31, 2012	$8,027	$(29)	$21	$—	$8,048	$(29)

All securities owned as of December 31, 2013 and December 31, 2012 were investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2013 and 2012, the Company held 68 and 11 investment positions, respectively, with unrealized losses of $791.2 thousand and $29.5 thousand, respectively. These investments were in US government agencies, US government sponsored MBS and municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

3. FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12% of its total assets as of December 31 of the prior year (up to a maximum of $20.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2013 and 2012 was $0.4 million and $0.5 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2013 and 2012. The FHLB, of which the bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2013 or 2012. The FHLB of Atlanta in which the Company owns stock has been profitable in each of the years ended December 31, 2013 and 2012.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

For the Years Ended December 31, 2012 and 2013

(Dollars in thousands)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2011	$481	$(1,920)	$(1,439)
Other comprehensive income before reclassifications	313	84	397
Amounts reclassified from acumulated other comprehensive income	(367)	1	(366)
Net current-period other comprehensive income	(54)	85	31
Balance as of December 31,2012	$427	$(1,835)	$(1,408)

Balance as of December 31, 2012	$427	$(1,835)	$(1,408)
Other comprehensive loss before reclassifications	(831)	813	(18)
Amounts reclassified from acumulated other comprehensive loss	—	1	1
Net current-period other comprehensive loss	(831)	814	(17)
Balance as of December 31, 2013	$(404)	$(1,021)	$(1,425)

All amounts are net of tax.

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

For all classes of commercial loans, a quarterly evaluation of specific individual borrowers is performed to identify impaired loans. The identification of specific borrowers for review is based on a review of non-accrual loans as well as those loans specifically identified by management as exhibiting above average levels of risk through the loan classification process. The ALLL attributed to impaired loans and TDRs considers all available evidence based on significant conditions or circumstances related to the specific credits. The specific allowance amounts are determined by a method prescribed by ASC 310. The loans identified as impaired and TDRs are accounted for in accordance with one of three valuations: (i) the present value of future cash flows discounted at the loan’s effective interest rate; (ii) the loan’s observable market price, or (iii) the fair value of the collateral, if the loan is collateral dependent, less estimated liquidation costs. Factors considered by management in determining impairment include payment status, collateral value, alternate use of special purpose real estate which could adversely impact resale, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The significance of payment delays and payment shortfalls are considered on a loan-by-loan basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Interest payments made on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest income may be accrued or recognized on a cash basis.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

As of December 31, 2013 and December 31, 2012, the ALLL was $3.5 million, which represented approximately 1.84% and 2.00% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. Loans increased $14.3 million from December 31, 2012 to December 31, 2013, impaired loans increased $6.6 million over the same period, and the reserve allocated for impaired loans individually evaluated increased by $0.5 million over the same period. As of December 31, 2013, the total loans collectively evaluated totaled $158.9 compared to $153.0 million at December 31, 2012. The corresponding allowance for loans collectively reviewed for impairment totaled $2.5 million and $3.0 million at December 31, 2013 and December 31, 2012, respectively. Net charge-offs totaled $0.3 million and $0.5 million for the years ended December 31, 2013 and December 31, 2012, respectively.

During the fourth quarter of 2012, the Company converted from a spreadsheet calculated ALLL to a more robust system provided by a third party servicing company. Historic quantitative and qualitative factors were carried forward to the new system as well as an eight-quarter look back period for measuring loss histories. Slight variations in loss history calculations from the old system to the new, resulted in a variance of approximately $261 thousand. Management elected to retain the variance as an unallocated reserve as the team continued to validate and integrate nuances in the new system.

Of the non-accruing loans totaling $6.7 million at December 31, 2013, 0.43% are secured by faith-based non-profit real estate, 99.41% are secured by real estate excluding faith-based non-profit, which factors management believes lessens the risk of loss. TDRs in compliance with the modified terms totaled $21.5 million or 81.54% were in compliance with modified terms at December 31, 2013. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised term is assessed as probable. The Company evaluates impaired and TDR performance under the banking guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of December 31, 2013 and 2012:

(Dollars in thousands)	December 31, 2013	December 31, 2012

Commercial	$12,344	$3,282
Commercial real estate:
Construction	4,758	3,621
Owner occupied	22,186	18,377
Other	32,145	26,171
Faith-based non-profit:
Construction	—	2,344
Owner Occupied	78,761	76,418
Other	6,702	7,135
Residential real estate:
First mortgage	22,350	24,702
Multifamily	3,271	5,828
Home equity	3,051	3,161
Construction	241	83
Consumer	1,340	1,346
Other loans	2,326	2,754
Loans, net of deferred fees	189,475	175,222
ALLL	(3,493)	(3,499)
Loans, net of ALLL	$185,982	$171,723

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. At December 31, 2013, the percentage of loans in this niche, which included construction, owner occupied real estate secured, and other loans, comprised 45.11% of the total loan portfolio. The reserve allocated for these loans is 53.91% of the total ALLL. Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

In 2010, management enhanced its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. The following tables present the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2013 and December 31, 2012, respectively:

	For the Year Ended December 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the year ended December 31, 2013
Charge-offs	(7)	(237)	—	(138)	(4)	(20)	—	(406)
Recoveries	—	27	—	26	8	10	—	71
Provision for loan losses	101	137	637	(332)	(15)	62	(261)	329
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for imapirment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

	For the Year Ended December 31, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
For the year ended December 31, 2012
Charge-offs	—	(98)	—	(362)	(169)	—	—	(629)
Recoveries	—	75	—	17	20	—	—	112
Provision (decrease) increase	(258)	(67)	118	(17)	117	12	261	166
Total ending ALLL balance as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2011
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$119	$56	$543	$2	$—	$—	$720
Collectively evaluated for impairment	348	852	1,072	756	60	42	—	3,130
Total ending ALLL balance	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

Loans:
Loans individually evaluated for impairment	$590	$6,828	$13,816	$2,180	$2	$—	$—	$23,416
Loans collectively evaluated for impairment	7,098	40,226	75,335	37,380	1,665	2,964	—	164,668
Total ending loans balance	$7,688	$47,054	$89,151	$39,560	$1,667	$2,964	$—	$188,084

Impaired loans totaled $30.7 million at December 31, 2013 and $24.1 million as of December 31, 2012. The year ended December 31, 2013 showed a $6.6 million increase of impaired loans compared to year-end 2012. The change was due to the addition of one faith-based – owner-occupied loan totaling $1.4 million, three commercial real estate – owner occupied loans totaling $2.7 million, two commercial real estate other loans totaling $1.9 million and eight residential real estate – first mortgage loans totaling $0.6 million.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables show impaired loans with and without valuation allowances as of December 31, 2013 and 2012:

	December 31, 2013
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$74
Commercial real estate:
Construction	363	364	—	28	321
Owner occupied	3,181	3,183	—	142	1,194
Other	5,486	5,503	—	256	4,858
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,151	14,203	—	681	12,880
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213	2,143
Multifamily	—	—	—	—	—
Home equity	77	77	—	3	50
Construction	—	—	—	—	—
Consumer	11	11	—	—	9
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323	$21,529

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	59
Other	—	—	—	—	251
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	3,510	3,500	931	242	631
Other	—	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29	1,017
Multifamily	—	—	—	—	—
Home equity	131	131	37	6	42
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277	$2,000
Impaired loans	$30,647	$30,714	$1,006	$1,600	$23,529

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2012
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$295
Commercial real estate:
Construction	371	371	—	31	300
Owner occupied	530	530	—	38	635
Other	4,312	3,698	—	129	4,473
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,479	14,479	—	567	12,261
Other	—	—	—	—	1,611
Residential real estate:
First mortgage	814	814	—	19	2,671
Multifamily	—	—	—	—	—
Home equity	86	86	—	3	111
Construction	—	—	—	—	—
Consumer	16	16	—	—	4
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787	$22,361

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	238	238	87	15	60
Other	—	—	—	—	500
Faith based non-profit:
Construction	—	—	—	—	214
Owner occupied	428	428	44	30	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45	757
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90	$1,531
Impaired loans	$22,817	$22,203	$480	$877	$23,892

Impaired loans not included in the above tables are the recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. Total impaired loans were $24.1 million at December 31, 2013.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

The Bank completed four TDR modifications within the year ended December 31, 2013. All of the TDRs were secured by real estate. Of the four loans restructured during the year ended December 31, 2013, one loan totaling $2.6 million was not in compliance with the restructured terms. Based upon financial analysis and the fair value of collateral, the Bank has allocated $0.9 million of specific reserves for TDRs.

The followings tables present details of TDR loans that were restructured during the year ended December 31, 2013 and 2012:

December 31, 2013		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rate
and extended payment terms
Commercial real estate:
Owner occupied	1	$2,645	$2,598
Faith-based non-profit:
Owner Occupied	1	1,284	1,273

Below market interest rates
Commercial real estate:
Owner occupied	1	1,840	1,840

Extended payment terms
Commercial real estate:
Owner occupied	1	40	21
Total	4	$5,809	$5,732

December 31, 2012		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rate
Faith-based non-profit:
Owner Occupied	1	$2,522	$2,484

Extended payment terms
Commercial real estate:
Owner occupied	1	82	80
Other	1	353	351
Faith-based non-profit:
Owner Occupied	4	1,635	1,615
Residential real estate:
First mortgage	1	37	34
Total	8	$4,629	$4,564

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following table presents loans modified as TDRs with a payment default occurring within 12 months of the restructure date, during the years ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Default		Default
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment

Below market interest rate and extended payment terms	1	$2,598	—	$—
Below market interest rate	—	—	—	—
Extended payment terms	—		—
Total	1	$2,598	—	$—

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012:

			90 Days
			or More
			Past Due
December 31, 2013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2,676	3	—	—
Other	532	3	110	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	29	1	332	1
Other	—	—	—	—
Residential real estate:
First mortgage	3,348	43	253	5
Multifamily	—	—	—	—
Home equity	124	7	—	—
Construction	—	—	—	—
Consumer	11	2	—	—
Other loans	—	—	—	—
Total	$6,720	59	$695	7

			90 Days
			or More
			Past Due
December 31, 2012			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	39	1	224	4
Other	49	1	351	1
Faith-based non-profit
Construction	—	—	—	—
Owner Occupied	5,241	4	661	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,384	44	357	6
Multifamily	—	—	—	—
Home equity	3	1	101	1
Construction	—	—	—	—
Consumer	16	2	—	—
Other loans	—	—	—	—
Total	$8,732	53	$1,694	15

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

Unrecognized income on non-accrual loans as of December 31, 2013 and December 31, 2012 was $0.5 million and $1.2 million, respectively, representing a decrease of $0.7 million in the most recent year.

Those loans over 90 days still accruing interest were in the process of modification. In these cases, the borrowers are still making payments.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables present loans not past due, and the aging of past due loans as of December 31, 2013 and 2012 by class of loans:

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$4	$—	$4	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—	4,758	4,758
Owner occupied	77	—	2,675	2,752	19,434	22,186
Other	—	—	642	642	31,503	32,145
Faith-based non-profit
Construction	—	—	—	—	—	—
Owner Occupied	2,859	29	333	3,221	75,540	78,761
Other	1	—	—	1	6,701	6,702
Residential real estate:
First mortgage	747	275	2,602	3,624	18,726	22,350
Multifamily	—	—	—	—	3,271	3,271
Home equity	241	—	118	359	2,692	3,051
Construction	—	—	—	—	241	241
Consumer	6	3	9	18	1,322	1,340
Other loans	—	—	—	—	2,326	2,326
Total	$3,931	$311	$6,379	$10,621	$178,854	$189,475

			90 Days
December 31, 2012	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$353	$—	$353	$2,929	$3,282
Commercial real estate:
Construction	—	—	—	—	3,621	3,621
Owner occupied	—	—	263	263	18,114	18,377
Other	1,570	856	400	2,826	23,345	26,171
Faith-based non-profit
Construction	—	—	—	—	2,344	2,344
Owner Occupied	1,845	—	661	2,506	73,912	76,418
Other	—	—	—	—	7,135	7,135
Residential real estate:
First mortgage	787	548	2,812	4,147	20,555	24,702
Multifamily	—	—	—	—	5,828	5,828
Home equity	122	120	108	350	2,811	3,161
Construction	—	—	—	—	83	83
Consumer	8	9	—	17	1,329	1,346
Other loans	—	—	—	—	2,754	2,754
Total	$4,332	$1,886	$4,244	$10,462	$164,760	$175,222

Non-accrual loans decreased $2.0 million during the period ended December 31, 2013 from the period ended December 31, 2012, and total loans past due decreased by $1.5 million over the same period. Not reflected in the table above are non-accrual loans past due less than 30 days. As shown in the following table at December 31, 2013, the Company had $2.1 million in non-accrual loans that are less than 30 days past due.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2013.

(Dollars in thousands)	Non-accrual	Number

Loans past due over 90 days still on accrual	$695	7
Non-accrual loans past due
Less than 30 days	$2,062	32
30-59 days	495	3
60-89 days	98	3
90+ days	4,065	21
Non-accrual loans	$6,720	59

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2012.

(Dollars in thousands)	Non-accrual	Number

Loans past due over 90 days still on accrual	$1,694	15
Non-accrual loans past due
Less than 30 days	$5,615	9
30-59 days	300	6
60-89 days	268	1
90+ days	2,549	37
Non-accrual loans	$8,732	53

The Company experienced $0.3 million in net loan charge-offs for the year ended December 31, 2013 compared to $0.5 million in net charge-offs for the year ended December 31, 2012. Net charge-offs totaled 0.19% and 0.29% of average loans outstanding for the years ended December 31, 2013 and 2012, respectively.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes homogenous loans, such as commercial, commercial real estate and faith based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. These loans exhibit a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and service coverage of the debtor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of or repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR and is not in the process of foreclosure. These loan exhibits a distinct possibility that the company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added character that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans are classified as pass in all classes within the commercial, faith-based non-profit, mortgage, consumer, and other portfolio segments that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. These loans exhibit a low likelihood of loss related to loans that are considered pass.

Management’s definitions of risk characteristics were updated during 2010 and reaffirmed during subsequent years.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$12,342	$—	$2	$—	$12,344
Commercial real estate:
Construction	4,396	—	362	—	4,758
Owner occupied	17,586	625	3,975	—	22,186
Other	27,584	2,703	1,858	—	32,145
Faith-based non-profit:
Construction	—	—	—	—	—
Owner Occupied	66,626	7,474	4,661	—	78,761
Other	6,701	1	—	—	6,702
Residential real estate:
First mortgage	17,890	427	4,033	—	22,350
Multifamily	3,171	38	62	—	3,271
Home equity	2,668	—	383	—	3,051
Construction	241	—	—	—	241
Consumer	1,323	—	17	—	1,340
Other loans	2,326	—	—	—	2,326
Total	$162,854	$11,268	$15,353	$—	$189,475

As of December 31, 2012, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$3,274	$—	$8	$—	$3,282
Commercial real estate:
Construction	3,065	—	556	—	3,621
Owner occupied	13,379	3,151	1,847	—	18,377
Other	21,582	966	3,623	—	26,171
Faith-based non-profit:
Construction	2,344	—	—	—	2,344
Owner Occupied	58,732	5,313	12,373	—	76,418
Other	7,059	76	—	—	7,135
Residential real estate:
First mortgage	19,465	1,731	3,506	—	24,702
Multifamily	5,702	63	63	—	5,828
Home equity	2,853	—	308	—	3,161
Construction	83	—	—	—	83
Consumer	1,323	2	21	—	1,346
Other loans	2,754	—	—	—	2,754
Total	$141,615	$11,302	$22,305	$—	$175,222

7. BANK PREMISES AND EQUIPMENT

Below is a summary of bank premises and equipment, net as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012

Land	$747	$747
Buildings and leasehold improvements	7,227	7,242
Furniture and equipment	2,347	2,294
Capital Lease	295	295
	10,616	10,578
Less: accumulated depreciation and amortization	6,243	5,895
	$4,373	$4,683

Total depreciation expense was $0.3 million for the years ended December 31, 2013 and 2012.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

8. DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. The total deposits that were re-classified to loans due to overdrafts were $204 thousand and $33 thousand for 2013 and 2012, respectively.

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Amount
2014	$129,753
2015	11,451
2016	1,718
2017	628
Thereafter	262
Total	$143,812

Principal maturities of time deposits of $100,000 or more as of December 31, 2013 were as follows:

	December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Three months or less	$44,099	0.30%	55,782	0.32%
Over three months to six months	21,123	0.31	5,568	0.27
Over six months to twelve months	46,272	0.38	44,120	0.51
Over one year to five years	10,409	0.57	6,532	0.83
Total	$121,903	0.36%	112,002	0.42%

For the years ended December 31, 2013 and December 31, 2012, the Bank had $0.6 million in interest expense for time deposits greater than $100,000. In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, are deposit customers. These relationships had aggregate deposits of $1.4 million and $2.0 million as of December 31, 2013 and 2012, respectively. The Bank had three deposit relationships for the year ended December 31, 2013 and 2012 with individual balances in excess of five percent of total deposits totaling $55.0 million and $49.6 million, respectively.

9. LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. The following are future minimum capital lease payments as required under the agreements as of December 31, 2013:

(Dollars in thousands)	Amount
2014	$59
2015	60
2016	46
2017	—
2018	—
Thereafter	—
Total	$165

The capital leases had an interest rate of 1.60% and an expense of $3.2 thousand for the year ended December 31, 2013.

The following are future minimum operating lease payments as required under the agreements:

(Dollars in thousands)	Amount
2014	$90
2015	19
2016	4
2017	—
2018	—
Thereafter	—
Total	$113

Rent expense for all operating leases amounted to approximately $0.1 million in 2013 and 2012.

The Bank leases out office space in some of its vacant office space in its headquarters and branches. The following are the minimum rentals to be received under related lease agreements:

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	Amount
2014	$120
2015	30
2016	23
Total	$173

Rental income for the years ended December 31, 2013 and 2012 was $0.1 and $0.3 million, respectively.

10. BORROWINGS

Borrowings as of December 31, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%. Please see Note 9 for details on leases. Interest expense on advances from FHLB for the years ended December 31, 2013 and December 31, 2012 was $3.5 thousand and $3.6 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2013 were $0.7 million. As of December 31, 2013, the Bank had $0.7 million of outstanding advances with the FHLB, and had the borrowing availability of an additional $5.3 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $8.0 million and $10.2 million as of December 31, 2013 and December 31, 2012, respectively.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested quarterly during the year ended December 31, 2013.

The following is the outstanding principal maturities and interest rate of the Company's FHLB advances:

December 31, 2013
Maturity Date	Amount	Rate
(Dollars in thousands)
2014	$23	0.50%
2015	24	0.50%
2016	24	0.50%
2017	25	0.50%
2018	26	0.50%
Thereafter	559	0.50%
	$681	0.50%

11. INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2013 and 2012 were as follows:

(Dollars in thousands)	2013	2012

Income tax expense (benefit)
Current	$191	$6
Deferred	(40)	110
Total	$151	$116

A reconciliation of reported income tax expense for the years ended December 31, 2013 and 2012 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2013	2012

Statutory federal income tax rate	34%	34%

Tax provision at statutory rate	$175	$156
Increase (decrease) in income taxes resulting from:
State income taxes net of federal benefit	77	7
Tax exempt interest income	(14)	(37)
Disallowed interest expense	—	1
Increase in Valuation Allowance	(18)	41
Cash surrender value of life insurance	(71)	(69)
Other	2	17
Total	$151	$116

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2013 and December 31, 2012 within the Consolidated Balance Sheets were as follows:

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31,
	2013	2012
Deferred tax assets:
Accrued pension expense	$421	$458
Adjustments, defined benefit plans	624	1,151
Deferred loan fees	74	70
Excess book over tax provision for loan loss expense	1,331	1,370
Federal net operating loss carryforward	170	300
State net economic loss carryforward	191	210
Impairment on investments	73	74
OREO write-downs	233	175
Deferred gain on other real estate owned	4	18
Premises and equipment	147	155
Alternative minimum tax	556	383
Unrealized gains on securities available for sale	248	—
Other, net	77	59
Total deferred tax assets	4,149	4,423
Valuation allowance for deferred tax assets	(222)	(240)
Net of valuation allowance deferred tax asset	3,927	4,183
Deferred tax liabilities:
Unrealized gains on securities available for sale	—	(232)
Other	(116)	(132)
Total deferred tax liabilities	(116)	(364)
Net deferred tax assets	3,811	3,819
Tax Receivable, net	342	568
Deferred tax assets and taxes receivable, net	$4,153	$4,387

The Company has federal net operating loss carry-forwards of approximately $0.5 million at December 31, 2013, which can be used to offset future taxable income, subject to certain Section 382 limitations. The federal loss carry-forwards start to expire in 2027. The Company’s state net operating losses contain amounts, which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established for the state loss carry-forward amounts. The last tax year audited by the Internal Revenue Service was 2006; tax years 2010 – 2012 are open for audit under the statute of limitations.

12. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the years ended December 31, 2013 and 2012 totaled $0.3 million and $0.4 million, respectively. The Cash Balance Plan was not fully funded as of December 31, 2013 and December 31, 2012. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

It is expected that the Company will contribute $0.3 million to the Cash Balance Plan during 2014.

The following table shows the type of assets held in the Cash Balance Plan:

	As of December 31,
Asset Category	2013	2012

Equity securities	66.4%	66.1%
Debt securities	30.3%	31.1%
All other assets	3.3%	2.8%
Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002 in the aggregate amount of approximately $12.9 million face value covering all the participants in the SERP. Increases in the cash surrender value of BOLI policies totaled $0.2 million for the years ended December 31, 2013 and 2012. The cash surrender value of the BOLI owned by the Bank was $6.2 million and $6.0 million as of December 31, 2013 and December 31, 2012, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Since there are not assets in the plan, contributions are equal to the benefits paid. It is expected that $0.2 million will be paid in benefits during 2014.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the years ended December 31, 2013 and December 31, 2012 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2013	2012	2013	2012	2013	2012

Service costs	$160	$143	$—	$—	$160	$143
Interest cost	201	222	72	72	273	294
Expected return on Plan assets	(300)	(265)	—	—	(300)	(265)
Amortization of prior service cost and recognized net actuarial gain	313	213	12	12	325	225
Net periodic pension cost	$374	$313	$84	$84	$458	$397

The following table shows the change in the projected benefit obligations and plan assets for the years ended December 31, 2013 and 2012:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2013	2012	2013	2012	2013	2012

Change in projected benefit obligations:
Benefit obligation at beginning of year	$6,240	$5,758	$2,158	$2,325	$8,398	$8,083
Service cost	160	143	—	—	160	143
Interest cost	201	222	73	95	274	317
Actuarial gain / (loss)	(338)	343	(122)	(108)	(460)	235
Benefits and expenses paid	(626)	(226)	(154)	(154)	(780)	(380)
Benefit obligation at end of year	5,637	6,240	1,955	2,158	7,592	8,398

Change in plan assets:
Fair value of plan assets at beginning of year	4,676	4,145	—	—	4,676	4,145
Actual return on plan assets	857	408	—	—	857	408
Employer contributions	325	350	154	154	479	504
Benefits and expenses paid	(625)	(227)	(154)	(154)	(779)	(381)
Fair value of plan assets at year end	5,233	4,676	—	—	5,233	4,676

Funded status - (under funded)	$(404)	$(1,564)	$(1,955)	$(2,158)	$(2,359)	$(3,722)

The Bank had a liability for the Cash Balance Plan of $0.4 million and $1.6 million for the periods ended December 31, 2013 and 2012, respectively. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefits obligations for the SERP was $2.0 million and $2.2 million for the periods ended December 31, 2013 and 2012, respectively. The balance is included in Other Liabilities within the Consolidated Balance Sheets.

The amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2013	2012	2013	2012	2013	2012

Unrecognized net actuarial loss	$1,361	$2,567	$281	$415	$1,642	$2,982
Unrecognized prior service cost	2	4	—	—	2	4
Total amount included in accumulated other comprehensive loss	$1,363	$2,571	$281	$415	$1,644	$2,986

Weighted average assumptions as of December 31:
Discount rate	4.50%	3.50%	4.25%	3.50%
Expected return on plan assets	7.00%	7.00%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic costs in 2014:

(Dollars in Thousands)	Cash Balance Plan	SERP	Total

Net actuarial loss	$85	$6	$91
Prior service cost	2	—	2
Total expected to be recognized	$87	$6	$93

Assets expected to be returned to the Company in 2014	$—	$—	$—

The estimated expected benefits payments for the Cash Balance Plan and SERP are:

(Dollars in thousands)
For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL

2014	$735	$154	$889
2015	395	152	547
2016	455	150	605
2017	411	148	559
2018	414	146	560
2019-2023	2,110	691	2,801
Total	$4,520	$1,441	$5,961

Retirement Plan Assets— In general, the plan’s investment management organizations make reasonable efforts to control market fluctuations through appropriate techniques including, but not limited to, adequate diversification. The specific investment strategy adopted by the plan referred to as the Long Term Growth of Capital Strategy, attempts to achieve long-term growth of capital with little concern for current income. Typical investors in this portfolio have a relatively aggressive investment philosophy, seeking long-term growth, and are not looking for current dividend income.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels were:

December 31, 2013	Level 1	Level 2	Level 3
(Dollars in thousands)	Quoted Prices in	Significant other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash	$—	$170	$—
Equity Security:
Large-Cap	974	396	—
Mid-Cap	1,090	—	—
Small-Cap	53	476	—
Global and International	442	—	—
Emerging Market	48	—	—
Fixed Income-Bonds	—	275	—
Other	552	757	—
Total	$3,159	$2,074	$—

December 31, 2012	Level 1	Level 2	Level 3
(Dollars in thousands)	Quoted Prices in	Significant other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Cash	$—	$124	$—
Equity Securities:
Large-Cap	847	331	—
Mid-Cap	901	—	—
Small-Cap	78	475	—
Global and International	403	—	—
Emerging Market	66	—	—
Fixed Income-Bonds	—	151	—
Other	538	762	—
Total	$2,833	$1,843	$—

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contribution to the 401(k) plan was $0.2 million in each of the years ended December 31, 2013 and 2012.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At both December 31, 2013 and 2012, the amount of the non-qualified deferred compensation plan liability was $0.2 million and $0.3 million, respectively.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of December 31, 2013 and 2012, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2013 and 2012, $0.2 million was recorded in other liabilities for the split dollar benefit.

13. RELATED PARTY TRANSACTIONS

In the ordinary course of business, certain of the Company’s and Bank’s directors and executive officers, including immediate family members and companies in which they have an interest, are loan customers. Those transactions do not involve more than the normal risk of collection nor do they present any unfavorable features. Total loans to such groups totaled $2.0 million and $2.2 million as of December 31, 2013 and December 31, 2012, respectively. Unused lines available to be drawn were $0.4 million and $0.1 million as of as of December 31, 2013 and December 31, 2012, respectively.

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2013	December 31, 2012

Beginning Balance	$2,236	$2,322
Draws/Advances	89	141
Repayments	(331)	(227)
Ending Balance	$1,994	$2,236

14. REGULATORY MATTERS AND RESTRICTIONS

On June 24, 2013, the Bank entered into a memorandum of understanding with the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks. The informal agreement requires the Bank take certain actions to enhance its management of adversely classified assets, remain well-capitalized and improve earnings. It also restricts dividends that cannot be paid to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. On August 19, 2010, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond. The informal agreement requires the Company to receive prior approval for payment of any dividends, to repurchase stock, or to receive any dividends from the Bank.

On August 20, 2010, the Company issued 11,735 shares of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock, (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), part of the United States Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”). Participation in the Community Development Capital Initiative ("CDCI") places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and December 31, 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leveraged ratios as set forth in the table below:

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	$21,238	10.00%
Bank	35,573	16.77	16,975	8.00	21,219	10.00
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	$12,743	6.00%
Bank	32,910	15.51	8,487	4.00	12,731	6.00
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	$14,471	5.00%
Bank	32,910	10.69	12,316	4.00	15,395	5.00

	December 31, 2012

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$36,646	19.15%	$15,311	8.00%	$19,138	10.00%
Bank	34,860	18.45	15,211	8.00	19,014	10.00
Tier 1 (to risk weighted assets)
Company	$34,239	17.89%	$7,655	4.00%	$11,483	6.00%
Bank	32,483	17.19	7,606	4.00	11,409	6.00
Tier 1 (to average total assets)
Company	$34,239	11.56%	$11,851	4.00%	$14,813	5.00%
Bank	32,483	11.02	11,786	4.00	14,733	5.00

15. HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) was:

Condensed Balance Sheets:	December 31,
(Dollars in thousands)	2013	2012

Assets:
Cash and cash equivelents	$930	$1,340
Investment in subsidiary Bank	34,806	34,523
Other assets	443	448
Total Assets	$36,179	$36,311

Liabilities and Stockholders' Equity:
Total liabilities	$42	$32
Stockholders' equity	36,137	36,279
Total Liabilities and Stockholders' Equity	$36,179	$36,311

	For the Years Ended December 31,
Condensed Statements of Operations:	2013	2012
(Dollars in thousands)

Undistributed net earnings of subsidiary bank	$550	$499
Expenses, net	(187)	(158)
Net Income	$363	$341

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2013 and December 31, 2012, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

The Bank records a reserve for credit commitments that is adjusted through Other liabilities and Other expense in the Consolidated Balance Sheets and Consolidated Statements of Income based on (i) the expected probability of funding and (ii) the loss history by loan type as determined in calculating the ALLL. The reserves included in Other liabilities as of December 31, 2013 and December 31, 2012 were $12 thousand and $54 thousand, respectively.

Commitments outstanding at December 31, 2013 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$123	$4,960	$5,083
One to three years	47	5,654	5,701
Three to five years	250	9,674	9,924
More than five years	93	2,484	2,577
Total	$513	$22,772	$23,285

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level one — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

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

Assets and Liabilities Measured on a Recurring Basis:

Available For Sale ("AFS") Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, state and municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company did not hold any Level 1 or Level 3 AFS Investment Securities as of December 31, 2013 and December 31, 2012.

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

Assets measured at fair value on a recurring basis as of December 31, 2013 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$6,766	$—	$6,766	$—
Government sponsored MBS
Residential	57,698	—	57,698	—
Municipal securities
North Carolina	1,455	—	1,455	—
Mortgage servicing rights	25	—	—	25
Total	$65,944	$—	$65,919	$25

Assets measured at fair value on a recurring basis as of December 31, 2012 were as follows:

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$1,327	$—	$1,327	$—
Government sponsored MBS
Residential	57,931	—	57,931	—
Municipal securities
North Carolina	1,553	—	1,553	—
Mortgage Servicing Rights	$36	—	—	36
Total	$60,847	$—	$60,811	$36

The table below displays the change in all recurring Level 3 Assets from December 31, 2012 to December 31, 2013.

(Dollars in thousands)	Mortgage
Servicing Rights

Beginning balance (December 31, 2012)	$36
Amortization	11
Ending Balance (December 31, 2013)	$25

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and December 31, 2012 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,032	$—	$—	$3,032
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	9,050	—	—	9,050
Faith-based non-profit	16,772	—	—	16,772
Residential real estate	3,875	—	—	3,875
Consumer	11	—	—	11
Total	$33,330	$—	$—	$33,330

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,055	$—	$—	$3,055
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	4,749	—	—	4,749
Faith-based non-profit	14,863	—	—	14,863
Residential real estate	3,916	—	—	3,916
Consumer	16	—	—	16
Total	$27,189	$—	$—	$27,189

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2013	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,032	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	29,708	discounted appraisals	collateral discounts	6-20%
Total	$33,330

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2012	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,055	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	23,544	discounted appraisals	collateral discounts	6-20%
Total	$27,189

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2013 or 2012.

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

Index M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

As of December 31, 2013 and December 31, 2012, the carrying amounts and associated estimated fair value of financial assets and liabilities of the company are as follows:

	December 31, 2013
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$28,583	$28,583	$28,583	$—	$—
Investment securities available for sale	65,919	65,919	—	65,919	—
Loans, net of allowances for loan losses	185,982	189,387			189,387
Accrued interest receivable	912	912	912	—

Liabilities:
Non-maturity deposits	$116,115	$116,115	116,115	—	—
Maturity deposits	143,812	143,314	—	143,314	—
Other borrowings	847	791	—	—	791
Accrued interest payable	75	75	75	—	—

	December 31, 2012
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$42,586	$42,586	$42,586	$—	$—
Marketable securities	60,811	60,811	—	60,811	—
Loans, net of allowances for loan losses	171,723	175,041	—	—	175,041
Accrued interest receivable	858	858	858	—	—

Liabilities:
Non-maturity deposits	$116,276	$116,276	116,276	—	—
Maturity deposits	134,603	134,322	—	134,322	—
Other borrowings	2,937	2,871	—	—	2,871
Accrued interest payable	119	119	119	—	—

18. PREFERRED STOCK - U.S. TREASURY DEPARTMENT'S CAPITAL PURCHASE PROGRAM and CDCI

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

Management's Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2013. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework, to make its assessment. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded internal control over financial reporting for the Company as of December 31, 2013 is effective.

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2013, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.	Directors and Executive Officers - The information required by this Item regarding the Company's directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I-Election of Directors” and “Executive and Director Compensation”, in the Company's Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during June 2014, which sections are incorporated herein by reference.

b.	Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set for under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance, ” which section is incorporated herein by reference.

c.	Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company's Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company's website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

d.	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company's website.

e.	Audit Committee - The information required by the Item regarding the Company's Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

Index M&F BANCORP, INC., AND SUBSIDIARY

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is set forth under the section captioned “Executive and Director Compensation” in the Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Index M&F BANCORP, INC., AND SUBSIDIARY

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

Index M&F BANCORP, INC., AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

March 18, 2014	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

Index M&F BANCORP, INC., AND SUBSIDIARY

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kim D. Saunders	President, Chief Executive Officer and Director	March 18, 2014
Kim D. Saunders	(Principal Executive Officer)

/s/ Randall C. Hall	Chief Financial Officer	March 18, 2014
Randall C. Hall	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Stewart	Chairman of the Board	March 18, 2014
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	March 18, 2014
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	March 18, 2014
Michael L. Lawrence

/s/ Raymond C. Pierce	Director	March 18, 2014
Raymond C. Pierce

/s/ James H. Speed, Jr.	Director	March 18, 2014
James H. Speed, Jr.

/s/ Connie J. White	Director	March 18, 2014
Connie J. White

Index M&F BANCORP, INC., AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format

