Form 10-K/A
period 2013-12-31
M&F BANCORP INC /NC/
filed 2014-03-25
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________

FORM 10-K/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 24, 2014, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant's Proxy Statement for the Annual Meeting of the Stockholders to be held on June 3, 2014.	Part III

EXPLANATORY NOTE

This amendment No. 1 on Form 10-K/A (this “Amendment”) amends the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014 (the “Original Filing”). The Registrant is filing this amendment solely to correct a typographical error in the Original Filing, i.e. the inadvertent omission of the name and signature of the independent registered public accounting firm in its report on page 42 thereof. The Registrant had received a manually signed copy of such report pior to filing the Original Filing. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except for the amendment as described above, we have not modified or updated disclosures presented in the Original Filing in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC after the filing of the Original Filing.

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

/s/Elliott Davis, PLLC

Charlotte, North Carolina
March 18, 2014

PART IV

Item 15. Exhibits

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description

Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 3(ii)	Restated Bylaws of the Company, incorporated by reference to Exhibit 99.1 to the Form 8K filed with the SEC on April 6, 2009.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the From 8-K filed with the SEC on August 23, 2010.

Exhibit 10(i) *	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(iii) *	Employment Agreement Amendment, dated June 26, 2009, among the Company, the Bank and Kim D. Saunders, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to Form 10-KSB the SEC on March 31, 2006.

Exhibit 31 (i)	Certification of Kim D. Saunders.

Exhibit 31 (ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99 **	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99 (ii)**	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101 **	Financial Statements submitted in XBRL format

* management contracts and compensatory arrangements.

** previously filed as an exhibit to the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

March 24, 2014	By:	/s/ Kim D. Saunders
Kim D. Saunders
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.