Form 10-Q
period 2014-03-31
M&F BANCORP INC /NC/
filed 2014-05-14
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY
2

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents
Cash and due from banks	$3,100	$3,390
Interest-bearing deposits	20,217	22,193
Federal funds sold	3,000	3,000
Total cash and cash equivalents	26,317	28,583
Investment securities available for sale, at fair value	66,756	65,919
Other invested assets	308	389
Loans, net of unearned income and deferred fees	187,032	189,475
Allowances for loan losses	(3,486)	(3,493)
Loans, net	183,546	185,982
Interest receivable	796	912
Bank premises and equipment, net	4,314	4,373
Cash surrender value of bank-owned life insurance	6,242	6,191
Other real estate owned	3,205	3,032
Deferred tax assets and taxes receivable, net	3,910	4,153
Other assets	4,536	1,955
TOTAL ASSETS	$299,930	$301,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$208,201	$211,870
Noninterest-bearing deposits	49,876	48,057
Total deposits	258,077	259,927
Other borrowings	826	847
Other liabilities	4,479	4,578
Total liabilities	263,382	265,352

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding	11,727	11,727
Common stock, no par value 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,321	17,103
Accumulated other comprehensive loss	(1,232)	(1,425)
Total stockholders' equity	36,548	36,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,930	$301,489

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	For the Three Months Ended
	March 31,
(Dollars in thousands except for share and per share data)	2014	2013
(Unaudited)
Interest income:
Loans, including fees	$2,489	$2,454
Investment securities, including dividends
Taxable	318	180
Tax-exempt	9	9
Other	17	24

Total interest income	2,833	2,667
Interest expense:
Deposits	173	189
Borrowings	1	22

Total interest expense	174	211
Net interest income	2,659	2,456
Less provision for loan losses	—	—

Net interest income after provision for loan losses	2,659	2,456

Noninterest income:
Service charges	302	290
Rental income	48	79
Cash surrender value of life insurance	51	50
Other income	56	1
Total noninterest income	457	420

Noninterest expense:
Salaries and employee benefits	1,303	1,466
Occupancy and equipment	365	375
Directors fees	55	83
Marketing	36	42
Professional fees	203	253
Information technology	205	213
FDIC deposit insurance	149	102
Other real estate owned expense, net	57	17
Gains at foreclosure	(13)	—
Delivery expenses	46	39
Other	296	272
Total noninterest expense	2,702	2,862

Income before income taxes	414	14
Income tax expense	137	4
Net income	277	10

Less preferred stock dividends and accretion	(59)	(59)

Net income (loss) available to common stockholders	$218	$(49)

Basic and diluted earnings (loss) per share of common stock:	$0.11	$(0.02)
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2014	2013

Net income	$277	$10

Other comprehensive income (loss):
Investment Securities:
Unrealized holding gains (losses) on securities available for sale	310	(76)
Tax Effect	(117)	8
Net of tax amount	193	(68)

Defined benefit pension plans:
Net actuarial gain	(54)	(90)
Tax effect	—	—
Prior service cost	54	90
Tax effect	—	—
Net of tax amount	—	—

Other comprehensive income (loss), net of tax	193	(68)

Comprehensive income (loss)	$470	$(58)

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014 and 2013
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Net income				10		10
Other comprehensive loss, net of tax					(68)	(68)
Dividends declared on preferred stock				(59)		(59)

Balances as of March 31, 2013	2,031,337	$8,732	$11,725	$17,181	$(1,476)	$36,162

Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	36,137
Net income				277		277
Other comprehensive income, net of tax					193	193
Dividends declared on preferred stock				(59)		(59)

Balances as of March 31, 2014	2,031,337	$8,732	$11,727	$17,321	$(1,232)	$36,548

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
(Unaudited)

Cash flows from operating activities:
Net income	$277	$10
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	85	88
Amortization of discounts/premiums on investments, net	165	310
Loan purchase accounting amortization, net	—	43
Deferred income tax provision	56	—
Deferred loan origination fees and costs, net	43	30
Increase in cash surrender value of bank owned life insurance	(51)	(50)
Gain at foreclosure	(13)	—
Writedown of other real estate owned	21	—
Net changes in:
Accrued interest receivable and other assets	470	82
Other liabilities	(99)	(161)

Net cash provided by operating activities	954	352

Cash flows from investing activities:
Activity in available for sale securities:
Maturities and calls	1,192	—
Principal collections	3,073	4,162
Purchases	(4,957)	(4,137)
FHLB stock redemptions	81	99
Net increase in loans	(653)	(6,494)
Purchases of bank premises and equipment	(26)	(28)

Net cash used in investing activities	(1,290)	(6,398)

Cash flows from financing activities:
Net decrease in deposits	(1,850)	(24,141)
Proceeds from other borrowings	31	31
Repayments of other borrowings	(52)	(51)
Cash dividends	(59)	(59)

Net cash used in financing activities	(1,930)	(24,220)

Net decrease in cash and cash equivalents	(2,266)	(30,266)

Cash and cash equivalents as of the beginning of the period	28,583	42,586

Cash and cash equivalents as of the end of the period	$26,317	$12,320

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$171	$259
Income Taxes	$12	$—
Noncash Transactions:
Loans transferred to OREO	$181	$—
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	$193	$(68)
Loans transferred to foreclosed assets	$3	$—
Transfer of participation loans sold from other borrowings to loans	$—	$(2,010)
Loan transfer to other assets	$(2,862)	$—

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2013, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2013.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013.

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

New Accounting Pronouncements –

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the “Receivables—Troubled Debt Restructurings by Creditors” subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for determining that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued
2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of March 31, 2014 and December 31, 2013, all investment securities were classified as available for sale.

Our available for sale securities totaled $66.8 million and $65.9 million as of March 31, 2014 and December 31, 2013, respectively. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and an additional $3.8 million and $20.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at March 31, 2014. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank and an additional $3.5 million and $15.4 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2013. Our investment portfolio consists of the following securities:

•	U.S. government agency securities ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”)

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2014 and December 31, 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
March 31, 2014
US government agencies	$8,496	$3	$(122)	$8,377
Government sponsored MBS
Residential	57,120	163	(369)	56,914
Municipals
North Carolina	1,482	17	(34)	1,465
Total	$67,098	$183	$(525)	$66,756

December 31, 2013
US government agencies	$7,000	—	$(234)	$6,766
Government sponsored MBS
Residential	58,086	118	(506)	57,698
Municipals
North Carolina	1,485	21	(51)	1,455
Total	$66,571	$139	$(791)	$65,919

There were no gross realized gains or losses on sales or calls of securities during the three-month periods ended March 31, 2014 or 2013.

The amortized cost and estimated market values of securities as of March 31, 2014 and December 31, 2013 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)	As of March 31, 2014
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due after one year through five years	$6,493	$6,496
Due after five years through ten years	1,884	2,000
Total US government agencies	$8,377	$8,496

Government sponsored MBS
Residential
Due within one year	$10,592	$10,637
Due after one year through five years	23,753	23,850
Due after five years through ten years	13,545	13,596
Due after ten years	9,024	9,037
Total government sponsored MBS	$56,914	$57,120

Municipals
North Carolina
Due within one year	$468	$465
Due after one year through five years	437	422
Due after five years through ten years	560	595
Total North Carolina municipal bonds	$1,465	$1,482

(Dollars in thousands)	As of December 31, 2013
	Fair Value	Amortized Cost
US government agencies
Due within one year	$4,934	$5,000
Due after one year through five years	1,832	2,000
Total US government agencies	$6,766	$7,000

Government sponsored MBS
Residential
Due within one year	$12,090	$12,156
Due after one year through five years	25,152	25,314
Due after five years through ten years	12,450	12,560
Due after ten years	8,006	8,056
Total government sponsored MBS	$57,698	$58,086

Municipals
North Carolina
Due within one year	$472	$465
Due after one year through five years	437	423
Due after five years through ten years	546	597
Total North Carolina municipal bonds	$1,455	$1,485

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

All securities owned as of March 31, 2014 and December 31, 2013 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2013 or the first three months of 2014.

As of March 31, 2014 and December 31, 2013, the Company held 56 and 68 investment positions, respectively, with unrealized losses of $525 thousand and $791 thousand, respectively. These investments were in U.S. government agencies, Government sponsored MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

As of March 31, 2014 and December 31, 2013, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
US government agencies	$3,439	$(57)	$935	$(65)	$4,374	$(122)
Government sponsored MBS
Residential	29,945	(248)	4,489	(121)	34,434	(369)
Municipals
North Carolina	560	(34)	—	—	560	(34)
Total	$33,944	$(339)	$5,424	$(186)	$39,368	$(525)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
US government agencies	$6,766	$(234)	—	$—	$6,766	$(234)
Government sponsored MBS
Residential	46,373	(506)	20	—	46,393	(506)
Municipals
North Carolina	546	(51)	—	—	546	(51)
Total	$53,685	$(791)	$20	$—	$53,705	$(791)

3.	FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% and 0.12% at March 31, 2014 and December 31, 2013, respectively, of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million and $20.0 million at March 31, 2014 and December 31, 2013, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of March 31, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of March 31, 2014 and December 31, 2013. The FHLB, of which the Bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of March 31, 2014 or December 31, 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

4.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE ("EPS")

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
For The Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)
(Unaudited)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2012	$426	$(1,834)	$(1,408)
Other comprehensive loss before reclassifications	(68)	—	(68)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(68)	—	(68)
Balance as of March 31, 2013	$358	$(1,834)	$(1,476)

Balance as of December 31, 2013	$(405)	$(1,020)	$(1,425)
Other comprehensive loss before reclassifications	193	—	193
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	193	—	193
Balance as of March 31, 2014	$(212)	$(1,020)	$(1,232)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the first three months of 2014 and 2013 and related asset balances at March 31, 2014 and December 31, 2013 is summarized as follows:

	For the Three Months Ended March 31, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the three months ended March 31, 2014
Charge-offs	—	—	—	(7)	(1)	(6)	—	(14)
Recoveries	—	—	—	4	—	3	—	7
Provision for loan losses	(6)	(109)	(87)	122	1	(66)	145	—
Total ending ALLL balances as of March 31, 2014	$178	$699	$1,796	$612	$19	$37	$145	$3,486

	For the Three Months Ended March 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the three months ended March 31, 2013
Charge-offs	—	—	—	—	(7)	—	—	(7)
Recoveries	—	—	—	4	5	—	—	9
Provision for loan losses	(14)	311	32	(90)	(1)	(6)	(232)	—
Total ending ALLL balances as of March 31, 2013	$76	$1,192	$1,278	$851	$27	$48	$29	$3,501

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	March 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$5	$746	$214	$—	$—	$—	$965
Collectively evaluated for impairment	178	694	1,050	398	19	37	145	2,521
Total ending ALLL balance	$178	$699	$1,796	$612	$19	$37	$145	$3,486

Loans:
Loans individually evaluated for impairment	$—	$9,044	$16,577	$3,427	$8	$—	$—	$29,056
Loans collectively evaluated for impairment	12,118	42,999	74,848	24,628	1,333	2,050	—	157,976
Total ending loans balance	$12,118	$52,043	$91,425	$28,055	$1,341	$2,050	$—	$187,032

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for impairment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Bank experienced $7 thousand in net loan charge-offs for the three months ended March 31, 2014 compared to $2 thousand in net loan recoveries for the three months ended March 31, 2013. Annualized net charge-offs/(recoveries) as a percent of average loan balances outstanding totaled 0.02% and 0.00% during the three month periods ended March 31, 2014 and 2013, respectively, and 0.19% for the year ended December 31, 2013.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of March 31, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Commercial	$12,118	$12,344
Commercial real estate:
Construction	498	4,758
Owner occupied	23,117	22,186
Other	28,428	32,145
Faith-based non-profit:
Construction	7,129	—
Owner Occupied	82,373	78,761
Other	1,923	6,702
Residential real estate:
First mortgage	21,589	22,350
Multifamily	3,185	3,271
Home equity	2,883	3,051
Construction	398	241
Consumer	1,341	1,340
Other loans	2,050	2,326
Loans, net of deferred fees	187,032	189,475
ALLL	(3,486)	(3,493)
Loans, net of ALLL	$183,546	$185,982

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of March 31, 2014, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, comprised approximately 48.88% of the total loan portfolio and the reserve for these loans was 51.52% of the total allowance. Historically the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the recent economic downturn.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables show past due loans and loans past due 90 days or more and still accruing for the quarters ended March 31, 2014 and December 31, 2013:

			90 Days
March 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$12,118	$12,118
Commercial real estate:
Construction	—	—	—	—	498	498
Owner occupied	2,387	—	2,770	5,157	17,960	23,117
Other	33	910	532	1,475	26,953	28,428
Faith-based non-profit:
Construction	—	67	—	67	7,062	7,129
Owner Occupied	679	484	380	1,543	80,830	82,373
Other	—	—	—	—	1,923	1,923
Residential real estate:
First mortgage	3,635	282	2,349	6,266	15,323	21,589
Multifamily	—	—	—	—	3,185	3,185
Home equity	58	4	202	264	2,619	2,883
Construction	—	—	—	—	398	398
Consumer	—	14	8	22	1,319	1,341
Other loans	—	—	—	—	2,050	2,050
Total	$6,792	$1,761	$6,241	$14,794	$172,238	$187,032

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$4	$—	$4	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—	4,758	4,758
Owner occupied	77	—	2,675	2,752	19,434	22,186
Other	—	—	642	642	31,503	32,145
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner Occupied	2,859	29	333	3,221	75,540	78,761
Other	1	—	—	1	6,701	6,702
Residential real estate:
First mortgage	747	275	2,602	3,624	18,726	22,350
Multifamily	—	—	—	—	3,271	3,271
Home equity	241	—	118	359	2,692	3,051
Construction	—	—	—	—	241	241
Consumer	6	3	9	18	1,322	1,340
Other loans	—	—	—	—	2,326	2,326
Total	$3,931	$311	$6,379	$10,621	$178,854	$189,475

At March 31, 2014 and December 31, 2013, the total recorded investment in impaired loans amounted to $29.1 million and $30.7 million, respectively. Of these impaired loans, $6.4 million and $6.7 million were on non-accrual at March 31, 2014 and December 31, 2013, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The recorded investment and related information for impaired loans is summarized as follows for March 31, 2014 and December 31, 2013:

	March 31, 2014
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	359	361	—	7	362
Owner occupied	3,159	3,159	—	32	3,171
Other	867	869	—	6	3,186
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	8,502	8,518	—	128	11,361
Other	—	—	—	—	—
Residential real estate:
First mortgage	2,750	2,744	—	19	2,931
Multifamily	—	—	—	—	—
Home equity	82	83	—	1	80
Construction	—	—	—	—	—
Consumer	8	8	—	—	10
Impaired loans with no allowance recorded	$15,727	$15,742	$—	$193	$21,101

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	—
Other	4,660	4,676	5	49	2,338
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	8,075	8,089	746	102	5,794
Other	—	—	—	—	—
Residential real estate:
First mortgage	545	523	196	3	573
Multifamily	—	—	—	—	—
Home equity	78	78	19	1	105
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$13,358	$13,366	$966	$155	$8,810
Impaired loans	$29,085	$29,108	$966	$348	$29,911

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	March 31, 2013
	At end of period			For Period Ended
	Unpaid			Interest	Average
	Principal	Recorded	ALLL	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$295
Commercial real estate:
Construction	366	366	—	7	279
Owner occupied	524	524	—	8	581
Other	6,279	6,279	—	59	4,742
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,336	14,336	—	142	10,193
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,094	3,060	—	7	1,258
Multifamily	—	—	—	—	—
Home equity	103	103	—	—	92
Construction	—	—	—	—	—
Consumer	14	14	—	—	4
Impaired loans with no allowance recorded	$24,716	$24,682	$—	$223	$17,444

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	237	237	209	5	59
Other	—	—	—	—	501
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	425	425	27	7	214
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,153	1,153	288	—	660
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$1,815	$1,815	$524	$12	$1,434
Impaired loans	$26,531	$26,497	$524	$235	$18,878

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	December 31, 2013
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$74
Commercial real estate:
Construction	363	364	—	28	321
Owner occupied	3,181	3,183	—	142	1,194
Other	5,486	5,503	—	256	4,858
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,151	14,203	—	681	12,880
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213	2,143
Multifamily	—	—	—	—	—
Home equity	77	77	—	3	50
Construction	—	—	—	—	—
Consumer	11	11	—	—	9
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323	$21,529

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	59
Other	—	—	—	—	251
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	3,510	3,500	931	242	631
Other	—	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29	1,017
Multifamily	—	—	—	—	—
Home equity	131	131	37	6	42
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277	$2,000
Impaired loans	$30,647	$30,714	$1,006	$1,600	$23,529

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The recorded investment in TDRs, which are included in total impaired loans, was $25.3 million, $21.1 million and $26.4 million at March 31, 2014, March 31, 2013 and December 31, 2013, respectively.

Reserve for Credit Losses - The Company's reserve for credit losses is comprised of two components, the ALLL and the reserve for unfunded commitments (the “Unfunded Reserve”).

Allowance for Loan Losses (“ALLL”) - The ALLL is a valuation allowance that is established through a provision for loan losses charged to expense. When management believes that the collectability of the principal is unlikely, loans are charged against the ALLL. Subsequent recoveries, if any, are credited to the ALLL.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $20.4 thousand and $12.5 thousand for March 31, 2014 and December 31, 2013, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013, respectively:

			90 Days
			or More
			Past Due
March 31, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2,655	3	151	1
Other	532	3	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	28	1	353	2
Other	—	—	—	—
Residential real estate:
First mortgage	3,124	40	251	4
Multifamily	—	—	—	—
Home equity	102	6	109	2
Construction	—	—	—	—
Consumer	8	1	—	—
Other loans	—	—	—	—
Total	$6,449	54	$864	9

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

Unrecognized income on non-accrual loans at March 31, 2014 and December 31, 2013 was $0.2 million and $0.5 million, respectively.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following is a breakdown of loans by risk categories at March 31, 2014 and December 31, 2013:

March 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$12,117	$—	$1	$—	$12,118
Commercial real estate:
Construction	139	—	359	—	498
Owner occupied	17,741	1,430	3,946	—	23,117
Other	24,710	2,699	1,019	—	28,428
Faith-based non-profit:
Construction	7,129	—	—	—	7,129
Owner Occupied	71,058	4,395	6,920	—	82,373
Other	1,923	—	—	—	1,923
Residential real estate:
First mortgage	17,691	421	3,477	—	21,589
Multifamily	3,091	32	62	—	3,185
Home equity	2,511	—	372	—	2,883
Construction	398	—	—	—	398
Consumer	1,328	—	13	—	1,341
Other loans	2,050	—	—	—	2,050
Total	$161,886	$8,977	$16,169	$—	$187,032

December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$12,342	$—	$2	$—	$12,344
Commercial real estate:
Construction	4,396	—	362	—	4,758
Owner occupied	17,586	625	3,975	—	22,186
Other	27,584	2,703	1,858	—	32,145
Faith-based non-profit:
Construction	—	—	—	—	—
Owner Occupied	66,626	7,474	4,661	—	78,761
Other	6,701	1	—	—	6,702
Residential real estate:
First mortgage	17,890	427	4,033	—	22,350
Multifamily	3,171	38	62	—	3,271
Home equity	2,668	—	383	—	3,051
Construction	241	—	—	—	241
Consumer	1,323	—	17	—	1,340
Other loans	2,326	—	—	—	2,326
Total	$162,854	$11,268	$15,353	$—	$189,475

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present TDRs as of March 31, 2014 and December 31, 2013.

	Troubled Debt Restructurings
	March 31, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$359	—	$—	2	$359
Owner occupied	4	504	1	2,576	5	3,080
Other	5	4,994	—	—	5	4,994
Faith-based non-profit:
Owner occpied	21	17,545	1	28	22	17,573
Residential real estate:
First mortgage	1	29	2	222	3	251
	33	$23,431	4	$2,826	37	$26,257

	Troubled Debt Restructurings
	December 31, 2013
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$362	—	$—	2	$362
Owner occupied	4	506	1	2,598	5	3,104
Other	5	4,953	—	—	5	4,953
Faith-based non-profit:
Owner occpied	21	17,632	1	29	22	17,661
Residential real estate:
First mortgage	1	29	3	244	4	273
	33	$23,482	5	$2,871	38	$26,353

No loans were restructured during the three months ended March 31, 2014. Loans totaling $3.1 million were restructured during the 12 months ended March 31, 2014. One loan totaling $2.6 million was placed on non-accrual due to delinquency. All loans restructured during that period were paying as restructured as of March 31, 2014. No loans were restructured during the three months ended March 31, 2013. Loans totaling $3.2 million were restructured during the 12 months ended March 31, 2013. All loans restructured during that period were paying as restructured as of March 31, 2013. The Company defines default as the loan becoming more than 90 days past due, foreclosed upon or charged-off.

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2014 and 2013.

TDR defaults can result in a higher ALLL and a corresponding higher provision for loan losses because they generally negatively impact the timing of and expected collections from these impaired loans. Impaired loans, which include TDRs, are evaluated for specific additions to the ALLL by subtracting the recorded investment in these impaired loans from their fair values. Fair values are generally determined by the present value of future cash flows, collateral value, or liquidation value. Defaults generally reduce the present value of the future cash flows and can negatively influence the collateral values if the declining real estate values are affecting the sale of collateral.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

7.	OTHER REAL ESTATE OWNED (“OREO”)

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At March 31, 2014 and December 31, 2013, OREO totaled $3.2 million and $3.0 million, respectively.

8.	BORROWINGS

Borrowings as of March 31, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%. Borrowings as of December 31, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at March 31, 2014 and December 31, 2013. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended March 31, 2014. The Company had unused borrowing capacity with the FHLB of $5.2 million as of March 31, 2014 and $5.3 million as of December 31, 2013, respectively. In addition, the Company has the ability to borrow from the Federal Reserve Bank to the extent of investment securities pledged to the Federal Reserve Bank.

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

Financial instruments whose contract amounts represent credit risk as of March 31, 2014 and December 31, 2013, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at March 31, 2014 are summarized in the following table:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$122	$6,250	$6,372
One to three years	297	5,320	5,617
Three to five years	—	16,981	16,981
More than five years	93	2,379	2,472
Total	$512	$30,930	$31,442

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

Assets measured at fair value on a recurring basis as of March 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$8,377	$—	$8,377	$—
Government sponsored MBS
Residential	56,914	—	56,914	—
Municipal securities
North Carolina	1,465	—	1,465	—
Mortgage servicing rights	24	—	—	24
Total	$66,780	$—	$66,756	$24

Assets measured at fair value on a recurring basis as of December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$6,766	$—	$6,766	$—
Government sponsored MBS
Residential	57,698	—	57,698	—
Municipal securities
North Carolina	1,455	—	1,455	—
Mortgage Servicing Rights	$25	—	—	25
Total	$65,944	$—	$65,919	$25

The table below displays changes in all recurring Level 3 Assets from December 31, 2013 to March 31, 2014 and December 31, 2012 to December 31, 2013.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	1
Ending Balance (March 31, 2014)	$24

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2012)	$36
Amortization	11
Ending Balance (December 31, 2013)	$25

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

OREO: Foreclosed assets are adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of the carrying value or the fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records foreclosed assets as nonrecurring Level 3.

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

Mortgage Servicing Rights: Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of mortgage servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The Company stratifies its mortgage servicing portfolio on the basis of loan type. The assumptions used in the discounted cash flow model are those that we believe market participants would use in estimating future net servicing income, including estimates of loan prepayment rates, servicing costs, ancillary income, impound account balances, and discount rates. Significant assumptions in the valuation of mortgage servicing rights include changes in interest rates, estimated loan repayment rates, and the timing of cash flows, among other factors. Mortgage servicing rights are classified as Level 3 measurements due to the use of significant unobservable inputs, as well as significant management judgment and estimation.

Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,205	$—	$—	$3,205
Repossessed collateral	593	—	—	593
Impaired loans:
Commercial real estate	9,060	—	—	9,060
Faith-based non-profit	15,861	—	—	15,861
Residential real estate	3,213	—	—	3,213
Consumer	8	—	—	8
Total	$31,940	$—	$—	$31,940

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,032	$—	$—	$3,032
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	9,050	—	—	9,050
Faith-based non-profit	16,772	—	—	16,772
Residential real estate	3,875	—	—	3,875
Consumer	11	—	—	11
Total	$33,330	$—	$—	$33,330

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	March 31, 2014	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,205	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	593	discounted appraisals	collateral discounts	20-50%
Impaired loans	28,142	discounted appraisals	collateral discounts	6-20%
Total	$31,940

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2013	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,032	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	29,708	discounted appraisals	collateral discounts	6-20%
Total	$33,330

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2013 or 2014.

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

As of March 31, 2014 and December 31, 2013, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	March 31, 2014
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$26,317	$26,317	$26,317	$—	$—
Investment securities available for sale	66,756	66,756	—	66,756	—
Loans, net of allowances for loan losses	183,546	187,340			187,340
Accrued interest receivable	796	796	796	—

Liabilities:
Non-maturity deposits	$123,540	$123,540	123,540	—	—
Maturity deposits	134,537	134,055	—	134,055	—
Other borrowings	826	774	—	—	774
Accrued interest payable	78	78	78	—	—

	December 31, 2013
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$28,583	$28,583	$28,583	$—	$—
Investment securities available for sale	65,919	65,919	—	65,919	—
Loans, net of allowances for loan losses	185,982	189,387			189,387
Accrued interest receivable	912	912	912	—

Liabilities:
Non-maturity deposits	$116,115	$116,115	116,115	—	—
Maturity deposits	143,812	143,314	—	143,314	—
Other borrowings	847	791	—	—	791
Accrued interest payable	75	75	75	—	—

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this quarterly Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including but not limited to those risk factors identified in the section headed "Risk Factors", beginning on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on March 18, 2014 (the "Annual Report"). The Company undertakes no obligation to update any forward-looking statement, whether written or not, which may be made from time to time by or on behalf of the Company.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection (the "CFPB"), established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements on financial institutions. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Many regulations have been promulgated, and more additional regulations are expected to be issued in 2014 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended March 31, 2014.

•	Net income before preferred stock dividends was $277 thousand and $10 thousand for the three months ended March 31, 2014 and 2013, respectively. Net income available to common stockholders was $218 thousand or $0.11 per share for the quarter ended March 31, 2013 compared to a net loss of $49 thousand or $0.02 per share for the quarter ended March 31, 2013.
•	Net interest income totaled $2.7 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. The net interest margin on a tax equivalent (“TE”) basis for the three months ended March 31, 2014 was 3.75% compared to 3.61% for the three months ended March 31, 2013, an increase of 14 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding increased slightly in the first three months of 2014 to 1.86% as of March 31, 2014 compared to 1.84% as of December 31, 2013. Loans outstanding decreased $2.4 million from $189.4 at December 31, 2013 to $187.0 million at March 31, 2014. Net charge-offs were $7 thousand during the three months ended March 31, 2014 compared to net recoveries of $2 thousand during the three months ended March 31, 2013. There was no provision for loan losses the first quarters ended March 31, 2014 or 2013.
•	Noninterest income increased by $37 thousand in the first quarter of 2014 compared to the same period in 2013, mainly due to realized death benefit on a Bank-Owned Life Insurance policy (“BOLI”).
•	Noninterest expense decreased $160 thousand in the first quarter of 2014 compared to the same period in 2013 primarily driven by decreases in salaries and benefits, directors fees and professional fees.
•	Preferred stock dividends and accretion in the quarters ended March 31, 2014 and 2013 were $59 thousand. The dividend yield for the three months ended March 31, 2014 and 2013 was 2.00%.

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

•	ALLL – The Company records an estimated ALLL for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Index M&F BANCORP, INC. AND SUBSIDIARY

•	Foreclosed Assets - Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

•	Fair Value Estimates - Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities.

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets. Total assets decreased from $301.5 million at December 31, 2013 to $299.9 million at March 31, 2014. Cash and cash equivalents decreased from $28.6 million at December 31, 2013 to $26.3 million at March 31, 2014. The decrease in cash was primarily caused by a decrease of $1.9 million in total deposits. Investment securities increased by $0.8 million, primarily due to net purchases of investments. Gross loans decreased $2.4 million primarily due to net loan run-off. OREO increased slightly from $3.0 million at December 31, 2013 to $3.2 million at March 31, 2014. Other assets increased $2.6 million during the three month period primarily due to the reclassification of $2.9 million from loans to other assets, which reflected the sale of a loan during March 2014 for which proceeds had not yet been received at March 31, 2014.

Liabilities. Total liabilities decreased from $265.4 million at December 31, 2013 to $263.4 million at March 31, 2014. The change was primarily driven by $8.5 million decrease in Bank’s time deposits greater than $100,000 – primarily Certificate of Deposit Account Registry Service (“CDARS”) deposits, which are subject to significant volatility due to seasonality, but significantly offset by growth in core deposits, such as interest-checking, savings and non-interest bearing deposits. Other borrowings decreased by $21 thousand due to principal payments on long-term leases.

Stockholders’ Equity. Total consolidated stockholders’ equity increased from $36.1 million at December 31, 2013 to $36.5 million at March 31, 2014. For the three months ended March 31, 2014, the net increase in retained earnings was comprised of $277 thousand of net income, offset by dividends on preferred stock of $59 thousand. The Company did not pay a common stock dividend in the first quarter of 2014. Accumulated other comprehensive loss represents the unrealized loss on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.2 million at March 31, 2014 compared to a net unrealized loss position of $1.4 million at December 31, 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared with three months ended March 31, 2013

General. Net income before preferred stock dividends was $277 thousand and $10 thousand for the three months ended March 31, 2014 and 2013, respectively. Preferred stock dividends and accretion in the quarters ended March 31, 2014 and 2013 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended March 31, 2014 and 2013 was 2.00%. Net income available to common stockholders for the three months ended March 31, 2014 was $218 thousand or $0.11 per share compared to a net loss available to common stockholders for the three months ended March 31, 2013 of $49 thousand or $0.02 per share, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income increased $203 thousand, or 8.27%, from $2.5 million for the three months ended March 31, 2013 to $2.7 million for the three months ended March 31, 2014. Average earning assets for the three months ended March 31, 2014 were $284.0 million, up 4.11% compared to $272.8 million for the three months ended March 31, 2013. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.75% and 3.61% for the three months ended March 31, 2014 and 2013, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread increased 17 bps to 3.67% for the three months ended March 31, 2014 from 3.50% for the three months ended March 31, 2013. The yield on average interest-earning assets was 4.00% and 3.92% for the three months ended March 31, 2014 and 2013, an increase of 8 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.33% and 0.42%, respectively, a decrease of 9 bps due to the ongoing low interest rate environment.

Interest income increased 6.22% for the three months ended March 31, 2014 to $2.8 million from $2.7 million for the three months ended March 31, 2013. The average balances of loans, which had overall yields of 5.28% and 5.63% for the three months ended March 31, 2014 and 2013, respectively, increased from $174.3 million for the three months ended March 31, 2014 to $188.6 million for the three months ended March 31, 2014. The average balance of investment securities increased $3.8 million from $61.3 million for the three months ended March 31, 2013 to $65.1 million for the three months ended March 31, 2014. The TE yield on investment securities increased from 1.27% for the three months ended March 31, 2013 to 2.04% for the three months ended March 31, 2014. The average balances of federal funds and other short-term investments decreased from $37.2 million for the three months ended March 31, 2013 to $30.3 million for the three months ended March 31, 2014. The average yield in this category was 0.22% and 0.24% during the first quarter of 2014 and 2013, respectively.

Interest expense decreased 17.54% for the three months ended March 31, 2014 to $174 thousand from $211 thousand for the three months ended March 31, 2013. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $198.0 million for the three months ended March 31, 2013 to $211.6 million for the three months ended March 31, 2014. The average rate paid on interest-bearing deposits decreased 5 bps from 0.38% for the three months ended March 31, 2013 to 0.33% for the three months ended March 31, 2014.

The average rate on borrowings decreased from 3.02% for the three months ended March 31, 2013 to 0.48% for the three months ended March 31, 2014. The average borrowings outstanding decreased $2.1 million from $2.9 million during three months ended March 31, 2013 to $0.8 million during the three months ended March 31, 2014. The interest expense on borrowed funds decreased $21 thousand to $1 thousand during the first quarter of 2014 compared to $22 thousand during the same period in 2013.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)	2014			2013
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$188,616	$2,489	5.28%	$174,307	$2,454	5.63%
Taxable securities	64,223	318	1.98	60,376	180	1.19
Nontaxable securities(2)	888	9	6.60	891	9	6.58
Federal funds sold and other interest on short-term investments	30,277	17	0.22	37,217	24	0.26
Total interest earning assets	284,004	2,833	4.00%	272,791	2,667	3.92%
Cash and due from banks	3,125			2,942
Other assets	21,002			20,899
Allowance for loan losses	(3,489)			(3,523)
Total assets	$304,642			$293,109

Liabilities and Equity
Savings deposits	$51,910	$16	0.12%	$52,204	$22	0.17%
Interest-bearing demand deposits	21,808	4	0.07	24,479	5	0.08
Time deposits	137,873	153	0.44	121,307	162	0.53
Total interest-bearing deposits	211,591	173	0.33	197,990	189	0.38
Borrowed funds	838	1	0.48	2,918	22	3.02
Total interest-bearing liabilities	212,429	174	0.33%	200,908	211	0.42%
Non-interest-bearing deposits	51,304			50,065
Other liabilities	4,570			6,010
Total liabilities	268,303			256,983
Stockholders' equity	36,339			36,126
Total liabilities and stockholders' equity	$304,642			$293,109

Net interest income		$2,659			$2,456

Non-taxable securities		9			9
Tax equivalent adjustment (3)		6			6

Tax equivalent net interest income		$2,665			$2,462
Net interest spread (4)			3.67%			3.50%
Net interest margin (5)		3.75%			3.61%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.96% as of 2014 and 38.55% as of 2013.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. There was no provision for loan losses for the three months ended March 31, 2014 or 2013, due to a decrease in loans outstanding and a decrease in historical loss ratios used to calculate the ALLL on performing loans in 2014.

Noninterest Income. Noninterest income increased 8.81%, or $37 thousand, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was due to the realization of death benefit income of $55 thousand on a BOLI policy during 2014 compared to none during the comparable quarter of 2013. Service charge income increased by $12 thousand primarily due to increased fees earned from overdraft and non-sufficient-fee (“NSF”) income, which is customer activity based. Rental income decreased by $31 thousand for the three months ended March 31, 2014 when compared to the same period in 2013. The decrease in rental income was driven by lower occupancy and occupancy rates during the first quarter of 2014 as compared to the same period in 2013.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 5.59% to $2.7 million for the three months ended March 31, 2014 from $2.9 million for the three months ended March 31, 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY

Salaries and employee benefits expenses for the three months ended March 31, 2014 and March 31, 2013 were $1.3 million and $1.5 million, respectively. Salaries decreased $102 thousand, while employee benefits decreased $61 thousand. The decrease in employee benefits was primarily due to decreased retirement benefit costs associated with the Company’s deferred compensation plans, while the decrease in salaries was primarily due to the retirements of individuals, whose positions have not yet been filled.

Occupancy expense decreased $10 thousand during the three months ended March 31, 2014 from the same period in 2013. Decreases in repairs and maintenance primarily accounted for the decrease.

Information technology costs decreased by 3.76%, or $8 thousand, to $205 thousand in 2014, mainly due to decreased core processing charges.

Directors and advisory board fees decreased by $28 thousand or 33.73% from $83 thousand in the first quarter of 2013 to $55 thousand in the corresponding 2014 period as a result of fewer committee and board meetings during the period.

Professional fees decreased by $50 thousand or 19.76% from 2013 to 2014 primarily as a result of lower audit and legal expenses.

Net OREO expenses increased $40 thousand from $17 thousand in the first quarter of 2013 to $57 thousand in the corresponding 2014 period. A write-down during 2014 in the amount of $21 thousand compared to none during 2013, and a $16 thousand increase in property taxes over the comparable quarter in 2013 accounted for the majority of the increase.

FDIC deposit insurance expense increased from $102 thousand for the three months ended March 31, 2013 to $149 thousand for the three months ended March 31, 2014. The increase represents larger average deposit balances during 2014 compared to 2013.

During the first quarter of 2014, the Company realized a $13 thousand gain at foreclosure compared to no gains during the comparable quarter of 2013.

Other expenses increased $24 thousand for the three months ended March 31, 2014 from the three months ended March 31, 2013. The increase in other expenses was primarily driven by an increase in off-balance sheet provisions for unfunded letters and lines of credit.

Provision for Income Taxes. The Company recorded an income tax expense of $137 thousand and $4 thousand for the three months ended March 31, 2014 and 2013, respectively. The overall effective rate increased from a tax expense of 28.57% in 2013 to a tax expense of 33.09% in 2014. The increase in the effective tax rate during 2014 was largely driven by permanent differences in non-taxable income in proportion to taxable income during the period.

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of March 31, 2014 and December 31, 2013, the allowance for loan losses was $3.5 million, which represented approximately 1.86% and 1.84% of total loans outstanding on those respective dates.

Nonperforming assets, defined as non-accruing loans plus OREO and other repossessed assets, at March 31, 2014 were 3.42% of total assets compared to 3.43% at December 31, 2013.

Of the non-accruing loans totaling $6.4 million at March 31, 2014, 99.87% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. TDRs in compliance with their modified terms totaled $21.8 million or 86.19% of total TDRs at March 31, 2014. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Past due loans increased from $10.6 million at December 31, 2013 to $14.8 million at March 31, 2014. The majority of the increase, approximately $3.1 million, was attributable to loans that had matured and were in the process of being renewed.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 28.28% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $5.2 million in available borrowing capacity from the FHLB of Atlanta at March 31, 2014, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $675 thousand outstanding from the FHLB as of March 31, 2014. The maximum outstanding balance from FHLB at any time during the first quarter of 2014 was $681 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

The March 31, 2014 and December 31, 2013 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

Index M&F BANCORP, INC. AND SUBSIDIARY

	March 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,537	17.28%	$17,384	8.00%	$21,731	10.00%
Bank	36,194	16.66	17,375	8.00	21,719	10.00
Tier 1 (to risk weighted assets)
Company	$34,815	16.02%	$8,692	4.00%	$13,038	6.00%
Bank	33,469	15.41	8,688	4.00	13,032	6.00
Tier 1 (to average total assets)
Company	$34,815	11.52%	$12,084	4.00%	$15,105	5.00%
Bank	33,469	11.10	12,065	4.00	15,082	5.00

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	$21,238	10.00%
Bank	35,573	16.77	16,975	8.00	21,219	10.00
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	$12,743	6.00%
Bank	32,910	15.51	8,487	4.00	12,731	6.00
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	$14,471	5.00%
Bank	32,910	10.69	12,316	4.00	15,395	5.00

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

Index M&F BANCORP, INC.

Exhibit 101	Financial information submitted in XBRL format.

* Management contracts and compensatory arrangements.

Index M&F BANCORP, INC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: May 14, 2014	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC.

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

