Form 10-Q
period 2014-06-30
M&F BANCORP INC /NC/
filed 2014-08-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents
Cash and due from banks	$2,731	$3,390
Interest-bearing deposits	26,231	22,193
Federal funds sold	—	3,000
Total cash and cash equivalents	28,962	28,583
Investment securities available for sale, at fair value	69,495	65,919
Other invested assets	308	389
Loans, net of unearned income and deferred fees	184,900	189,475
Allowances for loan losses	(3,449)	(3,493)
Loans, net	181,451	185,982
Interest receivable	821	912
Bank premises and equipment, net	4,359	4,373
Cash surrender value of bank-owned life insurance	6,091	6,191
Other real estate owned	2,691	3,032
Deferred tax assets and taxes receivable, net	3,575	4,153
Other assets	908	1,955
TOTAL ASSETS	$298,661	$301,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$205,594	$211,870
Noninterest-bearing deposits	50,672	48,057
Total deposits	256,266	259,927
Other borrowings	805	847
Other liabilities	4,450	4,578
Total liabilities	261,521	265,352

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding	11,728	11,727
Common stock, no par value 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,770	17,103
Accumulated other comprehensive loss	(1,090)	(1,425)
Total stockholders' equity	37,140	36,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,661	$301,489

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands except for share and per share data)	2014	2013	2014	2013
(Unaudited)
Interest income:
Loans, including fees	$2,443	$2,481	$4,937	$4,921
Investment securities, including dividends
Taxable	296	189	614	368
Tax-exempt	8	9	17	18
Other	16	11	34	36

Total interest income	2,763	2,690	5,602	5,343
Interest expense:
Deposits	163	174	337	363
Borrowings	1	2	2	3

Total interest expense	164	176	339	366
Net interest income	2,599	2,514	5,263	4,977
Less provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,599	2,514	5,263	4,977

Noninterest income:
Service charges	298	285	595	566
Rental income	49	65	97	143
Cash surrender value of life insurance	51	57	101	108
Gain on sale of repossessed assets	515	—	515	—
Other income	5	1	61	3
Total noninterest income	918	408	1,369	820

Noninterest expense:
Salaries and employee benefits	1,360	1,404	2,663	2,869
Occupancy and equipment	374	370	739	742
Directors fees	50	74	104	157
Marketing	35	46	71	88
Professional fees	177	193	380	447
Information technology	188	207	394	421
FDIC deposit insurance	143	126	292	228
Other real estate owned expense, net	27	173	85	190
Gains at foreclosure	(28)	(5)	(41)	(5)
Delivery expenses	44	45	90	84
Other	359	299	653	572
Total noninterest expense	2,729	2,932	5,430	5,793

Income (loss) before income taxes	788	(10)	1,202	4
Income tax expense (benefit)	281	(3)	418	1
Net income (loss)	507	(7)	784	3

Less preferred stock dividends and accretion	(59)	(59)	(117)	(118)

Net income (loss) available to common stockholders	$448	$(66)	$667	$(115)

Basic and diluted earnings (loss) per share of common stock:	$0.22	$(0.03)	$0.33	$(0.06)
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2014	2013	2014	2013

Net income (loss)	$507	$(7)	$784	$3

Other comprehensive income (loss):
Investment Securities:
Unrealized holding gains (losses) on securities available for sale	229	(596)	539	(672)
Tax Effect	(87)	230	(204)	238
Net of tax amount	142	(366)	335	(434)

Defined benefit pension plans:
Net actuarial gain	(54)	(90)	(108)	(180)
Prior service cost	54	90	108	180
Tax effect	—	—	—	—
Net of tax amount	—	—	—	—

Other comprehensive income (loss), net of tax	142	(366)	335	(434)

Comprehensive income (loss)	$649	$(373)	$1,119	$(431)

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2014 and 2013
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				3		3
Other comprehensive loss, net of tax					(434)	(434)
Dividends declared on preferred stock				(117)		(117)

Balances as of June 30, 2013	2,031,337	$8,732	$11,726	$17,115	$(1,842)	$35,731

Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	36,137
Accretion of Series B preferred stock issuance costs			1	(1)		—
Net income				784		784
Other comprehensive income, net of tax					335	335
Dividends declared on preferred stock				(116)		(116)

Balances as of June 30, 2014	2,031,337	$8,732	$11,728	$17,770	$(1,090)	$37,140

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
(Unaudited)

Cash flows from operating activities:
Net income	$784	$3
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	169	176
Gain on disposition of repossessed asset	(515)	—
Amortization of discounts/premiums on investments, net	352	577
Deferred income tax provision	86	43
Deferred loan origination fees and costs, net	89	94
Increase in cash surrender value of bank owned life insurance	(101)	(108)
Gain at foreclosure	(41)	(5)
Net gain on sale of other real estate owned	(121)	(28)
Writedown of other real estate owned	114	165
Net changes in:
Accrued interest receivable and other assets	837	(1,550)
Other liabilities	(128)	(515)

Net cash provided by (used in) operating activities	1,525	(1,148)

Cash flows from investing activities:
Activity in available for sale securities:
Maturities and calls	5,657	—
Principal collections	6,741	9,093
Purchases	(15,787)	(5,663)
FHLB stock redemptions	81	99
Net (increase) decrease in loans	4,184	(4,093)
Purchases of bank premises and equipment	(162)	(56)
Disposal of bank premises and equipment	7	—
Proceeds from death benefit of bank-owned life insurance policies	201	—
Proceeds from disposition of repossessed asset	1,107	—
Proceeds from sale of other real estate owned	644	44

Net cash provided by (used in) investing activities	2,673	(576)

Cash flows from financing activities:
Net decrease in deposits	(3,661)	(10,379)
Proceeds from other borrowings	62	62
Repayments of other borrowings	(104)	(102)
Cash dividends	(116)	(117)

Net cash used in financing activities	(3,819)	(10,536)

Net increase (decrease) in cash and cash equivalents	379	(12,260)

Cash and cash equivalents as of the beginning of the period	28,583	42,586

Cash and cash equivalents as of the end of the period	$28,962	$30,326

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$314	$384
Income Taxes	$39	$—
Noncash Transactions:
Loans transferred to OREO	$255	$54
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	$335	$(434)
Loans transferred to foreclosed assets	$3	$—
Accretion of Series B preferred stock issuance costs	$1	$1
Transfer of participation loans sold from other borrowings to loans	$—	$(2,010)
Loan transfer to other assets	$—	$3,012
Transfer between fixed assets and noninerest-bearing deposit account	$—	$(39)

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of June 30, 2014 and December 31, 2013, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $69.5 million and $65.9 million as of June 30, 2014 and December 31, 2013, respectively. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and an additional $4.4 million and $19.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at June 30, 2014. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank and an additional $3.5 million and $15.4 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2013. Our investment portfolio consists of the following securities:

•	U.S. government agency securities ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”)

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2014 and December 31, 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
June 30, 2014
US government agencies	$12,370	$17	$(96)	$12,291
Government sponsored MBS
Residential	56,223	256	(278)	56,201
Municipal securities
North Carolina	1,015	12	(24)	1,003
Total	$69,608	$285	$(398)	$69,495

December 31, 2013
US government agencies	$7,000	—	$(234)	$6,766
Government sponsored MBS
Residential	58,086	118	(506)	57,698
Municipals
North Carolina	1,485	21	(51)	1,455
Total	$66,571	$139	$(791)	$65,919

There were no gross realized gains or losses on sales or calls of securities during the three- or six-month periods ended June 30, 2014 or 2013.

The amortized cost and estimated market values of securities as of June 30, 2014 and December 31, 2013 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	As of June 30, 2014
	Fair Value	Amortized Cost

Due within one year	$1,989	$2,000
Due after one year through five years	7,369	7,370
Due after five years through ten years	2,933	3,000
Total US government agencies	$12,291	$12,370

Residential
Due within one year	$12,215	$12,258
Due after one year through five years	24,504	24,537
Due after five years through ten years	12,490	12,462
Due after ten years	6,992	6,966
Total government sponsored MBS	$56,201	$56,223

North Carolina
Due within one year	$166	$162
Due after one year through five years	269	260
Due after five years through ten years	568	593
Total North Carolina municipal bonds	$1,003	$1,015

	As of December 31, 2013
	Fair Value	Amortized Cost

Due within one year	$4,934	$5,000
Due after one year through five years	1,832	2,000
Total US government agencies	$6,766	$7,000

Residential
Due within one year	$12,090	$12,156
Due after one year through five years	25,152	25,314
Due after five years through ten years	12,450	12,560
Due after ten years	8,006	8,056
Total government sponsored MBS	$57,698	$58,086

North Carolina
Due within one year	$472	$465
Due after one year through five years	437	423
Due after five years through ten years	546	597
Total North Carolina municipal bonds	$1,455	$1,485

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

All securities owned as of June 30, 2014 and December 31, 2013 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2013 or the first six months of 2014.

As of June 30, 2014 and December 31, 2013, the Company held 56 and 68 investment positions, respectively, with unrealized losses of $398 thousand and $791 thousand, respectively. These investments were in U.S. government agencies, Government sponsored MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

As of June 30, 2014 and December 31, 2013, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
US government agencies	$5,843	$(27)	$1,931	$(69)	$7,774	$(97)
Government sponsored MBS
Residential	12,880	(66)	15,198	(212)	28,078	(278)
Municipals
North Carolina	568	(24)	—	—	568	(24)
Total	$19,291	$(117)	$17,129	$(281)	$36,420	$(398)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
US government agencies	$6,766	$(234)	$—	$—	$6,766	$(234)
Government sponsored MBS
Residential	46,373	(506)	20	—	46,393	(506)
Municipals
North Carolina	546	(51)	—	—	546	(51)
Total	$53,685	$(791)	$20	$—	$53,705	$(791)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% and 0.12% at June 30, 2014 and December 31, 2013, respectively, of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million and $20.0 million at June 30, 2014 and December 31, 2013, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of June 30, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of June 30, 2014 and December 31, 2013. The FHLB, of which the Bank is a member, has been impacted by the Recession that began in 2008. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of June 30, 2014 or December 31, 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
For The Three and Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)
(Unaudited)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2012	$426	$(1,834)	$(1,408)
Other comprehensive loss before reclassifications	(434)	—	(434)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(434)	—	(434)
Balance as of June 30, 2013	$(8)	$(1,834)	$(1,842)

Balance as of March 31, 2013	$358	$(1,834)	$(1,476)
Other comprehensive loss before reclassifications	(366)	—	(366)
Amounts reclassified from acumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(366)	—	(366)
Balance as of June 30, 2013	$(8)	$(1,834)	$(1,842)

Balance as of December 31, 2013	$(405)	$(1,020)	$(1,425)
Other comprehensive income before reclassifications	335	—	335
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	335	—	335
Balance as of June 30, 2014	$(70)	$(1,020)	$(1,090)

Balance as of March 31, 2014	$(212)	$(1,020)	$(1,232)
Other comprehensive income before reclassifications	142	—	142
Amounts reclassified from acumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	142	—	142
Balance as of June 30, 2014	$(70)	$(1,020)	$(1,090)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three and six month periods ending June 30, 2014 and 2013 and related asset balances at June 30, 2014 and December 31, 2013 is summarized as follows:

	For the Three Months Ended June 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of March 31, 2014	$178	$699	$1,796	$612	$19	$37	$145	$3,486
For the three months ended June 30, 2014
Charge-offs	—	—	—	(24)	(15)	(5)	—	(44)
Recoveries	—	—	—	5	1	1	—	7
Provision for loan losses	(69)	81	(110)	52	22	76	(52)	—
Total ending ALLL balances as of June 30, 2014	$109	$780	$1,686	$645	$27	$109	$93	$3,449

	For the Three Months Ended June 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of March 31, 2013	$76	$1,192	$1,278	$851	$27	$48	$29	$3,501
For the three months ended June 30, 2013
Charge-offs	—	(237)	—	(33)	—	(5)	—	(275)
Recoveries	—	2	—	4	(4)	6	—	8
Provision for loan losses	165	(151)	—	9	(1)	(6)	(16)	—
Total ending ALLL balances as of June 30, 2013	$241	$806	$1,278	$831	$22	$43	$13	$3,234

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	For the Six Months Ended June 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the six months ended June 30, 2014
Charge-offs	—	—	—	(31)	(16)	(11)	—	(58)
Recoveries	—	—	—	9	1	4	—	14
Provision for loan losses	(75)	(28)	(197)	174	23	10	93	—
Total ending ALLL balances as of June 30, 2014	$109	$780	$1,686	$645	$27	$109	$93	$3,449

	For the Six Months Ended June 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the Six Months Ended June 30, 2013
Charge-offs	—	(237)	—	(33)	(2)	(10)	—	(282)
Recoveries	—	2	—	8	1	6	—	17
Provision for loan losses	151	160	32	(81)	(7)	(7)	(248)	—
Total ending ALLL balances as of June 30, 2013	$241	$806	$1,278	$831	$22	$43	$13	$3,234

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	June 30, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$63	$576	$213	$—	$—	$—	$852
Collectively evaluated for impairment	109	717	1,110	432	27	109	93	2,597
Total ending ALLL balance	$109	$780	$1,686	$645	$27	$109	$93	$3,449

Loans:
Loans individually evaluated for impairment	$—	$9,029	$16,481	$3,310	$8	$—	$—	$28,828
Loans collectively evaluated for impairment	7,154	42,797	74,810	23,380	1,251	6,680	—	156,072
Total ending loans balance	$7,154	$51,826	$91,291	$26,690	$1,259	$6,680	$—	$184,900

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for impairment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The Bank experienced $37 thousand and $267 thousand in net loan charge-offs for the three months ended June 30, 2014 and 2013, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.08% and 0.60% during the three month periods ended June 30, 2014 and 2013, respectively. The Bank experienced $44 thousand and $265 thousand in net loan charge-offs for the six months ended June 30, 2014 and 2013, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.05% and 0.30% during the six month periods ended June 30, 2014 and 2013, respectively, and 0.19% for the year ended December 31, 2013.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of June 30, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Commercial	$7,154	$12,344
Commercial real estate:
Construction	537	4,758
Owner occupied	24,010	22,186
Other	27,279	32,145
Faith-based non-profit:
Construction	6,598	—
Owner Occupied	82,809	78,761
Other	1,884	6,702
Residential real estate:
First mortgage	20,557	22,350
Multifamily	3,105	3,271
Home equity	2,671	3,051
Construction	357	241
Consumer	1,259	1,340
Other loans	6,680	2,326
Loans, net of deferred fees	184,900	189,475
ALLL	(3,449)	(3,493)
Loans, net of ALLL	$181,451	$185,982

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of June 30, 2014, the percentage of loans in this niche, which included construction, real estate secured, and lines of credit, comprised approximately 49.37% of the total loan portfolio and the reserve for these loans was 48.88% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the recent economic downturn.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following tables present loans not past due and the aging of past due loans as of June 30, 2014 and December 31, 2013:

			90 Days
June 30, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$83	$—	$—	$83	$7,071	$7,154
Commercial real estate:
Construction	—	—	—	—	537	537
Owner occupied	—	936	3,596	4,532	19,478	24,010
Other	327	—	1,827	2,154	25,125	27,279
Faith-based non-profit:
Construction	—	—	—	—	6,598	6,598
Owner Occupied	2,932	3,365	250	6,547	76,262	82,809
Other	—	—	—	—	1,884	1,884
Residential real estate:
First mortgage	80	255	4,500	4,835	15,722	20,557
Multifamily	—	—	—	—	3,105	3,105
Home equity	—	15	184	199	2,472	2,671
Construction	—	—	—	—	357	357
Consumer	6	—	8	14	1,245	1,259
Other loans	—	—	—	—	6,680	6,680
Total	$3,428	$4,571	$10,365	$18,364	$166,536	$184,900

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due		Current	Total

Commercial	$—	$4	$—	$4	#	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—		4,758	4,758
Owner occupied	77	—	2,675	2,752	#	19,434	22,186
Other	—	—	642	642	#	31,503	32,145
Faith-based non-profit:
Construction	—	—	—	—		—	—
Owner Occupied	2,859	29	333	3,221	#	75,540	78,761
Other	1	—	—	1	#	6,701	6,702
Residential real estate:
First mortgage	747	275	2,602	3,624	#	18,726	22,350
Multifamily	—	—	—	—		3,271	3,271
Home equity	241	—	118	359	#	2,692	3,051
Construction	—	—	—	—		241	241
Consumer	6	3	9	18	#	1,322	1,340
Other loans	—	—	—	—		2,326	2,326
Total	$3,931	$311	$6,379	$10,621		$178,854	$189,475

At June 30, 2014 and December 31, 2013, the total recorded investment in impaired loans amounted to $28.9 million and $30.7 million, respectively. Of these impaired loans, $6.4 million and $6.7 million were on non-accrual at June 30, 2014 and December 31, 2013, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The recorded investment and related information for impaired loans is summarized as follows for June 30, 2014, June 30, 2013 and December 31, 2013:

	June 30, 2014
				For the Six Months Ended		For the Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	78	78	—	3	291	—	219
Owner occupied	3,133	3,135	—	41	3,159	8	3,147
Other	3,367	3,379	—	61	2,655	55	2,124
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	9,202	9,226	—	285	10,116	157	8,872
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,583	2,574	—	47	2,795	28	2,659
Multifamily	—	—	—	—	—	—	—
Home equity	23	23	—	—	66	—	53
Construction	—	—	—	—	—	—	—
Consumer	8	8	—	—	9	—	8
Impaired loans with no allowance recorded	$18,394	$18,423	$—	$437	$19,091	$248	$17,082

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	279	279	29	12	70	12	140
Owner occupied	—	—	—	—	—	—	—
Other	2,172	2,179	34	48	2,883	—	3,427
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	7,278	7,296	576	177	6,744	75	7,693
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	567	548	182	5	554	3	536
Multifamily	—	—	—	—	—	—	—
Home equity	166	166	31	4	113	2	122
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$10,462	$10,468	$852	$246	$10,364	$92	$11,918
Impaired loans	$28,856	$28,891	$852	$683	$29,455	$340	$29,000

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	June 30, 2013
				For the Six Months Ended		For the Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$221	$—	$147
Commercial real estate:
Construction	361	365	—	12	278	5	276
Owner occupied	795	559	—	17	525	9	468
Other	4,856	4,873	—	113	4,385	54	4,028
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	15,036	15,061	—	299	10,391	157	10,589
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,770	2,739	—	10	1,441	3	1,625
Multifamily	—	—	—	—	—	—	—
Home equity	9	9	—	—	60	—	28
Construction	—	—	—	—	—	—	—
Consumer	13	13	—	—	5	—	8
Impaired loans with no allowance recorded	$23,840	$23,619	$—	$451	$17,306	$228	$17,169

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	59	—	59
Other	—	—	—	—	501	—	501
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	882	885	115	34	324	27	435
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,408	1,412	294	—	836	—	1,013
Multifamily	—	—	—	—	—	—	—
Home equity	91	92	27	—	12	—	23
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$2,381	$2,389	$436	$34	$1,732	$27	$2,031
Impaired loans	$26,221	$26,008	$436	$485	$19,038	$255	$19,200

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

	December 31, 2013
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$74
Commercial real estate:
Construction	363	364	—	28	321
Owner occupied	3,181	3,183	—	142	1,194
Other	5,486	5,503	—	256	4,858
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,151	14,203	—	681	12,880
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213	2,143
Multifamily	—	—	—	—	—
Home equity	77	77	—	3	50
Construction	—	—	—	—	—
Consumer	11	11	—	—	9
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323	$21,529

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	59
Other	—	—	—	—	251
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	3,510	3,500	931	242	631
Other	—	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29	1,017
Multifamily	—	—	—	—	—
Home equity	131	131	37	6	42
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277	$2,000
Impaired loans	$30,647	$30,714	$1,006	$1,600	$23,529

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The recorded investment in TDRs, which are included in total impaired loans, was $25.2 million, $20.9 million and $26.4 million at June 30, 2014, June 30, 2013 and December 31, 2013, respectively.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $20.4 thousand and $12.5 thousand for June 30, 2014 and December 31, 2013, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013, respectively:

			90 Days
			or More
			Past Due
June 30, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2,652	3	978	2
Other	524	3	1,303	4
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	22	1	228	1
Other	—	—	—	—
Residential real estate:
First mortgage	2,979	37	2,233	10
Multifamily	—	—	—	—
Home equity	189	7	—	—
Construction	—	—	—	—
Consumer	8	1	—	—
Other loans	—	—	—	—
Total	$6,374	52	$4,742	17

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

			90 Days
			or More
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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following is a breakdown of loans by risk categories at June 30, 2014 and December 31, 2013:

June 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,122	$3,188	$2,844	$—	$7,154
Commercial real estate:
Construction	180	—	357	—	537
Owner occupied	18,681	481	4,848	—	24,010
Other	23,367	2,989	923	—	27,279
Faith-based non-profit:
Construction	6,598	—	—	—	6,598
Owner Occupied	71,700	4,117	6,992	—	82,809
Other	1,884	—	—	—	1,884
Residential real estate:
First mortgage	16,720	415	3,417	5	20,557
Multifamily	3,013	32	60	—	3,105
Home equity	2,376	—	295	—	2,671
Construction	357	—	—	—	357
Consumer	1,230	16	13	—	1,259
Other loans	6,680	—	—	—	6,680
Total	$153,908	$11,238	$19,749	$5	$184,900

December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$12,342	$—	$2	$—	$12,344
Commercial real estate:
Construction	4,396	—	362	—	4,758
Owner occupied	17,586	625	3,975	—	22,186
Other	27,584	2,703	1,858	—	32,145
Faith-based non-profit:
Construction	—	—	—	—	—
Owner Occupied	66,626	7,474	4,661	—	78,761
Other	6,701	1	—	—	6,702
Residential real estate:
First mortgage	17,890	427	4,033	—	22,350
Multifamily	3,171	38	62	—	3,271
Home equity	2,668	—	383	—	3,051
Construction	241	—	—	—	241
Consumer	1,323	—	17	—	1,340
Other loans	2,326	—	—	—	2,326
Total	$162,854	$11,268	$15,353	$—	$189,475

Loans Modified as a TDR - Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. Since the economic crisis began in 2008, management has elected to offer concessions to borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue to satisfy their loan repayment obligations to the Company.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

The following tables present TDRs as of June 30, 2014 and December 31, 2013.

	Troubled Debt Restructurings
	June 30, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$357	—	$—	2	$357
Owner occupied	3	481	1	2,576	4	3,057
Other	5	5,015	—	—	5	5,015
Faith-based non-profit:
Owner occpied	20	16,459	1	22	21	16,481
Residential real estate:
First mortgage	1	29	2	178	3	207
	31	$22,341	4	$2,776	35	$25,117

	Troubled Debt Restructurings
	December 31, 2013
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$362	—	$—	2	$362
Owner occupied	4	506	1	2,598	5	3,104
Other	5	4,953	—	—	5	4,953
Faith-based non-profit:
Owner occpied	21	17,632	1	29	22	17,661
Residential real estate:
First mortgage	1	29	3	244	4	273
	33	$23,482	5	$2,871	38	$26,353

No loans were restructured during the three or six months ended June 30, 2014. Loans totaling $3.1 million were restructured during the 12 months ended June 30, 2014. One loan totaling $2.6 million was classified as non-accrual due to delinquency. With the exception of the aforementioned loan, loans restructured during that period were paying as restructured as of June 30, 2014. No loans were restructured during the three or six months ended June 30, 2013. Loans totaling $3.2 million were restructured during the 12 months ended June 30, 2013. All loans restructured during that period were paying as restructured as of June 30, 2013. The Company considers a restructured loan to be “paying” unless it is more than 90 days past due, foreclosed upon or charged-off.

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or six months ended June 30, 2014 and 2013.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

7.	OTHER REAL ESTATE OWNED (“OREO”)

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At June 30, 2014 and December 31, 2013, OREO totaled $2.7 million and $3.0 million, respectively.

8.	BORROWINGS

Borrowings as of June 30, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.1 million with an interest rate of 1.60%. Borrowings as of December 31, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at June 30, 2014 and December 31, 2013. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended June 30, 2014. The Company had unused borrowing capacity with the FHLB of $5.3 million as of June 30, 2014 and $5.3 million as of December 31, 2013, respectively. In addition, the Company has the ability to borrow from the Federal Reserve Bank to the extent of investment securities pledged to the Federal Reserve Bank.

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

Financial instruments whose contract amounts represent credit risk as of June 30, 2014 and December 31, 2013, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at June 30, 2014 are summarized in the following table:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$133	$4,582	$4,715
One to three years	297	9,951	10,248
Three to five years	—	5,141	5,141
More than five years	93	1,968	2,061
Total	$523	$21,642	$22,165

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

Assets measured at fair value on a recurring basis as of June 30, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$12,291	$—	$12,291	$—
Government sponsored MBS
Residential	56,201	—	56,201	—
Municipal securities
North Carolina	1,003	—	1,003	—
Mortgage servicing rights	24	—	—	24
Total	$69,519	$—	$69,495	$24

Assets measured at fair value on a recurring basis as of December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$6,766	$—	$6,766	$—
Government sponsored MBS
Residential	57,698	—	57,698	—
Municipal securities
North Carolina	1,455	—	1,455	—
Mortgage Servicing Rights	$25	—	—	25
Total	$65,944	$—	$65,919	$25

The table below displays changes in all recurring Level 3 Assets from December 31, 2013 to June 30, 2014 and December 31, 2012 to December 31, 2013.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	1
Ending Balance (June 30, 2014)	$24

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2012)	$36
Amortization	11
Ending Balance (December 31, 2013)	$25

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,691	$—	$—	$2,691
Impaired loans:
Commercial real estate	8,987	—	—	8,987
Faith-based non-profit	15,946	—	—	15,946
Residential real estate	3,098	—	—	3,098
Consumer	8	—	—	8
Total	$30,730	$—	$—	$30,730

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements continued

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,032	$—	$—	$3,032
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	9,050	—	—	9,050
Faith-based non-profit	16,772	—	—	16,772
Residential real estate	3,875	—	—	3,875
Consumer	11	—	—	11
Total	$33,330	$—	$—	$33,330

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	June 30, 2014	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,691	discounted appraisals	collateral discounts	6-20%
Impaired loans	28,039	discounted appraisals	collateral discounts	6-20%
Total	$30,730

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2013	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,032	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	29,708	discounted appraisals	collateral discounts	6-20%
Total	$33,330

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

As of June 30, 2014 and December 31, 2013, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	June 30, 2014
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$28,962	$28,962	$28,962	$—	$—
Investment securities available for sale	69,495	69,495	—	69,495	—
Loans, net of allowances for loan losses	181,451	184,606			184,606
Accrued interest receivable	821	821	821	—

Liabilities:
Non-maturity deposits	$120,186	$120,186	120,186	—	—
Maturity deposits	136,080	135,796	—	135,796	—
Other borrowings	805	764	—	—	764
Accrued interest payable	100	100	100	—	—

	December 31, 2013
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$28,583	$28,583	$28,583	$—	$—
Investment securities available for sale	65,919	65,919	—	65,919	—
Loans, net of allowances for loan losses	185,982	189,387			189,387
Accrued interest receivable	912	912	912	—

Liabilities:
Non-maturity deposits	$116,115	$116,115	116,115	—	—
Maturity deposits	143,812	143,314	—	143,314	—
Other borrowings	847	791	—	—	791
Accrued interest payable	75	75	75	—	—

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

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended June 30, 2014.

•	Net income before preferred stock dividends and accretion was $507 thousand for the three months ended June 30, 2014 compared to a net loss before preferred stock dividends and accretion of $7 thousand for the three months ended June 30, 2013. Net income available to common stockholders was $448 thousand or $0.22 per share for the quarter ended June 30, 2014 compared to a net loss of $66 thousand or $0.03 per share for the quarter ended June 30, 2013.
•	Net interest income totaled $2.6 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively. The net interest margin on a tax equivalent (“TE”) basis for the three months ended June 30, 2014 was 3.73% compared to 3.93% for the three months ended June 30, 2013, a decrease of 20 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding increased slightly to 1.87% as of June 30, 2014 compared to 1.84% as of December 31, 2013. Loans outstanding decreased $4.6 million from $189.5 million at December 31, 2013 to $184.9 million at June 30, 2014. Net charge-offs were $37 thousand and $267 thousand during the three months ended June 30, 2014 and 2013, respectively. There was no provision for loan losses for quarters ended June 30, 2014 or 2013.
•	Noninterest income increased by $510 thousand during the second quarter of 2014 compared to the same period in 2013, due to the realization of a $515 thousand gain on the sales of repossessed assets.
•	Noninterest expense decreased $203 thousand in the second quarter of 2014 compared to the same period in 2013 primarily driven by decreases in net OREO expenses, salaries and benefits, directors fees, information technology and professional fees.
•	Preferred stock dividends and accretion in the quarters ended June 30, 2014 and 2013 were $59 thousand. The dividend yield for the three months ended June 30, 2014 and 2013 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the six months ended June 30, 2014.

•	Net income before preferred stock dividends and accretion was $784 thousand and $3 thousand for the six months ended June 30, 2014 and 2013, respectively. Net income available to common stockholders was $667 thousand or $0.33 per share for the six months ended June 30, 2014 compared to a net loss of $115 thousand or $0.06 per share for the six months ended June 30, 2013.
•	Net interest income totaled $5.3 million and $5.0 million for the six months ended June 30, 2014 and 2013, respectively. The net interest margin on a TE basis for the six months ended June 30, 2014 was 3.74% compared to 3.77% for the six months ended June 30, 2013, a decrease of three basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding increased slightly to 1.87% as of June 30, 2014 compared to 1.84% as of December 31, 2013. Loans outstanding decreased $4.6 million from $189.5 million at December 31, 2013 to $184.9 million at June 30, 2014. Net charge-offs were $44 thousand and $265 thousand during the six months ended June 30, 2014 and 2013, respectively. There was no provision for loan losses for the six-month periods ended June 30, 2014 or 2013.
•	Noninterest income increased by $549 thousand during the six months ended June 30, 2014 compared to the same period in 2013, mainly due to the realization of $515 thousand gains on the sales of repossessed assets.
•	Noninterest expense decreased $363 thousand in the during the six months ended June 30, 2014 compared to the same period in 2013 primarily driven by reductions in salaries and benefits, net OREO expenses, directors fees, information technology and professional fees.
•	Preferred stock dividends and accretion during the six months ended June 30, 2014 and 2013 were $117 thousand and $118 thousand, respectively. The dividend yield for the six months ended June 30, 2014 and 2013 was 2.00%.

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

Assets. Total assets decreased from $301.5 million at December 31, 2013 to $298.7 million at June 30, 2014. Cash and cash equivalents increased slightly from $28.6 million at December 31, 2013 to $29.0 million at June 30, 2014. Investment securities increased by $3.6 million primarily due to net purchases of investments. Gross loans decreased $4.6 million primarily due to a $2.9 million reduction of a loan participation. OREO decreased slightly from $3.0 million at December 31, 2013 to $2.7 million at June 30, 2014. Other assets decreased $1.0 million during the six-month period primarily due to the liquidation of repossessed collateral totaling $590 thousand along with reduction in other miscellaneous asset accounts.

Liabilities. Total liabilities decreased from $265.4 million at December 31, 2013 to $261.5 million at June 30, 2014. The change was primarily driven by a $7.8 million decrease in the Bank’s time deposits greater than $100,000 (primarily Certificate of Deposit Account Registry Service (“CDARS”) deposits), which are subject to significant volatility due to seasonality, partially offset by growth in core deposits, such as interest-checking, savings and noninterest-bearing deposits. Noninterest-bearing deposits increased $2.6 million from December 31, 2013 to June 30, 2014; approximately $1.8 million of the increase was attributable to a commercial checking product. We believe a significant portion of that increase to be temporary. Other borrowings decreased by $42 thousand due to principal payments on long-term leases and other long-term debt.

Stockholders’ Equity. Total consolidated stockholders’ equity increased from $36.1 million at December 31, 2013 to $37.1 million at June 30, 2014. For the six months ended June 30, 2014, the net increase in retained earnings was comprised of $784 thousand of net income, offset by dividends and accretion on preferred stock of $117 thousand. The Company did not pay a common stock dividend during the first six months of 2014. Accumulated other comprehensive loss represents the unrealized loss on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.1 million at June 30, 2014 compared to a net unrealized loss position of $1.4 million at December 31, 2013.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared with three months ended June 30, 2013

General. Net income before preferred stock dividends was $507 thousand for the three months ended June 30, 2014 compared to a net loss before preferred stock dividends of $7 thousand for the three months ended June 30, 2013. Preferred stock dividends and accretion in the quarters ended June 30, 2014 and 2013 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended June 30, 2014 and 2013 was 2.00%. Net income available to common stockholders for the three months ended June 30, 2014 was $448 thousand or $0.22 per share compared to a net loss available to common stockholders for the three months ended June 30, 2013 of $66 thousand or $0.03 per share.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income increased $85 thousand, or 3.38%, from $2.5 million for the three months ended June 30, 2013 to $2.6 million for the three months ended June 30, 2014. Average earning assets for the three months ended June 30, 2014 were $279.1 million, up 8.88% compared to $256.4 million for the three months ended June 30, 2013. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.73% and 3.93% for the three months ended June 30, 2014 and 2013, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 19 bps to 3.65% for the three months ended June 30, 2014 from 3.84% for the three months ended June 30, 2013. The yield on average interest-earning assets was 3.97% and 4.21% for the three months ended June 30, 2014 and 2013, a decrease of 24 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.32% and 0.37%, respectively, a decrease of five bps due to the ongoing low interest rate environment.

Interest income increased 2.71% for the three months ended June 30, 2014 to $2.8 million from $2.7 million for the three months ended June 30, 2013. The average balances of loans, which had overall yields of 5.26% and 5.55% for the three months ended June 30, 2014 and 2013, respectively, increased from $178.9 million for the three months ended June 30, 2013 to $185.8 million for the three months ended June 30, 2014. The average balance of investment securities increased $9.1 million from $58.2 million for the three months ended June 30, 2013 to $67.3 million for the three months ended June 30, 2014. The TE yield on investment securities increased from 1.40% for the three months ended June 30, 2013 to 1.84% for the three months ended June 30, 2014. The average balances of federal funds and other short-term investments increased from $19.3 million for the three months ended June 30, 2013 to $26.0 million for the three months ended June 30, 2014. The average yield in this category was 0.25% and 0.23% during the second quarter of 2014 and 2013, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased 6.82% for the three months ended June 30, 2014 to $164 thousand from $176 thousand for the three months ended June 30, 2013. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $187.9 million for the three months ended June 30, 2013 to $207.0 million for the three months ended June 30, 2014. The average rate paid on interest-bearing deposits decreased 5 bps from 0.37% for the three months ended June 30, 2013 to 0.32% for the three months ended June 30, 2014.

The average rate on borrowings decreased from 0.89% for the three months ended June 30, 2013 to 0.49% for the three months ended June 30, 2014. The average borrowings outstanding decreased from $899 thousand during the three months ended June 30, 2013 to $818 thousand during the three months ended June 30, 2014. The interest expense on borrowed funds decreased from $2 thousand to $1 thousand from the second quarter of 2013 to the same period in 2014.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2014 and 2013
(Dollars in thousands)	2014			2013
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$185,829	$2,443	5.26%	$178,918	$2,481	5.55%
Taxable securities	66,524	296	1.78	57,281	189	1.32
Nontaxable securities(2)	739	8	6.98	890	9	6.58
Federal funds sold and other interest on short-term investments	26,049	16	0.25	19,281	11	0.23
Total interest earning assets	279,141	2,763	3.97%	256,370	2,690	4.21%
Cash and due from banks	2,788			2,964
Other assets	20,352			20,699
Allowance for loan losses	(3,476)			(3,415)
Total assets	$298,805			$276,618

Liabilities and Equity
Savings deposits	$51,689	$16	0.12%	$49,647	$20	0.16%
Interest-bearing demand deposits	20,655	4	0.08	21,817	4	0.07
Time deposits	134,638	143	0.42	116,484	150	0.52
Total interest-bearing deposits	206,982	163	0.32	187,948	174	0.37
Borrowed funds	818	1	0.49	899	2	0.89
Total interest-bearing liabilities	207,800	164	0.32%	188,847	176	0.37%
Non-interest-bearing deposits	49,825			45,935
Other liabilities	4,495			5,810
Total liabilities	262,120			240,592
Stockholders' equity	36,685			36,026
Total liabilities and stockholders' equity	$298,805			$276,618

Net interest income		$2,599			$2,514

Non-taxable securities		8			9
Tax equivalent adjustment (3)		5			6

Tax equivalent net interest income		$2,604			$2,520
Net interest spread (4)			3.65%			3.84%
Net interest margin (5)		3.73%			3.93%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.96% for 2014 and 38.55% for 2013.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. There was no provision for loan losses for the three months ended June 30, 2014 or 2013, due to a decrease in loans outstanding and a decrease in historical loss ratios used to calculate the ALLL on performing loans in 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Income. Noninterest income increased 125.00%, or $510 thousand, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was due to the gains on sales of repossessed collateral totaling $515 thousand during the three months ended June 30, 2014 compared to none during the comparable period of 2013. While the Bank has historically experienced gains and or losses on the disposal of repossessed collateral, the amounts have generally been immaterial. However, during the three months ended June 30, 2014, the sale of one piece of collateral resulted in a gain of $514 thousand. We do not anticipate similar large gains in the future. Service charge income increased by $13 thousand primarily due to increased fees earned from overdraft, non-sufficient-fee (“NSF”) income and interchange income from the usage of debit cards, which are customer activity based. Rental income decreased by $16 thousand for the three months ended June 30, 2014 when compared to the same period in 2013. The decrease in rental income was driven by lower occupancy and occupancy rates during the second quarter of 2014 as compared to the same period in 2013.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 6.92% to $2.7 million for the three months ended June 30, 2014 from $2.9 million for the three months ended June 30, 2013.

Salaries and employee benefits expenses for the three months ended June 30, 2014 and 2013 were $1.4 million.

Occupancy expense increased by $4 thousand during the three months ended June 30, 2014 from the same period in 2013. The increase was primarily due to repairs and maintenance during the more recent period.

Information technology costs decreased by 9.18% or $19 thousand to $188 thousand in 2014. The decrease was mainly due to decreased core processing charges.

Directors and advisory board fees decreased by $24 thousand or 32.43% from $74 thousand in the second quarter of 2013 to $50 thousand in the corresponding 2014 period as a result of fewer committee and board meetings during the more recent period as well as a restructuring of compensation arrangements.

Professional fees decreased by $16 thousand or 8.29% from 2013 to 2014 primarily as a result of lower audit and consulting expenses.

Net OREO expenses decreased $146 thousand from $173 thousand in the second quarter of 2013 to $27 thousand in the corresponding 2014 period. Principally, write-downs during the 2014 period decreased by $72 thousand to $94 thousand compared to $166 thousand during the corresponding 2013 period, and gains on the sales of OREO totaled $155 thousand during the second quarter of 2014 compared to a net loss of $10 thousand during the comparable quarter in 2013, partially offset with increases in other OREO expenses such as legal fees, insurance and property taxes.

FDIC deposit insurance expense increased from $126 thousand for the three months ended June 30, 2013 to $143 thousand for the three months ended June 30, 2014. The increase represents larger average deposit balances during 2014 compared to 2013.

During the second quarter of 2014, the Company realized a $28 thousand gain at foreclosure compared to $5 thousand during the comparable quarter of 2013.

Other expenses increased $60 thousand for the three months ended June 30, 2014 from the three months ended June 30, 2013. The increase in other expenses was primarily driven by a $16 thousand increase in off-balance sheet provisions for unfunded letters of credit and lines of credit and a $21 thousand increase in check fraud losses.

Provision for Income Taxes. The Company recorded an income tax expense of $281 thousand and an income tax benefit of $3 thousand for the three months ended June 30, 2014 and 2013, respectively. The overall effective rate increased from a tax benefit of 26.67% in 2013 to a tax expense of 35.60% in 2014. The increase in the effective tax rate during 2014 was largely driven by permanent differences in non-taxable income in proportion to taxable income during the period.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

General. Net income before preferred stock dividends was $784 thousand and $3 thousand for the six months ended June 30, 2014 and 2014, respectively. Preferred stock dividends and accretion during the six months ended June 30, 2014 and 2013 were $117 thousand and $118 thousand, respectively. Dividend yield on the Company’s preferred stock for the six months ended June 30, 2014 and 2013 was 2.00%. Net income available to common stockholders for the six months ended June 30, 2014 was $667 thousand or $0.33 per share compared to a net loss available to common stockholders for the six months ended June 30, 2013 of $115 thousand or $0.06 per share.

Index M&F BANCORP, INC. AND SUBSIDIARY

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income increased $286 thousand, or 5.75%, from $5.0 million for the six months ended June 30, 2013 to $5.3 million for the six months ended June 30, 2014. Average earning assets for the six months ended June 30, 2014 were $281.7 million, up 6.43% compared to $264.7 million for the six months ended June 30, 2013. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.74% and 3.77% for the six months ended June 30, 2014 and 2013, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread held flat at 3.66% for the six months ended June 30, 2014 and 2013. The yield on average interest-earning assets was 3.98% and 4.04% for the six months ended June 30, 2014 and 2013, a decrease of six bps, while the interest rate on average interest-bearing liabilities for those periods was 0.32% and 0.38%, respectively, a decrease of 6 bps due to the ongoing low interest rate environment.

Interest income increased 4.85% for the six months ended June 30, 2014 to $5.6 million from $5.3 million for the six months ended June 30, 2013. The average balances of loans, which had overall yields of 5.27% and 5.57% for the six months ended June 30, 2014 and 2013, respectively, increased from $176.6 million for the six months ended June 30, 2013 to $187.2 million for the six months ended June 30, 2014. The average balance of investment securities increased $6.5 million from $59.7 million for the six months ended June 30, 2013 to $66.2 million for the six months ended June 30, 2014. The TE yield on investment securities increased from 1.33% for the six months ended June 30, 2013 to 1.94% for the six months ended June 30, 2014. Reduced principal payments on MBS contributed to the improvement in yield on investment securities. The average balances of federal funds and other short-term investments remained at $28.3 million for the six months ended June 30, 2014 and 2013. The average yield in this category was 0.24% and 0.25% during the six months ended June 30, 2014 and 2013, respectively.

Interest expense decreased 7.38% for the six months ended June 30, 2014 to $339 thousand from $366 thousand for the six months ended June 30, 2013. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $192.9 million for the six months ended June 30, 2013 to $209.3 million for the six months ended June 30, 2014. The average rate paid on interest-bearing deposits decreased six bps from 0.38% for the six months ended June 30, 2013 to 0.32% for the six months ended June 30, 2014.

The average rate on borrowings increased from 0.31% for the six months ended June 30, 2013 to 0.48% for the six months ended June 30, 2014. The average borrowings outstanding decreased $1.1 million from $1.9 million during six months ended June 30, 2013 to $828 thousand during the six months ended June 30, 2014. The interest expense on borrowed funds decreased $1 thousand to $2 thousand during the six months ended June 30, 2014 compared to $3 thousand during the same period in 2013.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2014 and 2013
(Dollars in thousands)	2014			2013
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$187,215	$4,937	5.27%	$176,631	$4,921	5.57%
Taxable securities	65,379	614	1.88	58,820	368	1.25
Nontaxable securities(2)	813	17	6.74	891	18	6.58
Federal funds sold and other interest on short-term investments	28,274	34	0.24	28,321	36	0.25
Total interest earning assets	281,681	5,602	3.98%	264,663	5,343	4.04%
Cash and due from banks	2,833			2,832
Other assets	20,675			20,777
Allowance for loan losses	(3,483)			(3,469)
Total assets	$301,706			$284,803

Liabilities and Equity
Savings deposits	$51,799	$32	0.12%	$50,918	$42	0.16%
Interest-bearing demand deposits	21,228	8	0.08	23,140	9	0.08
Time deposits	136,245	297	0.44	118,882	312	0.52
Total interest-bearing deposits	209,272	337	0.32	192,940	363	0.38
Borrowed funds	828	2	0.48	1,910	3	0.31
Total interest-bearing liabilities	210,100	339	0.32%	194,850	366	0.38%
Non-interest-bearing deposits	50,561			47,988
Other liabilities	4,532			5,890
Total liabilities	265,193			248,728
Stockholders' equity	36,513			36,075
Total liabilities and stockholders' equity	$301,706			$284,803

Net interest income		$5,263			$4,977

Non-taxable securities		17			18
Tax equivalent adjustment (3)		10			11

Tax equivalent net interest income		$5,273			$4,988	`
Net interest spread (4)			3.66%			3.66%
Net interest margin (5)		3.74%			3.77%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.96% for 2014 and 38.55% for 2013.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. There was no provision for loan losses for the six months ended June 30, 2014 or 2013, due to a decrease in loans outstanding and a decrease in historical loss ratios used to calculate the ALLL on performing loans in 2014.

Noninterest Income. Noninterest income increased 66.95%, or $549 thousand, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was due to the gains on sales of repossessed collateral totaling $515 thousand during the six months ended June 30, 2014 compared to none during the comparable period of 2013. While the Bank has historically experienced gains and or losses on the disposal of repossessed collateral, the amounts have generally been immaterial. However, during the six months ended June 30, 2014, the sale of one piece of collateral resulted in a gain of $514 thousand. We do not anticipate such large gains in the future. Service charge income increased by $29 thousand primarily due to increased fees earned from overdraft, non-sufficient-fee (“NSF”) income and interchange income from the usage of debit cards, which are customer activity based. Rental income decreased by $46 thousand for the six months ended June 30, 2014 when compared to the same period in 2013. The decrease in rental income was driven by lower occupancy and occupancy rates during the six months ended June 30, 2014 as compared to the same period in 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 6.27% to $5.4 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013.

Salaries and employee benefits expenses decreased $206 thousand to $2.7 million during the six months ended June 30, 2014 compared to the comparable period in 2013. The decrease was a result of cost containment measures.

Occupancy expense decreased by $3 thousand during the six months ended June 30, 2014 from the same period in 2013. The decrease was primarily due to lower depreciation, insurance expense, and repairs and maintenance during the more recent period.

Information technology costs decreased by 6.41% or $27 thousand to $394 thousand in 2014. The decrease was mainly due to decreased core processing charges.

Directors and advisory board fees decreased by $53 thousand or 33.76% from $157 thousand during the first six months of 2013 to $104 thousand in the corresponding 2014 period as a result of fewer committee and board meetings during the more recent period as well as a restructuring of compensation arrangements.

Professional fees decreased by $67 thousand or 14.99% from 2013 to 2014 primarily as a result of lower audit and legal expenses.

Net OREO expenses decreased $105 thousand from $190 thousand during the first six months of 2013 to $85 thousand in the corresponding 2014 period. Principally, write-downs during the 2014 period decreased by $52 thousand to $114 thousand compared to $166 thousand during the 2013 period, and gains on the sales of OREO totaled $155 thousand during the second quarter of 2014 compared to a net loss of $31 thousand during the comparable quarter in 2013, partially offset with increases in other OREO expenses such as legal fees, insurance and property taxes.

FDIC deposit insurance expense increased from $228 thousand for the six months ended June 30, 2013 to $292 thousand for the six months ended June 30, 2014. The increase represents larger average deposit balances during 2014 compared to 2013.

During the six months ended June 30, 2014, the Company realized $41 thousand in gains at foreclosure compared to $5 thousand during the comparable period of 2013.

Other expenses increased $81 thousand for the six months ended June 30, 2014 from the six months ended June 30, 2013. The increase in other expenses was primarily driven by a $48 thousand increase in off-balance sheet provisions for unfunded letters of credit and lines of credit and a $18 thousand increase in check fraud losses.

Provision for Income Taxes. The Company recorded an income tax expense of $418 thousand and $1 thousand for the six months ended June 30, 2014 and 2013, respectively. The overall effective rate increased from 26.89% in 2013 to 34.75% in 2014. The increase in the effective tax rate during 2014 was largely driven by permanent differences in non-taxable income in proportion to taxable income during the period.

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of June 30, 2014 and December 31, 2013, the allowance for loan losses was $3.5 million, which represented approximately 1.87% and 1.84% of total loans outstanding on those respective dates.

Nonperforming assets, defined as non-accruing loans plus OREO and other repossessed assets, at June 30, 2014 were 3.04% of total assets compared to 3.43% at December 31, 2013.

Of the non-accruing loans totaling $6.4 million at June 30, 2014, 99.88% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. TDRs in compliance with their modified terms totaled $17.4 million or 68.95% of total TDRs at June 30, 2014. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Past due loans increased from $10.6 million at December 31, 2013 to $18.4 million at June 30, 2014. Approximately $9.5 million of past due loans represent loans that had matured and were in the process of being renewed.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 31.07% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $5.3 million in available borrowing capacity from the FHLB of Atlanta at June 30, 2014, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $669 thousand outstanding from the FHLB as of June 30, 2014. The maximum outstanding balance from FHLB at any time during the first six months of 2014 was $681 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS brokered deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program and the largest continuing depositor has renewed annual $20 million in deposits for several years, and increased the balance by an additional $5 million during the fourth quarter of 2013. There is no guarantee, however, this trend will continue. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The June 30, 2014 and December 31, 2013 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	June 30, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,108	18.42%	$16,547	8.00%	$20,684	10.00%
Bank	36,886	17.82	16,556	8.00	20,695	10.00
Tier 1 (to risk weighted assets)
Company	$35,512	17.17%	$8,273	4.00%	$12,410	6.00%
Bank	34,288	16.57	8,278	4.00	12,417	6.00
Tier 1 (to average total assets)
Company	$35,512	11.99%	$11,852	4.00%	$14,815	5.00%
Bank	34,288	11.59	11,831	4.00	14,789	5.00

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	$21,238	10.00%
Bank	35,573	16.77	16,975	8.00	21,219	10.00
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	$12,743	6.00%
Bank	32,910	15.51	8,487	4.00	12,731	6.00
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	$14,471	5.00%
Bank	32,910	10.69	12,316	4.00	15,395	5.00

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

M&F Bancorp, Inc.

Date: August 12, 2014	By:	/s/ Kim D. Saunders
Kim D. Saunders
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC.

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of Kim D. Saunders.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

