Form 10-Q
period 2014-09-30
M&F BANCORP INC /NC/
filed 2014-11-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents
Cash and due from banks	$2,915	$3,390
Interest-bearing deposits	14,279	22,193
Federal funds sold	—	3,000
Total cash and cash equivalents	17,194	28,583
Investment securities available for sale, at fair value	70,916	65,919
Other invested assets	308	389
Loans, net of unearned income and deferred fees	185,183	189,475
Allowances for loan losses	(3,461)	(3,493)
Loans, net	181,722	185,982
Interest receivable	849	912
Bank premises and equipment, net	4,312	4,373
Cash surrender value of bank-owned life insurance	6,143	6,191
Other real estate owned	2,577	3,032
Deferred tax assets and taxes receivable, net	3,674	4,153
Other assets	1,512	1,955
TOTAL ASSETS	$289,207	$301,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$203,020	$211,870
Noninterest-bearing deposits	44,000	48,057
Total deposits	247,020	259,927
Other borrowings	786	847
Other liabilities	4,221	4,578
Total liabilities	252,027	265,352

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares issued and outstanding	11,728	11,727
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized as of September 30, 2014 and no shares authorized as of December 31, 2013, no shares issued or outstanding	—	—
Common stock, no par value 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,939	17,103
Accumulated other comprehensive loss	(1,219)	(1,425)
Total stockholders' equity	37,180	36,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,207	$301,489

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except for share and per share data)	2014	2013	2014	2013
(Unaudited)
Interest income:
Loans, including fees	$2,499	$2,672	$7,439	$7,593
Investment securities, including dividends
Taxable	300	166	915	535
Tax-exempt	4	9	19	27
Other	22	21	56	56

Total interest income	2,825	2,868	8,429	8,211
Interest expense:
Deposits	155	188	491	550
Borrowings	1	2	4	5

Total interest expense	156	190	495	555
Net interest income	2,669	2,678	7,934	7,656
Less provision for loan losses	50	10	50	10

Net interest income after provision for loan losses	2,619	2,668	7,884	7,646

Noninterest income:
Service charges	286	289	877	857
Rental income	41	71	138	214
Cash surrender value of life insurance	52	51	153	159
Gain on sale of repossessed assets	—	—	515	—
Other income	364	1	426	4
Total noninterest income	743	412	2,109	1,234

Noninterest expense:
Salaries and employee benefits	1,392	1,369	4,055	4,238
Occupancy and equipment	346	374	1,084	1,119
Directors fees	50	67	154	224
Marketing	33	54	94	142
Professional fees	185	201	564	649
Information technology	274	190	667	611
FDIC deposit insurance	141	135	434	363
Other real estate owned expense, net	116	50	201	237
Gains at foreclosure	—	(5)	(41)	(8)
Delivery expenses	41	44	131	128
Other	383	307	1,046	879
Total noninterest expense	2,961	2,786	8,389	8,582

Income before income taxes	401	294	1,604	298
Income tax expense	173	139	591	140
Net income	228	155	1,013	158

Less preferred stock dividends and accretion	(59)	(59)	(177)	(177)

Net income (loss) available to common stockholders	$169	$96	$836	$(19)

Basic and diluted earnings (loss) per share of common stock:	$0.08	$0.05	$0.41	$(0.01)
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2014	2013	2014	2013

Net income	$228	$155	$1,013	$158

Other comprehensive income (loss):
Investment Securities:
Unrealized holding gains (losses) on securities available for sale	(188)	(271)	352	(942)
Tax Effect	70	102	(135)	339
Net of tax amount	(118)	(169)	217	(603)

Defined benefit pension plans:
Net actuarial gain	(54)	(90)	(162)	(270)
Prior service cost	54	90	162	270
Tax effect	(11)	—	(11)	—
Net of tax amount	(11)	—	(11)	—

Other comprehensive income (loss), net of tax	(129)	(169)	206	(603)

Comprehensive income (loss)	$99	$(14)	$1,219	$(445)

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014 and 2013
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Accretion of Series B preferred stock issuance costs	—	—	2	(2)	—	—
Net income	—	—	—	158	—	158
Other comprehensive loss, net of tax	—	—	—	—	(603)	(603)
Dividends declared on preferred stock	—	—	—	(175)	—	(175)

Balances as of September 30, 2013	2,031,337	$8,732	$11,727	$17,211	$(2,011)	$35,659

Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137
Accretion of Series B preferred stock issuance costs	—	—	1	(1)	—	—
Net income	—	—	—	1,013	—	1,013
Other comprehensive income, net of tax	—	—	—		206	206
Dividends declared on preferred stock	—	—	—	(176)	—	(176)

Balances as of September 30, 2014	2,031,337	$8,732	$11,728	$17,939	$(1,219)	$37,180

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
(Unaudited)

Cash flows from operating activities:
Net income	$1,013	$158
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	50	10
Depreciation and amortization	260	263
Gain on disposition of repossessed asset	(515)	—
Amortization of discounts/premiums on investments, net	545	845
Loan purchase accounting amortization, net	—	43
Deferred income tax provision	201	61
Increase in cash surrender value of bank owned life insurance	(153)	(161)
Gain at foreclosure	(41)	(8)
Net gain on sale of other real estate owned	(73)	(30)
Contribution of other real estate owned	6	—
Writedown of other real estate owned	123	178
Net changes in:
Accrued interest receivable and other assets	49	77
Other liabilities	(357)	(258)

Net cash provided by operating activities	1,108	1,178

Cash flows from investing activities:
Activity in available for sale securities:
Maturities and calls	6,657	—
Principal collections	10,577	14,094
Purchases	(22,424)	(13,008)
FHLB stock redemptions	81	99
Net (increase) decrease in loans	3,952	(14,393)
Purchases of bank premises and equipment	(206)	(63)
Disposal of bank premises and equipment	7	—
Proceeds from death benefit of bank-owned life insurance policies	201	—
Proceeds from disposition of repossessed asset	1,107	—
Proceeds from sale of other real estate owned	695	69

Net cash provided by (used in) investing activities	647	(13,202)

Cash flows from financing activities:
Net decrease in deposits	(12,907)	(965)
Proceeds from other borrowings	93	93
Repayments of other borrowings	(154)	(153)
Cash dividends	(176)	(175)

Net cash used in financing activities	(13,144)	(1,200)

Net decrease in cash and cash equivalents	(11,389)	(13,224)

Cash and cash equivalents as of the beginning of the period	28,583	42,586

Cash and cash equivalents as of the end of the period	$17,194	$29,362

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$462	$584
Income Taxes	253	—
Noncash Transactions:
Loans transferred to OREO	255	134
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	217	(603)
Loans transferred to foreclosed assets	3	—
Accretion of Series B preferred stock issuance costs	1	2
Transfer of participation loans sold from other borrowings to loans	—	(2,010)
Transfer between fixed assets and noninerest-bearing deposit account	—	(39)

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of September 30, 2014 and December 31, 2013, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $70.9 million and $65.9 million as of September 30, 2014 and December 31, 2013, respectively. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank of Richmond (“Federal Reserve Bank”) and an additional $4.0 million and $18.9 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at September 30, 2014. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank and an additional $3.5 million and $15.4 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2013. Our investment portfolio consists of the following securities:

•	U.S. government agency securities ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”)

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2014 and December 31, 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
September 30, 2014
US government agencies	$11,372	$12	$(101)	$11,283
Government sponsored MBS
Residential	58,832	163	(362)	58,633
Municipals
North Carolina	1,012	10	(22)	1,000
Total	$71,216	$185	$(485)	$70,916

December 31, 2013
US government agencies	$7,000	$—	$(234)	$6,766
Government sponsored MBS
Residential	58,086	118	(506)	57,698
Municipals
North Carolina	1,485	21	(51)	1,455
Total	$66,571	$139	$(791)	$65,919

There were no gross realized gains or losses on sales or calls of securities during the three- or nine-month periods ended September 30, 2014 or 2013.

The amortized cost and estimated market values of securities as of September 30, 2014 and December 31, 2013 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)	As of September 30, 2014
(Unaudited)	Fair Value	Amortized Cost
US government agencies
Due within one year	$1,998	$2,000
Due after one year through five years	7,362	7,372
Due after five years through ten years	1,923	2,000
Total US government agencies	$11,283	$11,372

Government sponsored MBS
Residential
Due within one year	$12,843	$12,909
Due after one year through five years	26,144	26,250
Due after five years through ten years	13,078	13,104
Due after ten years	6,568	6,569
Total government sponsored MBS	$58,633	$58,832

Municipals
North Carolina
Due within one year	$164	$161
Due after one year through five years	268	261
Due after five years through ten years	568	590
Total North Carolina municipal bonds	$1,000	$1,012

(Dollars in thousands)	As of December 31, 2013
	Fair Value	Amortized Cost
US government agencies
Due within one year	$4,934	$5,000
Due after one year through five years	1,832	2,000
Total US government agencies	$6,766	$7,000

Government sponsored MBS
Residential
Due within one year	$12,090	$12,156
Due after one year through five years	25,152	25,314
Due after five years through ten years	12,450	12,560
Due after ten years	8,006	8,056
Total government sponsored MBS	$57,698	$58,086

Municipals
North Carolina
Due within one year	$472	$465
Due after one year through five years	437	423
Due after five years through ten years	546	597
Total North Carolina municipal bonds	$1,455	$1,485

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

All securities owned as of September 30, 2014 and December 31, 2013 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2013 or the first nine months of 2014.

As of September 30, 2014 and December 31, 2013, the Company held 66 and 68 investment positions, respectively, with unrealized losses of $485 thousand and $791 thousand, respectively. These investments were in U.S. government agencies, Government sponsored MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

As of September 30, 2014 and December 31, 2013, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
US government agencies	$5,849	$(24)	$1,923	$(77)	$7,772	$(101)
Government sponsored MBS
Residential	22,672	(132)	15,817	(230)	38,489	(362)
Municipals
North Carolina	—	—	568	(22)	568	(22)
Total	$28,521	$(156)	$18,308	$(329)	$46,829	$(485)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
US government agencies	$6,766	$(234)	$—	$—	$6,766	$(234)
Government sponsored MBS
Residential	46,373	(506)	20	—	46,393	(506)
Municipals
North Carolina	546	(51)	—	—	546	(51)
Total	$53,685	$(791)	$20	$—	$53,705	$(791)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% and 0.12% at September 30, 2014 and December 31, 2013, respectively, of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million and $20.0 million at September 30, 2014 and December 31, 2013, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of September 30, 2014 and December 31, 2013 was $0.3 million and $0.4 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of September 30, 2014 and December 31, 2013. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of September 30, 2014 or December 31, 2013.

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT
For The Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)
(Unaudited)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2012	$426	$(1,834)	$(1,408)
Other comprehensive loss before reclassifications	(603)	—	(603)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(603)	—	(603)
Balance as of September 30, 2013	$(177)	$(1,834)	$(2,011)

Balance as of June 30, 2013	$(8)	$(1,834)	$(1,842)
Other comprehensive loss before reclassifications	(169)	—	(169)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(169)	—	(169)
Balance as of September 30, 2013	$(177)	$(1,834)	$(2,011)

Balance as of December 31, 2013	$(405)	$(1,020)	$(1,425)
Other comprehensive income before reclassifications	217	(11)	206
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	217	(11)	206
Balance as of September 30, 2014	$(188)	$(1,031)	$(1,219)

Balance as of June 30, 2014	$(70)	$(1,020)	$(1,090)
Other comprehensive loss before reclassifications	(118)	(11)	(129)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(118)	(11)	(129)
Balance as of September 30, 2014	$(188)	$(1,031)	$(1,219)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three and nine month periods ended September 30, 2014 and 2013 and related asset balances at September 30, 2014 and December 31, 2013 is summarized as follows:

	For the Three Months Ended September 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of June 30, 2014	$109	$780	$1,686	$645	$27	$109	$93	$3,449
For the three months ended September 30, 2014
Charge-offs	—	—	—	(40)	—	(4)	—	(44)
Recoveries	—	—	—	4	—	2	—	6
Provision for loan losses	19	7	74	(7)	—	50	(93)	50
Total ending ALLL balances as of September 30, 2014	$128	$787	$1,760	$602	$27	$157	$—	$3,461

	For the Three Months Ended September 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of June 30, 2013	$241	$806	$1,278	$831	$22	$43	$13	$3,234
For the three months ended September 30, 2013
Charge-offs	—	—	—	(40)	(1)	(4)	—	(45)
Recoveries	—	25	—	4	6	3	—	38
Provision for loan losses	203	52	(170)	(57)	(8)	3	(13)	10
Total ending ALLL balances as of September 30, 2013	$444	$883	$1,108	$738	$19	$45	$—	$3,237

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	For the Nine Months Ended September 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the nine months ended September 30, 2014
Charge-offs	—	—	—	(71)	(16)	(15)	—	(102)
Recoveries	—	—	—	13	1	6	—	20
Provision for loan losses	(56)	(21)	(123)	167	23	60	—	50
Total ending ALLL balances as of September 30, 2014	$128	$787	$1,760	$602	$27	$157	$—	$3,461

	For the Nine Months Ended September 30, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the nine months ended September 30, 2013
Charge-offs	—	(237)	—	(73)	(3)	(14)	—	(327)
Recoveries	—	27	—	12	7	9	—	55
Provision for loan losses	354	212	(138)	(138)	(15)	(4)	(261)	10
Total ending ALLL balances as of September 30, 2013	$444	$883	$1,108	$738	$19	$45	$—	$3,237

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	September 30, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$148	$583	$170	$—	$—	$—	$901
Collectively evaluated for impairment	128	639	1,177	432	27	157	—	2,560
Total ending ALLL balance	$128	$787	$1,760	$602	$27	$157	$—	$3,461

Loans:
Loans individually evaluated for impairment	$—	$9,076	$16,537	$3,216	$8	$—	$—	$28,837
Loans collectively evaluated for impairment	8,456	37,578	79,393	23,001	1,243	6,675	—	156,346
Total ending loans balance	$8,456	$46,654	$95,930	$26,217	$1,251	$6,675	$—	$185,183

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for impairment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Bank experienced $38 thousand and $7 thousand in net loan charge-offs for the three months ended September 30, 2014 and 2013, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.08% and 0.02% during the three month periods ended September 30, 2014 and 2013, respectively. The Bank experienced $82 thousand and $272 thousand in net loan charge-offs for the nine months ended September 30, 2014 and 2013, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.06% and 0.20% during the nine month periods ended September 30, 2014 and 2013, respectively, and 0.19% for the year ended December 31, 2013.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of September 30, 2014 and December 31, 2013 was as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Commercial	$8,456	$12,344
Commercial real estate:
Construction	1,043	4,758
Owner occupied	25,644	22,186
Other	19,967	32,145
Faith-based non-profit:
Construction	5,991	—
Owner Occupied	84,729	78,761
Other	5,210	6,702
Residential real estate:
First mortgage	20,145	22,350
Multifamily	3,062	3,271
Home equity	2,529	3,051
Construction	481	241
Consumer	1,251	1,340
Other loans	6,675	2,326
Loans, net of deferred fees	185,183	189,475
ALLL	(3,461)	(3,493)
Loans, net of ALLL	$181,722	$185,982

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of September 30, 2014, the percentage of loans in this segment, which included construction, real estate secured, and lines of credit, comprised approximately 51.80% of the total loan portfolio and the reserve for these loans was 50.85% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions which some have been adversely affected by the recent economic downturn.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present loans not past due and the aging of past due loans as of September 30, 2014 and December 31, 2013:

			90 Days
September 30, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$8,456	$8,456
Commercial real estate:
Construction	46	—	—	46	997	1,043
Owner occupied	69	—	878	947	24,697	25,644
Other	281	—	5,206	5,487	14,480	19,967
Faith-based non-profit:
Construction	—	—	—	—	5,991	5,991
Owner Occupied	2,595	284	1,053	3,932	80,797	84,729
Other	—	—	—	—	5,210	5,210
Residential real estate:
First mortgage	13	303	4,211	4,527	15,618	20,145
Multifamily	—	—	—	—	3,062	3,062
Home equity	40	14	4	58	2,471	2,529
Construction	—	—	—	—	481	481
Consumer	—	26	9	35	1,216	1,251
Other loans	—	—	—	—	6,675	6,675
Total	$3,044	$627	$11,361	$15,032	$170,151	$185,183

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$4	$—	$4	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—	4,758	4,758
Owner occupied	77	—	2,675	2,752	19,434	22,186
Other	—	—	642	642	31,503	32,145
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner Occupied	2,859	29	333	3,221	75,540	78,761
Other	1	—	—	1	6,701	6,702
Residential real estate:
First mortgage	747	275	2,602	3,624	18,726	22,350
Multifamily	—	—	—	—	3,271	3,271
Home equity	241	—	118	359	2,692	3,051
Construction	—	—	—	—	241	241
Consumer	6	3	9	18	1,322	1,340
Other loans	—	—	—	—	2,326	2,326
Total	$3,931	$311	$6,379	$10,621	$178,854	$189,475

At September 30, 2014 and December 31, 2013, the total recorded investment in impaired loans amounted to $28.9 million and $30.7 million, respectively. Of these impaired loans, $6.5 million and $6.7 million were on non-accrual at September 30, 2014 and December 31, 2013, respectively.

The recorded investment and related information for impaired loans is summarized as follows for September 30, 2014, December 31, 2013 and September 30, 2013:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	September 30, 2014
				For the Nine Months Ended		For the Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	82	—	4	221	1	80
Owner occupied	3,355	3,367	—	118	3,190	77	3,251
Other	3,130	3,135	—	47	2,855	—	3,257
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	10,005	10,021	—	445	9,952	161	9,623
Other	157	159	—	6	26	6	79
Residential real estate:
First mortgage	2,580	2,550	—	93	2,718	46	2,562
Multifamily	—	—	—	—	—	—	—
Home equity	126	126	—	4	69	4	75
Construction	—	—	—	—	—	—	—
Consumer	8	8	—	1	9	1	8
Impaired loans with no allowance recorded	$19,438	$19,448	$—	$718	$19,040	$296	$18,935

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	280	285	39	14	141	2	282
Owner occupied	2,234	2,258	109	73	376	73	1,129
Other	—	—	—	—	2,285	—	1,090
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	6,375	6,389	583	234	6,777	57	6,843
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	500	480	141	7	541	2	514
Multifamily	—	—	—	—	—	—	—
Home equity	78	66	29	3	114	—	116
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$9,467	$9,478	$901	$331	$10,234	$134	$9,974
Impaired loans	$28,905	$28,926	$901	$1,049	$29,274	$430	$28,909

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	December 31, 2013
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$74
Commercial real estate:
Construction	363	364	—	28	321
Owner occupied	3,181	3,183	—	142	1,194
Other	5,486	5,503	—	256	4,858
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,151	14,203	—	681	12,880
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213	2,143
Multifamily	—	—	—	—	—
Home equity	77	77	—	3	50
Construction	—	—	—	—	—
Consumer	11	11	—	—	9
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323	$21,529

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	59
Other	—	—	—	—	251
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	3,510	3,500	931	242	631
Other	—	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29	1,017
Multifamily	—	—	—	—	—
Home equity	131	131	37	6	42
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277	$2,000
Impaired loans	$30,647	$30,714	$1,006	$1,600	$23,529

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	September 30, 2013
				For the Nine Months Ended		For the Three Months Ended
	Unpaid			Interest	Average	Interest	Average
	Principal	Recorded	ALLL	Income	Recorded	Income	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Recognized	Investment	Recognized	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$98	$—	$—
Commercial real estate:
Construction	362	364	—	21	276	10	274
Owner occupied	3,418	3,184	—	84	706	67	1,067
Other	4,931	4,948	—	170	4,265	56	4,025
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	16,593	16,648	—	663	10,764	365	11,511
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,712	2,680	—	155	1,668	145	2,120
Multifamily	—	—	—	—	—	—	—
Home equity	8	8	—	—	50	—	30
Construction	—	—	—	—	—	—	—
Consumer	12	13	—	—	7	—	10
Impaired loans with no allowance recorded	$28,036	$27,845	$—	$1,093	$17,834	$643	$19,037

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	59	—	59
Other	—	—	—	—	334	—	—
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	458	459	87	29	364	—	442
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,273	1,276	239	58	877	58	960
Multifamily	—	—	—	—	—	—	—
Home equity	91	91	26	4	23	4	46
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$1,822	$1,826	$352	$91	$1,657	$62	$1,507
Impaired loans	$29,858	$29,671	$352	$1,184	$19,491	$705	$20,544

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The recorded investment in TDRs, which are included in total impaired loans, was $25.2 million, $26.4 million and $24.5 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $27.8 thousand and $12.5 thousand for September 30, 2014 and December 31, 2013, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013, respectively:

			90 Days
			or More
			Past Due
September 30, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	520	3	358	2
Other	2,651	3	2,587	3
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	134	2	919	3
Other	—	—	—	—
Residential real estate:
First mortgage	2,995	39	1,656	6
Multifamily	—	—	—	—
Home equity	192	8	—	—
Construction	—	—	—	—
Consumer	8	1	1	1
Other loans	—	—	—	—
Total	$6,500	56	$5,521	15

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following is a breakdown of loans by risk categories at September 30, 2014 and December 31, 2013:

September 30, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Total

Commercial	$2,450	$3,170	$2,836	$8,456
Commercial real estate:
Construction	686	—	357	1,043
Owner occupied	21,749	2,978	917	25,644
Other	14,663	469	4,835	19,967
Faith-based non-profit:
Construction	5,991	—	—	5,991
Owner Occupied	71,760	3,542	9,427	84,729
Other	5,210	—	—	5,210
Residential real estate:
First mortgage	16,417	409	3,319	20,145
Multifamily	2,970	32	60	3,062
Home equity	2,288	—	241	2,529
Construction	481	—	—	481
Consumer	1,224	14	13	1,251
Other loans	6,675	—	—	6,675
Total	$152,564	$10,614	$22,005	$185,183

December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Total

Commercial	$12,342	$—	$2	$12,344
Commercial real estate:
Construction	4,396	—	362	4,758
Owner occupied	17,586	625	3,975	22,186
Other	27,584	2,703	1,858	32,145
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	66,626	7,474	4,661	78,761
Other	6,701	1	—	6,702
Residential real estate:
First mortgage	17,890	427	4,033	22,350
Multifamily	3,171	38	62	3,271
Home equity	2,668	—	383	3,051
Construction	241	—	—	241
Consumer	1,323	—	17	1,340
Other loans	2,326	—	—	2,326
Total	$162,854	$11,268	$15,353	$189,475

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present TDRs as of September 30, 2014 and December 31, 2013.

	Troubled Debt Restructurings
	September 30, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$357	—	$—	2	$357
Owner occupied	5	5,069	—	—	5	5,069
Other	3	480	1	2,576	4	3,056
Faith-based non-profit:
Owner occupied	19	16,246	1	23	20	16,269
Other	1	157	—	—	1	157
Residential real estate:
First mortgage	1	29	2	170	3	199
	31	$22,338	4	$2,769	35	$25,107

	Troubled Debt Restructurings
	December 31, 2013
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$362	—	$—	2	$362
Owner occupied	4	506	1	2,598	5	3,104
Other	5	4,953	—	—	5	4,953
Faith-based non-profit:
Owner occupied	21	17,632	1	29	22	17,661
Residential real estate:
First mortgage	1	29	3	244	4	273
	33	$23,482	5	$2,871	38	$26,353

No loans were restructured during the three or nine months ended September 30, 2014. One loan totaling $1.8 million was restructured during the 12 months ended September 30, 2014, and was paying as restructured as of September 30, 2014. No loans were restructured during the three or nine months ended September 30, 2013. Loans totaling $701 thousand were restructured during the 12 months ended September 30, 2013. All loans restructured during that period were paying as restructured as of September 30, 2013. The Company considers a restructured loan to be “paying” unless it is more than 90 days past due, foreclosed upon or charged-off.

There was one loan totaling $2.6 million modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or nine months ended September 30, 2014. There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or nine months ended September 30, 2013.

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At September 30, 2014 and December 31, 2013, OREO totaled $2.6 million and $3.0 million, respectively.

8.	BORROWINGS

Borrowings as of September 30, 2014 consisted of an FHLB borrowing of $0.8 million with an interest rate of 0.50% that matures in 2020, $1.0 thousand FHLB advance with an interest rate of 0.36% that matures October 1, 2014, and a capital lease of $0.1 million with an interest rate of 1.60%. Borrowings as of December 31, 2013 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and a capital lease of $0.2 million with an interest rate of 1.60%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at September 30, 2014 and December 31, 2013. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended September 30, 2014. The Company had unused borrowing capacity with the FHLB of $5.0 million as of September 30, 2014 and $5.3 million as of December 31, 2013, respectively. In addition, the Company has the ability to borrow from the Federal Reserve Bank to the extent of investment securities pledged to the Federal Reserve Bank.

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

Financial instruments whose contract amounts represent credit risk as of September 30, 2014 and December 31, 2013, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at September 30, 2014 are summarized in the following table:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$133	$3,629	$3,762
One to three years	284	9,943	10,227
Three to five years	—	5,120	5,120
More than five years	93	1,606	1,699
Total	$510	$20,298	$20,808

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

Assets measured at fair value on a recurring basis as of September 30, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$11,283	$—	$11,283	$—
Government sponsored MBS
Residential	58,633	—	58,633	—
Municipals
North Carolina	1,000	—	1,000	—
Mortgage servicing rights	22	—	—	22
Total	$70,938	$—	$70,916	$22

Assets measured at fair value on a recurring basis as of December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$6,766	$—	$6,766	$—
Government sponsored MBS
Residential	57,698	—	57,698	—
Municipals
North Carolina	1,455	—	1,455	—
Mortgage servicing rights	$25	—	—	25
Total	$65,944	$—	$65,919	$25

The table below displays changes in all recurring Level 3 Assets from December 31, 2013 to September 30, 2014 and December 31, 2012 to December 31, 2013.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	3
Ending Balance (September 30, 2014)	$22

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2012)	$36
Amortization	11
Ending Balance (December 31, 2013)	$25

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

Repossessed Assets: Repossessed assets are adjusted to fair value, less estimated costs to sell, upon transfer of the loans to repossessions. Subsequently, repossessed assets are carried at the lower of the carrying value or the fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records repossessed collateral as nonrecurring Level 3.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,577	$—	$—	$2,577
Impaired loans:
Commercial real estate	8,979	—	—	8,979
Faith-based non-profit	15,986	—	—	15,986
Residential real estate	3,052	—	—	3,052
Consumer	8	—	—	8
Total	$30,602	$—	$—	$30,602

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,032	$—	$—	$3,032
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	9,050	—	—	9,050
Faith-based non-profit	16,772	—	—	16,772
Residential real estate	3,875	—	—	3,875
Consumer	11	—	—	11
Total	$33,330	$—	$—	$33,330

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	September 30, 2014	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,577	discounted appraisals	collateral discounts	6-20%
Impaired loans	28,025	discounted appraisals	collateral discounts	6-20%
Total	$30,602

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2013	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,032	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	29,708	discounted appraisals	collateral discounts	6-20%
Total	$33,330

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

As of September 30, 2014 and December 31, 2013, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	September 30, 2014
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$17,194	$17,194	$17,194	$—	$—
Investment securities available for sale	70,916	70,916	—	70,916	—
Loans, net of allowances for loan losses	181,722	186,011			186,011
Accrued interest receivable	849	849	849	—

Liabilities:
Non-maturity deposits	$122,064	$122,064	$122,064	$—	$—
Maturity deposits	124,956	124,618	—	124,618	—
Other borrowings	786	738	—	—	738
Accrued interest payable	108	108	108	—	—

	December 31, 2013
(Dollars in thousands)	Carrying	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$28,583	$28,583	$28,583	$—	$—
Investment securities available for sale	65,919	65,919	—	65,919	—
Loans, net of allowances for loan losses	185,982	189,387			189,387
Accrued interest receivable	912	912	912	—

Liabilities:
Non-maturity deposits	$116,115	$116,115	$116,115	$—	$—
Maturity deposits	143,812	143,314	—	143,314	—
Other borrowings	847	791	—	—	791
Accrued interest payable	75	75	75	—	—

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

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended September 30, 2014.

•	Net income before preferred stock dividends and accretion was $228 thousand and $155 thousand for the three months ended September 30, 2014 and 2013, respectively. Net income available to common stockholders was $169 thousand or $0.08 per share and $96 thousand or $0.05 per share for the quarters ended September 30, 2014 and 2013, respectively.
•	Net interest income totaled $2.7 million for the three months ended September 30, 2014 and 2013. The net interest margin on a tax equivalent (“TE”) basis for the three months ended September 30, 2014 was 3.76% compared to 4.01% for the three months ended September 30, 2013, a decrease of 25 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding increased slightly to 1.87% as of September 30, 2014 compared to 1.84% as of December 31, 2013. Loans outstanding decreased $4.3 million from $189.5 million at December 31, 2013 to $185.2 million at September 30, 2014. Net charge-offs were $38 thousand and $7 thousand during the three months ended September 30, 2014 and 2013, respectively. The provision for loan losses totaled $50 thousand and $10 thousand for the quarters ended September 30, 2014 and 2013, respectively.
•	Noninterest income increased by $331 thousand during the third quarter of 2014 compared to the same period in 2013 due to the recognition of a $355 thousand Bank Enterprise Award.
•	Noninterest expense increased $175 thousand in the third quarter of 2014 compared to the same period in 2013 primarily due to increases in information technology, net OREO expenses, FDIC deposit insurance premiums and other miscellaneous expenses.
•	Preferred stock dividends and accretion in the quarters ended September 30, 2014 and 2013 were $59 thousand. The dividend yield for the three months ended September 30, 2014 and 2013 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the nine months ended September 30, 2014.

•	Net income before preferred stock dividends and accretion was $1.0 million and $158 thousand for the nine months ended September 30, 2014 and 2013, respectively. Net income available to common stockholders was $836 thousand or $0.41 per share for the nine months ended September 30, 2014 compared to a net loss of $19 thousand or $0.01 per share for the nine months ended September 30, 2013.
•	Net interest income totaled $7.9 million and $7.7 million for the nine months ended September 30, 2014 and 2013, respectively. The net interest margin on a TE basis for the nine months ended September 30, 2014 was 3.75% compared to 3.85% for the nine months ended September 30, 2013, a decrease of 10 bps.
•	The balance of the ALLL as a percentage of loans outstanding increased slightly to 1.87% as of September 30, 2014 compared to 1.84% as of December 31, 2013. Loans outstanding decreased $4.3 million from $189.5 million at December 31, 2013 to $185.2 million at September 30, 2014. Net charge-offs were $82 thousand and $272 thousand during the nine months ended September 30, 2014 and 2013, respectively. The provision for loan losses totaled $50 thousand and $10 thousand for the nine months ended September 30, 2014 and 2013, respectively.
•	Noninterest income increased by $875 thousand during the nine months ended September 30, 2014 compared to the same period in 2013, mainly due to the realization of $515 thousand gains on the sales of repossessed assets and the recognition of a $355 thousand Bank Enterprise Award during the period ended September 30, 2014.
•	Noninterest expense decreased $193 thousand during the nine months ended September 30, 2014 compared to the same period in 2013 primarily driven by reductions in salaries and benefits, occupancy and equipment, directors fees, marketing, professional fees and net OREO expenses.
•	Preferred stock dividends and accretion during the nine months ended September 30, 2014 and 2013 were $177 thousand. The dividend yield for the nine months ended September 30, 2014 and 2013 was 2.00%.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The Company’s significant accounting policies are discussed below and in the Annual Report. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company’s reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit and Risk Committee of the Board of Directors.

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

Assets. Total assets decreased from $301.5 million at December 31, 2013 to $289.2 million at September 30, 2014. Cash and cash equivalents decreased from $28.6 million at December 31, 2013 to $17.2 million at September 30, 2014. Investment securities increased by $5.0 million primarily due to net purchases of investments. Gross loans decreased $4.3 million primarily due to a $2.9 million reduction of a loan participation and loan runoff. OREO decreased slightly from $3.0 million at December 31, 2013 to $2.6 million at September 30, 2014. Other assets decreased $443 thousand during the nine-month period primarily due to the liquidation of repossessed collateral totaling $590 thousand along with reduction in other miscellaneous asset accounts.

Liabilities. Total liabilities decreased from $265.4 million at December 31, 2013 to $252.0 million at September 30, 2014. The change was primarily driven by a $17.0 million decrease in the Bank’s time deposits greater than $100,000 (primarily Certificate of Deposit Account Registry Service (“CDARS”) deposits), which are subject to significant volatility due to seasonality, partially offset by growth in core deposits, such as interest-checking and savings. Noninterest-bearing deposits decreased $4.1 million from December 31, 2013 to September 30, 2014. We believe a significant portion of that decrease to be temporary. Other borrowings decreased by $61 thousand due to principal payments on long-term leases and other long-term debt.

Stockholders’ Equity. Total consolidated stockholders’ equity increased from $36.1 million at December 31, 2013 to $37.2 million at September 30, 2014. For the nine months ended September 30, 2014, the net increase in retained earnings was comprised of $1.0 million of net income, offset by dividends and accretion on preferred stock of $177 thousand. The Company did not pay a common stock dividend during the first nine months of 2014. Accumulated other comprehensive loss represents the unrealized loss on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.2 million at September 30, 2014 compared to a net unrealized loss position of $1.4 million at December 31, 2013.

On September 23, 2014, the Board of Directors adopted a rights agreement to ensure that the Board of Directors remains in the best position to perform its fiduciary duties and to enable all stockholders of the Company to receive fair and equal treatment. Adopting the rights agreement is also designed to allow all stockholders of the Company to realize the long-term value of their investment by reducing the likelihood that any person or group would gain control of the Company through open market accumulation without appropriately compensating the Company’s stockholders for such control or providing the Board of Directors sufficient time to make informed judgments. The rights may cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Board of Directors. As a result, the overall effect of the rights agreement and the issuance of the rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared with three months ended September 30, 2013

General. Net income before preferred stock dividends was $228 thousand and $155 thousand for the three months ended September 30, 2014 and 2014, respectively. Preferred stock dividends and accretion in the quarters ended September 30, 2014 and 2013 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended September 30, 2014 and 2013 was 2.00%. Net income available to common stockholders was $169 thousand or $0.08 per share and $96 thousand or $0.05 per share for the three months ended September 30, 2014 and 2013, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $9 thousand, or 0.34%, to $2.7 million for the three months ended September 30, 2013 compared to the comparable period of 2013. Average earning assets for the three months ended September 30, 2014 were $283.9 million, up 6.05% compared to $267.7 million for the three months ended September 30, 2013. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.76% and 4.01% for the three months ended September 30, 2014 and 2013, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 23 bps to 3.69% for the three months ended September 30, 2014 from 3.92% for the three months ended September 30, 2013. The yield on average interest-earning assets was 3.98% and 4.30% for the three months ended September 30, 2014 and 2013, a decrease of 32 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.29% and 0.38%, respectively,

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest income decreased 1.50% for the three months ended September 30, 2014 to $2.8 million from $2.9 million for the three months ended September 30, 2013. The average balances of loans, which had overall yields of 5.41% and 5.89% for the three months ended September 30, 2014 and 2013, respectively, increased from $181.5 million for the three months ended September 30, 2013 to $184.7 million for the three months ended September 30, 2014. The average balance of investment securities increased $14.0 million from $56.0 million for the three months ended September 30, 2013 to $70.0 million for the three months ended September 30, 2014. The TE yield on investment securities increased from 1.30% for the three months ended September 30, 2013 to 1.76% for the three months ended September 30, 2014. The average balances of federal funds and other short-term investments decreased from $30.2 million for the three months ended September 30, 2013 to $29.2 million for the three months ended September 30, 2014. The average yield in this category was 0.30% and 0.28% during the third quarters of 2014 and 2013, respectively.

Interest expense decreased 17.89% for the three months ended September 30, 2014 to $156 thousand from $190 thousand for the three months ended September 30, 2013. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $199.0 million for the three months ended September 30, 2013 to $210.8 million for the three months ended September 30, 2014. The average rate paid on interest-bearing deposits decreased nine bps from 0.38% for the three months ended September 30, 2013 to 0.29% for the three months ended September 30, 2014.

The average rate on borrowings decreased from 0.91% for the three months ended September 30, 2013 to 0.50% for the three months ended September 30, 2014. The average borrowings outstanding decreased from $879 thousand during the three months ended September 30, 2013 to $797 thousand during the three months ended September 30, 2014. The interest expense on borrowed funds decreased from $2 thousand to $1 thousand from the third quarter of 2013 to the same period in 2014.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2014 and 2013
(Dollars in thousands)	2014			2013
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$184,744	$2,499	5.41%	$181,463	$2,672	5.89%
Taxable securities	69,561	300	1.73	55,088	166	1.21
Nontaxable securities(2)	422	4	6.05	889	9	6.59
Federal funds sold and other interest on short-term investments	29,165	22	0.30	30,244	21	0.28
Total interest earning assets	283,892	2,825	3.98%	267,684	2,868	4.30%
Cash and due from banks	2,526			3,384
Other assets	18,707			22,172
Allowance for loan losses	(3,435)			(3,253)
Total assets	$301,690			$289,987

Liabilities and Equity
Savings deposits	$54,696	$15	0.11%	$51,120	$18	0.14%
Interest-bearing demand deposits	20,868	4	0.08	19,539	4	0.08
Time deposits	135,281	136	0.40	128,350	166	0.52
Total interest-bearing deposits	210,845	155	0.29	199,009	188	0.38
Borrowed funds	797	1	0.50	879	2	0.91
Total interest-bearing liabilities	211,642	156	0.29%	199,888	190	0.38%
Non-interest-bearing deposits	48,565			48,947
Other liabilities	4,439			5,595
Total liabilities	264,646			254,430
Stockholders' equity	37,044			35,557
Total liabilities and stockholders' equity	$301,690			$289,987

Net interest income		$2,669			$2,678

Non-taxable securities		4			9
Tax equivalent adjustment (3)		2			6

Tax equivalent net interest income		$2,671			$2,684
Net interest spread (4)			3.69%			3.92%
Net interest margin (5)		3.76%			4.01%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.30% for 2014 and 38.55% for 2013.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Index M&F BANCORP, INC. AND SUBSIDIARY

Provision for loan losses. The provision for loan losses was $50 thousand and $10 thousand for the three months ended September 30, 2014 and 2013, respectively. The increased provision was primarily attributable to the specific allowance method for impaired loans.

Noninterest Income. Noninterest income increased 80.34% or $331 thousand for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was due to the recognition of a $355 thousand Bank Enterprise Award, which reflects the Bank’s dedication to financing and supporting community and economic development activities in economically distressed areas. No such income was recognized during the comparable period of 2013. Service charge income decreased by $3 thousand as a result of lower customer based activities. Rental income decreased by $30 thousand for the three months ended September 30, 2014 when compared to the same period in 2013. The decrease in rental income was driven by lower occupancy and occupancy rates during the third quarter of 2014 as compared to the same period in 2013.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 6.28% to $3.0 million for the three months ended September 30, 2014 from $2.8 million for the three months ended September 30, 2013.

Salaries and employee benefits expenses for the three months ended September 30, 2014 and 2013 were $1.4 million.

Occupancy expense decreased by $28 thousand during the three months ended September 30, 2014 from the same period in 2013. The decrease was primarily due to lower security expenses and repairs/maintenance during the more recent period.

Information technology costs increased by 44.21% or $84 thousand to $274 thousand in 2014. The increase was mainly due to a systems conversion, which occurred during mid-August 2014.

Directors and advisory board fees decreased by $17 thousand or 25.37% from $67 thousand in the third quarter of 2013 to $50 thousand in the corresponding 2014 period as a result of fewer committee and board meetings during the more recent period as well as a restructuring of compensation arrangements.

Professional fees decreased by $16 thousand or 7.96% from 2013 to 2014 primarily as a result of lower audit and legal expenses.

Net OREO expenses increased $66 thousand from $50 thousand in the third quarter of 2013 to $116 thousand in the corresponding 2014 period. Principally, write-downs during the 2014 period decreased by $3 thousand to $9 thousand compared to $12 thousand during the corresponding 2013 period, and gains on the sales of OREO totaled $48 thousand during the third quarter of 2014 compared to a net gain of $2 thousand during the comparable quarter in 2013, partially offset with increases in other OREO expenses such as legal fees, insurance and property taxes.

FDIC deposit insurance expense increased from $135 thousand for the three months ended September 30, 2013 to $141 thousand for the three months ended September 30, 2014. The increase represents larger average deposit balances during 2014 compared to 2013.

During the third quarter of 2013, the Company realized a $5 thousand gain at foreclosure with no gain during the comparable quarter of 2014.

Other expenses increased $76 thousand for the three months ended September 30, 2014 from the three months ended September 30, 2013. The increase in other expenses was primarily driven by a $53 thousand increase in loan related expenses, an $18 thousand increase in loss on cash items and a $14 thousand increase in charitable contributions, partially offset with decreases in other miscellaneous expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $173 thousand and $139 thousand for the three months ended September 30, 2014 and 2013, respectively. The overall effective rate was 43.14% and 47.28% for the three months ended September 30, 2014 and 2013, respectively. The decrease in the effective tax rate during 2014 was largely driven by a reduction in state income tax rates.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

General. Net income before preferred stock dividends was $1.0 million and $158 thousand for the nine months ended September 30, 2014 and 2013, respectively. Preferred stock dividends and accretion during the nine months ended September 30, 2014 and 2013 were $177 thousand. Dividend yield on the Company’s preferred stock for the nine months ended September 30, 2014 and 2013 was 2.00%. Net income available to common stockholders for the nine months ended September 30, 2014 was $836 thousand or $0.41 per share compared to a net loss available to common stockholders for the nine months ended September 30, 2013 of $19 thousand or $0.01 per share.

Index M&F BANCORP, INC. AND SUBSIDIARY

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income increased $278 thousand or 3.63% from $7.7 million for the nine months ended September 30, 2013 to $7.9 million for the nine months ended September 30, 2014. Average earning assets for the nine months ended September 30, 2014 were $282.4 million, up 6.40% compared to $265.4 million for the nine months ended September 30, 2013. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.75% and 3.85% for the nine months ended September 30, 2014 and 2013, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased from 3.75% for the nine months ended September 30, 2013 to 3.67% for the nine months ended September 30, 2014. The yield on average interest-earning assets was 3.98% and 4.13% for the nine months ended September 30, 2014 and 2013, a decrease of 15 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.31% and 0.38%, respectively, a decrease of seven bps due to the ongoing low interest rate environment.

Interest income increased 2.65% for the nine months ended September 30, 2014 to $8.4 million from $8.2 million for the nine months ended September 30, 2013. The average balances of loans, which had overall yields of 5.32% and 5.68% for the nine months ended September 30, 2014 and 2013, respectively, increased from $178.3 million for the nine months ended September 30, 2013 to $186.4 million for the nine months ended September 30, 2014. The average balance of investment securities increased $9.0 million from $58.5 million for the nine months ended September 30, 2013 to $67.5 million for the nine months ended September 30, 2014. The TE yield on investment securities increased from 1.32% for the nine months ended September 30, 2013 to 1.87% for the nine months ended September 30, 2014. Reduced principal payments on MBS contributed to the improvement in yield on investment securities. The average balances of federal funds and other short-term investments totaled $28.6 million and $28.7 million for the nine months ended September 30, 2014 and 2013, respectively. The average yield in this category was 0.26% during the nine months ended September 30, 2014 and 2013.

Interest expense decreased 10.81% for the nine months ended September 30, 2014 to $495 thousand from $555 thousand for the nine months ended September 30, 2013. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $195.0 million for the nine months ended September 30, 2013 to $209.9 million for the nine months ended September 30, 2014. The average rate paid on interest-bearing deposits decreased seven bps from 0.38% for the nine months ended September 30, 2013 to 0.31% for the nine months ended September 30, 2014.

The average rate on borrowings increased from 0.43% for the nine months ended September 30, 2013 to 0.65% for the nine months ended September 30, 2014. The average borrowings outstanding decreased $748 thousand from $1.6 million during the nine months ended September 30, 2013 to $817 thousand during the nine months ended September 30, 2014. The interest expense on borrowed funds decreased $1 thousand to $4 thousand during the nine months ended September 30, 2014 compared to $5 thousand during the same period in 2013.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2014 and 2013
(Dollars in thousands)	2014			2013
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$186,382	$7,439	5.32%	$178,263	$7,593	5.68%
Taxable securities	66,788	915	1.83	57,563	535	1.24
Nontaxable securities(2)	681	19	5.93	890	27	6.58
Federal funds sold and other interest on short-term investments	28,574	56	0.26	28,723	56	0.26
Total interest earning assets	282,425	8,429	3.98%	265,439	8,211	4.13%
Cash and due from banks	2,730			3,264
Other assets	19,669			21,253
Allowance for loan losses	(3,467)			(3,396)
Total assets	$301,357			$286,560

Liabilities and Equity
Savings deposits	$52,833	$47	0.12%	$50,987	$60	0.16%
Interest-bearing demand deposits	21,107	12	0.08	21,927	13	0.08
Time deposits	135,920	432	0.42	122,073	477	0.52
Total interest-bearing deposits	209,860	491	0.31	194,987	550	0.38
Borrowed funds	817	4	0.65	1,565	5	0.43
Total interest-bearing liabilities	210,677	495	0.31%	196,552	555	0.38%
Non-interest-bearing deposits	49,511			48,311
Other liabilities	4,478			5,796
Total liabilities	264,666			250,659
Stockholders' equity	36,692			35,901
Total liabilities and stockholders' equity	$301,358			$286,560

Net interest income		$7,934			$7,656

Non-taxable securities		19			27
Tax equivalent adjustment (3)		12			17

Tax equivalent net interest income		$7,946			$7,673	`
Net interest spread (4)			3.67%			3.75%
Net interest margin (5)		3.75%			3.85%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 38.55%

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.30% for 2014 and 38.55% for 2013.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. There was a provision for loan losses of $50 thousand and $10 thousand for the nine months ended September 30, 2014 and 2013, respectively. The increased provision was primarily attributable to specific allowance method for impaired loans.

Noninterest Income. Noninterest income increased 70.91% or $875 thousand for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was due to the gains on sales of repossessed collateral totaling $515 thousand and the recognition of a $355 thousand Bank Enterprise Award during the nine months ended September 30, 2014 compared to no gain during the comparable period of 2013. While the Bank has historically experienced gains and or losses on the disposal of repossessed collateral, the amounts have generally been immaterial. However, during the nine months ended September 30, 2014, the sale of one piece of collateral resulted in a gain of $514 thousand. We do not anticipate such large gains in the future. Service charge income increased by $20 thousand primarily due to increased fees earned from overdraft, non-sufficient-fee (“NSF”) income and interchange income from the usage of debit cards, which are customer activity based. Rental income decreased by $76 thousand for the nine months ended September 30, 2014 when compared to the same period in 2013. The decrease in rental income was driven by lower occupancy and occupancy rates during the nine months ended September 30, 2014 as compared to the same period in 2013.

Index M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 2.25% to $8.4 million for the nine months ended September 30, 2014 from $8.6 million for the nine months ended September 30, 2013.

Salaries and employee benefits expenses decreased $183 thousand to $4.1 million during the nine months ended September 30, 2014 compared to the comparable period in 2013. The decrease was a result of cost containment measures.

Occupancy expense decreased by $35 thousand during the nine months ended September 30, 2014 from the same period in 2013. The decrease was primarily due to lower depreciation, insurance expense, and repairs and maintenance during the more recent period.

Information technology costs increased by 9.17% or $56 thousand to $667 thousand in 2014. The increase was mainly due to a core systems conversion, which occurred during mid-August of 2014.

Directors and advisory board fees decreased by $70 thousand or 31.25% from $224 thousand during the first nine months of 2013 to $154 thousand in the corresponding 2014 period as a result of fewer committee and board meetings during the more recent period as well as a restructuring of compensation arrangements.

Professional fees decreased by $85 thousand or 13.10% from 2013 to 2014 primarily as a result of lower audit and legal expenses.

Net OREO expenses decreased $36 thousand from $237 thousand during the first nine months of 2013 to $201 thousand in the corresponding 2014 period. Principally, write-downs during the 2014 period decreased by $55 thousand to $123 thousand compared to $178 thousand during the 2013 period, and gains on the sales of OREO totaled $73 thousand during the first nine months of 2014 compared to a net loss of $8 thousand during the comparable nine months of 2013, partially offset with increases in other OREO expenses which include legal fees, insurance and property taxes on OREO.

FDIC deposit insurance expense increased from $363 thousand for the nine months ended September 30, 2013 to $434 thousand for the nine months ended September 30, 2014. The increase represents larger average deposit balances during 2014 compared to 2013.

During the nine months ended September 30, 2014, the Company realized $41 thousand in gains at foreclosure compared to $8 thousand during the comparable period of 2013.

Other expenses increased $167 thousand for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The increase in other expenses was primarily driven by a $53 thousand in loan related activities, $30 thousand increase in off-balance sheet provisions for unfunded letters of credit and lines of credit, $23 thousand increase in training, $27 thousand increase in charitable contributions and a $18 thousand increase in check fraud losses.

Provision for Income Taxes. The Company recorded an income tax expense of $591 thousand and $140 thousand for the nine months ended September 30, 2014 and 2013, respectively. The overall effective rate decreased from 46.98% in 2013 to 36.85% in 2014. The decrease in the effective tax rate during 2014 was largely driven by permanent differences in non-taxable income in proportion to taxable income during the period.

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of September 30, 2014 and December 31, 2013, the allowance for loan losses was $3.5 million, which represented approximately 1.87% and 1.84% of total loans outstanding on those respective dates.

Nonperforming assets, defined as non-accruing loans plus OREO and other repossessed assets, at September 30, 2014 were 3.14% of total assets compared to 3.43% at December 31, 2013.

Of the non-accruing loans totaling $6.5 million at September 30, 2014, 99.87% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with their modified terms totaled $20.6 million or 81.65% of total recorded investment in TDRs at September 30, 2014. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Past due loans increased from $10.6 million at December 31, 2013 to $15.0 million at September 30, 2014. Approximately $7.1 million of past due loans represent loans that had matured and were in the process of being renewed.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 25.86% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $5.0 million in available borrowing capacity from the FHLB of Atlanta at September 30, 2014, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $665 thousand outstanding from the FHLB as of September 30, 2014. The maximum outstanding balance from FHLB at any time during the first nine months of 2014 was $681 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS brokered deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program and the largest continuing depositor has renewed annual $20 million in deposits for several years, and increased the balance by an additional $5 million during the fourth quarter of 2013. There is no guarantee, however, this trend will continue. During the third quarter of 2014, the Company’s largest CDARS depositor withdrew $12.5 million, which accounts for the large reduction in time-deposit balances from December 31, 2013 to September 30, 2014. The funds were redeposited during early October 2014; the withdrawal of funds for a seven-day period is a standard practice with the depositor. In management’s opinion, this and other large depositors have stable and long-term relationships with the Bank.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

The September 30, 2014 and December 31, 2013 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	September 30, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,472	18.28%	$16,834	8.00%	n/a	n/a
Bank	37,452	17.80	16,834	8.00	$21,043	10.00%
Tier 1 (to risk weighted assets)
Company	$35,831	17.03%	$8,417	4.00%	n/a	n/a
Bank	34,811	16.54	8,417	4.00	$12,626	6.00%
Tier 1 (to average total assets)
Company	$35,831	11.97%	$11,972	4.00%	n/a	n/a
Bank	34,811	11.63	11,973	4.00	$14,966	5.00%

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	n/a	n/a
Bank	35,573	16.77	16,975	8.00	$21,219	10.00%
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	n/a	n/a
Bank	32,910	15.51	8,487	4.00	$12,731	6.00%
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	n/a	n/a
Bank	32,910	10.69	12,316	4.00	$15,395	5.00%

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

Item 5. Other Information

The Board of Directors of the Company amended and restated its Bylaws on November 12, 2014, authorizing the Chair of the Board of Directors (rather than the President or a Vice-President) of the Company to sign certificates for shares of the Company. A copy of the Amended and Restated Bylaws is attached as Exhibit 3(ii) and incorporated herein by reference.

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

Exhibit 3(i)(f)	Articles of Amendment., adopted by the Board of Directors of the Company and filed with the North Carolina Department of the Secretary of State on September 23, 2014, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on September 23, 2014.

Exhibit 3(ii)	Amended and Restated Bylaws of the Company, dated November 12, 2014.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 4(iii)	Rights Agreement, dated as of September 23, 2014, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 23, 2014.

Exhibit 10(i)*	Employment Agreement dated January 12, 2007 by and among Kim D. Saunders, the Company and the Bank, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on January 18, 2007.

Exhibit 10(ii)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Index M&F BANCORP, INC. AND SUBSIDIARY

Exhibit 10(iii) *	Employment Agreement Amendment, dated August 11, 2014, among the Company, the Bank and James H. Sills, III, incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.
Exhibit 101	Financial information submitted in XBRL format.

* Management contracts and compensatory arrangements.

Index M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: November 12, 2014	By:	/s/ James H. Sills, III
James H. Sills, III
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 3(ii)	Amended and Restated Bylaws of the Company, dated November 12, 2014.
Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

