Form 10-K
period 2014-12-31
M&F BANCORP INC /NC/
filed 2015-03-18
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________

FORM 10-K

______________________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check here if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant's common stock as of June 30, 2014, held by those persons deemed by the registrant to be non-affiliates was approximately $6,223,627. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 18, 2015, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant's Proxy Statement for the Annual Meeting of the Stockholders to be held on June 2, 2015.	Part III

INDEX

Annual Report on Form 10-K for the Year Ended December 31, 2014

Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of M&F Bancorp, Inc. (the “Company”) and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company's operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including without limitation:

•	Changes in the level of nonperforming assets, charge-offs, and other credit quality measures, and their impact on the adequacy of the Bank's allowance for loan losses and the Bank's provision for loan losses;
•	Competitive pressure among depository institutions, including competition for loans and deposits and failure to attract or retain loans and deposits;
•	General economic conditions, particularly those affecting real estate values, either nationally or in the market area in which we do or anticipate doing business, are less favorable than expected;
•	The costs and effects of legal, accounting and regulatory developments and compliance;
•	Local, regional, national and international economic conditions and the impact they may have on us and our customers, and our assessment of that impact on our estimates, including but not limited to the allowance for loan losses;
•	The effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•	The Bank's failure to satisfy the requirements of the Memorandum of Understanding (the "Bank MOU") with the North Carolina Commissioner of Banking ("NCCOB") and the Regional Director of the Federal Deposit Insurance Corporation's ("FDIC") Atlanta Regional Office;
•	The Company's failure to satisfy the requirements of Memorandum of Understanding ("The Company MOU") with the Federal Reserve Bank of Richmond ("FRB");
•	The effect of the requirements in the Bank MOU, the Company MOU, and any further regulatory actions;
•	Regulatory limitations or prohibitions with respect to the operations or activities of the Company and/or the Bank;
•	Lower revenues than expected;
•	Changes in the financial performance and/or condition of the Bank's borrowers and the ability of the Bank's borrowers to perform under the terms and conditions of their loans and other credit agreements;
•	Changes in consumer spending, borrowings and savings habits;
•	Technological changes and security and operations risks associated with the use of technology;
•	We may need to raise additional capital in the future, and such capital may or may not be available when needed or at all;
•	The costs of capital are more than expected;
•	A change in the interest rate risk environment reduces interest margins;
•	Regulatory limitations with respect to the operations or activities of the Company and/or the Bank;
•	The effect of changes in accounting policies and practices, as may be adopted by regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
•	Changes in the deferred tax asset valuation allowance in future quarters;
•	Asset/liability re-pricing risks, ineffective hedging and liquidity risks;
•	Counterparty risk;
•	The effects of the FDIC deposit insurance premiums and assessments;
•	Volatility in the credit or equity markets and its effect on the general economy;
•	Demand for the products or services of the Company and the Bank; as well as our ability to attract and retain qualified personnel;
•	Political instability, acts of war or terrorism, and natural disasters; and
•	Our success in managing the risks involved in the foregoing items.

The Company cautions that the foregoing list of important factors is not exhaustive. See also “Risk Factors” which begins on page 10. The Company undertakes no obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, by or on behalf of the Company.

Index	M&F BANCORP, INC., AND SUBSIDIARY

PART I

ITEM 1. BUSINESS

Headquartered in Durham, North Carolina ("NC"), the Company is a bank holding company incorporated under the laws of NC in 1999, and is registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's primary function is to serve as the holding company for its wholly-owned subsidiary, Bank, a NC chartered commercial bank that was organized in 1907 and began operations in 1908.

As of December 31, 2014, the Company had assets of approximately $298.4 million, with gross loans of approximately $175.1 million and deposits of approximately $255.9 million. The Company's corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800.

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

Despite strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 107-year legacy, strong local identity, affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purpose enterprises, faith-based non-profit organizations and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2014, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank's market share of the total deposits in Durham, NC was 1.77%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Bank is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Bank’s operations. However, the Bank does serve a specialized niche market (faith-based non-profit organizations), the loss of which could have a material adverse effect on the Company's operations.

EMPLOYEES

As of December 31, 2014, the Company and the Bank had 70 employees, including 66 full-time employees. None of our employees are covered by a collective bargaining agreement. Management considers relations with employees to be good.

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

• the establishment of strengthened capital and prudential standards for banks and bank holding companies;

• enhanced regulation of financial markets, including derivatives and securitization markets;

Index	M&F BANCORP, INC., AND SUBSIDIARY

• the elimination of certain trading activities by banks;

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

As of December 31, 2014, the Company had Tier 1 risk-adjusted, total regulatory capital and leverage ratios of approximately 17.78%, 19.03% and 11.90%, respectively, all in excess of the minimum requirements. Those same ratios as of December 31, 2013 were 16.17%, 17.42% and 11.87%, respectively. As of December 31, 2014, the Bank had a leverage ratio of 11.54%, a Tier 1 capital ratio of 17.24%, and a total risk-based capital ratio of 18.50%. Those same ratios as of December 31, 2013 were 10.69%, 15.51% and 16.77%, respectively.

In July 2013, the Federal Reserve approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. See “–Capital Requirements for the Bank”, below.

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

Under NC corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities. In general, the Company's ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. For instance, NC commercial banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the bank would become "undercapitalized" (as such term is defined in the applicable law and regulations). Further, under the terms of the Bank MOU entered into with the FDIC and the NCCOB on June 24, 2013, the Bank may not declare dividends to the Company without prior approval from the FDIC and NCCOB.

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6.0%, a Total Capital Ratio of at least 10.0%, a Tier 1 Leverage Ratio of at least 5.0% and not be subject to a capital directive order. The Bank MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8.0% and a Total Risk Based Capital Ratio of not less than 10.0%. As of December 31, 2013, the Bank was classified as "well capitalized" and satisfied the heightened capital requirements of the Bank MOU. The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

Capital Requirements for the Bank. As an NC-chartered, insured commercial bank, which is not a member of the Federal Reserve System, the Bank is also subject to capital requirements imposed by the FDIC. Under the FDIC's regulations, state nonmember banks that (i) receive the highest rating during the examination process and (ii) are not anticipating or experiencing any significant growth, are required to maintain a minimum leverage ratio of 3% of total consolidated assets; all other banks are required to maintain a minimum ratio of 1% or 2% above the stated minimum, with a minimum leverage ratio of not less than 4%. The Bank exceeded all applicable capital requirements as of December 31, 2014.

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

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4.0% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that may be utilized for such actions.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points) during 2014 and 0.15% (or 15 basis points) during 2013 of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement. On December 31, 2014, the Bank was in compliance with this requirement.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

The Company’s business has been and may continue to be adversely affected by the prolonged effects of the recession. The U.S. and N.C. economies have yet to fully recover from the recession that began in 2007. Following the onset of the recession, dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

While conditions in our principal markets appear to be gradually improving, we expect our business, financial condition and results of operations to continue to be adversely affected in the near term, and until such time as our customers have experiences of full recovery from the effects of the recent recession.

Index	M&F BANCORP, INC., AND SUBSIDIARY

The Company and the Bank may be subject to additional, heightened enforcement actions if we do not comply with the MOUs. The Bank MOU requires the Bank to take certain actions to enhance its management of adversely classified assets, remain well-capitalized and maintain adequate liquidity. It also restricts the payment of dividends to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. The Company MOU requires the Company to first obtain approval before it pays any dividends, repurchases stock, or receives any dividends from the Bank. In the event we do not comply with these MOUs, the banking regulators may impose additional, heightened enforcement actions against us and/or keep the MOUs in place longer than they may otherwise have been. Additional, heightened enforcement action, including any further restrictions on our lending and deposit gathering activities, could negatively impact our interest income, interest expense, and liquidity, and have a material and adverse effect on our business, financial condition and results of operation.

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of the regulations have been promulgated, many additional regulations are expected to be issued in 2015 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Our participation in the CDCI imposes restrictions and obligations on us that limit our ability to increase dividends, repurchase shares of our common stock and access the capital markets. In 2010, the Company issued 11.7 million shares of Series B Preferred Stock pursuant to the CDCI, a TARP program. Participation in the CDCI places restrictions on the Company's ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. The holders of these shares of Series B Preferred Stock have certain registration rights, which in certain circumstances impose lock-up periods during which we would be unable to issue equity securities. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full. In addition, unless we are able to redeem the Series B Preferred Stock during the first eight years, the dividends on this capital will increase substantially at that point, from 2% to 9%, and no further common stock dividends will be allowed until the preferred stock has been fully redeemed. Depending on market conditions at the time, this increase in preferred stock dividends could significantly impact our liquidity.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

We will need to raise additional capital in the future and such capital may not be available when needed or at all. We will need additional capital in the future to replace the TARP funds, and to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for the Bank and he Company on January 1, 2015, and revises the definition of what constitutes “capital” for purposes of calculating those ratios. These rules also establish a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity tier 1 capital ratio of 7.0%, (ii) a tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

The application of more stringent capital requirements for the Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements.

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

Our commercial real estate and faith-based non-profit lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy includes making loans secured by commercial and faith-based non-profit real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2014, our commercial real estate loans totaled $40.1 million, which represented 22.88% of total loans, and our faith-based non-profit real estate totaled $95.4 million, which represented 54.47% of total loans. These two categories of loans may increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by commercial real estate properties are often dependent on the income produced by the underlying properties, which in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. For faith-based and non-profit institutions, payments on loans are largely dependent on voluntary contributions, which may be adversely affected during high unemployment periods, such as the economic conditions that followed late 2008. During an economic slowdown, these loans could present higher risk, could result in an increase in our total net charge-offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our faith-based and non-profit lending may expose us to a greater risk of loss and adversely impact our earnings and profitability. Our niche market is faith-based and non-profit lending. This specialization has historically experienced minimal losses, however, when unemployment is high, individuals may be unable to donate to support the missions of these organizations. In addition, many of the real estate secured properties are deemed to be special purpose structures that may not be conducive to other types of commercial activities in the event of foreclosure or sale. At December 31, 2014, our loans to faith-based and non-profit entities totaled $95.4 million, which totaled 54.47% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential loans.

Charge-offs may increase in all categories of lending, which may increase our earnings and profitability. Charge-offs reduce the ALLL and impact the quantitative factors in the estimated losses inherent in the loan portfolio. An additional provision for loan losses may be required because of any charge-offs. For the year ended December 31, 2014, we had net charge-offs of $103 thousand. While we seek to minimize loan loss risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

The Bank's operating results and financial condition would likely suffer if there is a deterioration in the general economic condition of the areas in which the it does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Raleigh, Durham, Winston-Salem, Greensboro, and Charlotte areas of NC. Because the Bank's lending and deposit-gathering activities are concentrated in these markets, the Bank is affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank's financial condition and results of operations. Even though the Bank's customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce the Bank's growth rate, affect the ability of the Bank's customers to repay their loans and generally affect the Bank's financial condition and results of operations. A decline in general economic conditions in the Bank's market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank's control, would also impact these local economic conditions and could have an adverse effect on its financial condition and results of operations.

Index	M&F BANCORP, INC., AND SUBSIDIARY

The Bank is subject to security and operational risks related to the technology it uses that could result in a loss of customers, increased costs and other damages, which could be material. The Bank depends on data processing, software, and communication and information exchange on a variety of platforms, networks and over the internet. Despite safeguards, the Bank cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. Any failure, interruptions, or breach of security of these systems could result in failures or disruptions in its customer relationships, general ledger, deposits and loan servicing or origination systems. The occurrence of any such failures or difficulties could result in a loss of customer business, damage the Bank's reputation, subject the Bank to additional regulatory scrutiny, or expose the Bank to civil litigation and possible financial liability, any of which could have a material adverse effect on its results of operations and financial condition.

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

The Bank is exposed to risks in connection with the loans it makes. A significant source of risk for the Bank arises from the possibility that losses will be sustained by the Bank because borrowers, guarantors and related parties may fail to perform in accordance with the contractual terms of their loans. The Bank has underwriting and credit monitoring procedures and credit policies, including the establishment and review of the ALLL, that it believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its loan portfolio. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect the Bank's results of operations.

The Bank is subject to environmental liability risk associated with lending activities. A significant portion of the Bank’s loan portfolio is secured by real property. During the ordinary course of business, the Bank may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Bank may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Bank to incur substantial expenses and may materially reduce the affected property's value or limit the Bank's ability to use or sell the affected property. In addition, future laws or more stringent interpretations of enforcement policies with respect to existing laws may increase the Bank's exposure to environmental liability. Although the Bank has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on its financial condition and results of operations.

The Company has issued preferred stock, which ranks senior to our common stock. The Company has issued 11.7 million shares of Series B Preferred Stock. This Series B Preferred Stock ranks senior to shares of our common stock. As a result, the Company must make dividend payments on the preferred stock before any dividends may be paid on the common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the preferred stock must be satisfied before any distributions can be made on the common stock. If the Company does not remain current in the payment of dividends on the Series B Preferred Stock, no dividends may be paid on the common stock.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us, specifically, the financial services industry, or the economy in general, including a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and a deterioration in credit markets. To the extent we are not successful in obtaining such funding, we will be unable to implement our strategy as planned which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Technological advances impact the Bank’s business. The banking industry continues to undergo technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend, in part, on our ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. The Bank may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

The following table sets forth certain information regarding the Bank's properties as of December 31, 2014. Rent expense incurred by the Bank under ongoing leases totaled approximately $50 thousand and $47 thousand for the years ended December 31, 2014 and 2013, respectively.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company's fiscal year ended December 31, 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Company's common stock is quoted on the OTC Bulletin Board under the symbol "MFBP".

As of March 18, 2015, there were 2,031,337 shares of the Company's common stock outstanding, held by approximately 990 stockholders of record (not including persons or entities whose stock is held in nominee or 'street' name through various brokerage firms or banks). The following table shows the high and low sale price of the Company's common stock for the previous eight quarters, as well as the per share amount of cash dividends declared during the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

Index	M&F BANCORP, INC., AND SUBSIDIARY

2014 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$4.00	$5.36	$5.37	$5.30
Low	2.95	3.70	4.52	4.44
Cash dividends	—	—	—	0.063

2013 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$4.40	$3.67	$3.45	$3.42
Low	2.50	2.55	2.50	2.40
Cash dividends	—	—	—	0.125

Dividends. See "Item 1. Business - Supervision and Regulation - Dividend and Repurchase Limitations" above for regulatory and TARP restrictions, which limit the ability of the Company to pay dividends. During 2014 and 2013, the Company paid its stockholders annual dividends totaling $0.063 per share and $0.125 per share, respectively.

Rights Agreement. On September 23, 2014, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock, to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $10.00 per one one-hundredth of a share of preferred stock, subject to adjustment as provided in the associated rights agreement. The description and terms of the preferred share purchase rights are set forth in a rights agreement, dated as of September 23, 2014, between the Company and American Stock Transfer & Trust Company, LLC, as rights agent.

Dividend Policy. The Company's stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During 2014, the Company declared and paid to its stockholders dividends totaling $0.063 per share. Subject to the regulatory and TARP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company may continue to pay annual cash dividends to stockholders, if doing so is considered to be in the best interest of the Company and consistent with maintaining the Bank’s status as a “well capitalized” institution under applicable banking laws and regulations.

Recent Sales of Unregistered Securities. The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock in 2014.

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

OVERVIEW

The Bank is a full-service NC state-chartered bank conducting business in the five largest urban areas of NC: Raleigh, the State's capitol, Durham, Winston-Salem, Greensboro, and Charlotte. In 2007, the Bank celebrated the 100th anniversary of its founding in 1907, and the opening of its first branch in 1908 on Parrish Street in Durham, where the Bank continues to operate a branch. In 1999, the Company was created as a bank holding company. As of December 31, 2014, the Company conducted no business other than providing services and assistance to the Bank, its wholly owned subsidiary.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

•	Allowance for Loan Losses – The Company records an estimated allowance for loan losses ("ALLL") based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Non-Accrual Interest – When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.

•	Loans Modified in a Troubled Debt Restructuring ("TDR") – Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance (from further collection actions such as initiating foreclosure), and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. In response to the extended economic downturn, management has elected to offer concessions to certain borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Foreclosed Assets – Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

Index	M&F BANCORP, INC., AND SUBSIDIARY

•	Fair Value Estimates – Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments, that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	Fair Value Hierarchy - The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations a based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, and investments related to deferred compensation arrangements.

RESULTS OF OPERATIONS

Year ended December 31, 2014 compared with year ended December 31, 2013

General. We had net income of $1.0 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. Net income available to common stockholders was $0.8 million, or $0.40 per diluted share, for 2014 compared to $0.1 million, or $0.06 per diluted share, for 2013. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The increase in net income in 2014 was primarily due to a $0.3 million reduction in provision for loan losses, a $0.5 million realized gain on sales of repossessed assets compared to none during the prior year, and a $0.2 decrease in noninterest expenses. Net interest income, the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities, was $10.6 million in 2014 and $10.4 million in 2013, an increase of 1.45%. Noninterest income, principally service charges and fees, increase in cash value of bank-owned life insurance, plus gains on sales of securities amounted to $2.5 million in 2014 and $2.0 million in 2013. During 2014 and 2013, the Bank received a Bank Enterprise Award (“BEA”) of $0.4 million and $0.3 million, respectively, which is included in noninterest income. The BEA reflects the Bank’s dedication to financing and supporting community and economic development activities in economically distressed areas. Our provision for loan losses was $0.1 million and $0.3 million in 2014 and 2013, respectively. The decrease in provision was partially attributable to a $14.4 million decrease in loans outstanding. We incurred noninterest expense of $11.4 million in 2014 and $11.6 million in 2013. The decrease in non-interest expense of $0.2 million, or 1.66%, was primarily attributable to decreased salaries and benefits of $0.3 million, decreased director fees of $0.1 million and decreased professional fees of $0.1 million, partially offset by an increase in other expenses of $0.2 million.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest- earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses increased $0.2 million, or 1.45%, from $10.4 million for the year ended December 31, 2013 to $10.6 million for the year ended December 31, 2014. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2014 were $282.6 million compared to $271.7 million for the year ended December 31, 2013. On a fully tax-equivalent basis, net interest margin was 3.75% and 3.85% for the years ended December 31, 2014 and 2013, respectively. The yield on interest-earning assets was 3.99% and 4.13% for the years ended December 31, 2014 and 2013, respectively, reflecting a decrease of 14 basis points (“bps”). The interest rate on average interest-bearing liabilities for those same periods was 0.33% and 0.38%, respectively, reflecting a decrease of 5 bps due to the ongoing low interest rate environment. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 9 bps from 3.75% for the year ended December 31, 2013 to 3.66% for the year ended December 31, 2014. The decrease was primarily attributable to the 14 bps reduction in yield on earning assets.

Interest income increased 0.74% for the year ended December 31, 2014 to $11.3 million from $11.2 million for the year ended December 31, 2013. The average balance of outstanding loans, which yielded 5.35% for the year ended December 31, 2014 and 5.72% for the year ended December 31, 2013, increased from $179.7 million for the year ended December 31, 2013 to $185.2 million for the year ended December 31, 2014. The average balance of investment securities increased $9.5 million from $59.2 million for the year ended December 31, 2013 to $68.7 million for the year ended December 31, 2014. The tax-equivalent yield on investment securities increased from 1.46% for the year ended December 31, 2013 to 1.90% for the year ended December 31, 2014. During 2014, fewer higher yielding investment securities were called and replaced with lower yielding investment securities than was experienced during 2013, which contributed to higher yields during 2014. The average balances of federal funds and other short-term investments decreased by $4.0 million from $32.8 million to $28.8 million at December 31, 2014 as management sought to invest excess funds in its investment and loan portfolios. The average yield in this category increased 2 bps from 0.26% for the year ended December 31, 2013 to 0.28% for the year ended December 31, 2014. The average yield on earning assets dropped from 4.13% during 2013 to 3.99% during 2014. The decrease in higher yielding loans due to loan runoff and issuance of new loans at lower market rates accounted for the largest impact of the 14 bps decrease in yield on earning assets.

Interest expense decreased $0.1 million for the year ended December 31, 2014 to $0.7 million, compared to $0.8 million for the year ended December 31, 2013. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, increased from $201.4 million at December 31, 2013 to $211.2 million at December 31, 2014. The average rate paid on interest-bearing deposits decreased from 38 bps for the year ended December 31, 2013 to 33 bps for the year ended December 31, 2014, primarily due to lower interest rates paid on time deposits.

The average rate on borrowings increased from 0.50% for the year ended December 31, 2013 to 0.65% or the year ended December 31, 2014. The average borrowings outstanding decreased by $0.5 million from $1.4 million for the year ended December 31, 2013 to $0.9 million for the year ended December 31, 2014. The interest expense on borrowed funds decreased to $6 thousand in 2014 primarily because of the net reduction in outstanding borrowings.

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Twelve Months Ended December 31, 2014 and 2013
(Dollars in thousands)	2014			2013
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$185,169	$9,913	5.35%	$179,712	$10,276	5.72%
Taxable securities	68,041	1,268	1.86	58,296	810	1.39
Nontaxable securities(2)	616	23	6.02	890	33	6.03
Federal funds sold and other interest on short-term investments	28,797	82	0.28	32,816	84	0.26
Total interest earning assets	282,623	11,286	3.99%	271,714	11,203	4.13%
Cash and due from banks	2,677			3,310
Other assets	19,560			21,120
Allowance for loan losses	(3,463)			(3,354)
Total assets	$301,397			$292,790

Liabilities and Equity
Savings deposits	$53,891	$63	0.12%	$51,178	$78	0.15%
Interest-bearing demand deposits	21,385	16	0.07	21,639	17	0.08
Time deposits	135,885	614	0.45	128,616	665	0.52
Total interest-bearing deposits	211,161	693	0.33	201,433	760	0.38
Borrowed funds	924	6	0.65	1,388	7	0.50
Total interest-bearing liabilities	212,085	699	0.33%	202,821	767	0.38%
Noninterest-bearing deposits	48,030			48,315
Other liabilities	4,455			5,796
Total liabilities	264,570			256,932
Stockholders' equity	36,827			35,858
Total liabilities and stockholders' equity	$301,397			$292,790

Net interest income		$10,587			$10,436

Non-taxable securities		23			33
Tax equivalent adjustment (3)		14			21

Tax equivalent net interest income		$10,601			$10,457	`
Net interest spread (4)			3.66%			3.75%
Net interest margin (5)		3.75%			3.85%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 37.96% for 2014 and 38.55% for 2013.

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.96% for 2014 and 38.55% for 2013.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Index	M&F BANCORP, INC., AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Twelve Months Ended December 31, 2013 and 2012
(Dollars in thousands)	2013			2012
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$179,712	$10,276	5.72%	$180,729	$10,608	5.87%
Taxable securities	58,296	810	1.39	49,205	770	1.56
Nontaxable securities(2)	890	33	6.03	2,716	99	5.93
Federal funds sold and other interest on short-term investments	32,816	84	0.26	47,999	121	0.25
Total interest earning assets	271,714	11,203	4.13%	280,649	11,598	4.15%
Cash and due from banks	3,310			2,816
Other assets	21,120			20,682
Allowance for loan losses	(3,354)			(3,743)
Total assets	$292,790			$300,404

Liabilities and Equity
Savings deposits	$51,178	$78	0.15%	$53,823	$111	0.21%
Interest-bearing demand deposits	21,639	17	0.08	23,479	30	0.13
Time deposits	128,616	665	0.52	126,106	766	0.61
Total interest-bearing deposits	201,433	760	0.38	203,408	907	0.45
Borrowed funds	1,388	7	0.50	3,063	115	3.75
Total interest-bearing liabilities	202,821	767	0.38%	206,471	1,022	0.49%
Noninterest-bearing deposits	48,315			51,385
Other liabilities	5,796			5,822
Total liabilities	256,932			263,678
Stockholders' equity	35,858			36,726
Total liabilities and stockholders' equity	$292,790			$300,404

Net interest income		$10,436			$10,576

Non-taxable securities		33			99
Tax equivalent adjustment (3)		21			62

Tax equivalent net interest income		$10,457			$10,638
Net interest spread (4)			3.75%			3.66%
Net interest margin (5)		3.85%			3.79%

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

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rates, which are changes in the average rate multiplied by the average volume for the previous period;
•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and
•	Total change, which is the sum of the previous columns.

	Rate and Volume Variance Analysis			Rate and Volume Variance Analysis
	For the Years Ended			For the Years Ended
	December 31, 2014 vs. 2013			December 31, 2013 vs. 2012
(Dollars in thousands)	Rate	Volume	Total (1)	Rate	Volume	Total (1)
Interest income:
Loans receivable (2)	$(655)	$292	$(363)	$(274)	$(58)	$(332)
Taxable securities	276	182	458	(86)	126	40
Nontaxable securities	—	(10)	(10)	2	(68)	(66)
Federal funds sold	9	(11)	(2)	2	(39)	(37)
Total interest income	(370)	453	83	(356)	(39)	(395)
Interest expense:
Interest-bearing deposits	(99)	32	(67)	(140)	(7)	(147)
Borrowed funds	2	(3)	(1)	(100)	(8)	(108)
Total interest expense	(97)	29	(68)	(240)	(15)	(255)
Net interest income	$(273)	$424	$151	$(116)	$(24)	$(140)

(1) The changes in rates and volumes account for the total changes in interest income and interest expense.

(2) The interest income that would have been reflected on non-accruing loans is excluded from this analysis.

Noninterest Income. Noninterest income increased by $0.5 million in the year ended December 31, 2014 over the same period in 2013, primarily due to realized gains on the sales of repossessed assets of $0.5 million compared to none during the prior year. While gains and/or losses on the disposal of repossessed assets are not uncommon, we do not anticipate gains of this magnitude in the future. The Company earned $44 thousand less in service charge revenue, which is primarily activity-based, and $0.1 million less in rental income, which is occupancy-based, during 2014 compared to 2013. Other noninterest income increased by $0.1 million primarily due to a $55 thousand benefit on a life insurance policy and a $32 thousand increase in BEA amount received in 2014. The BEA is awarded by the U.S. Treasury Department, and reflects the Company’s support of economically distressed areas. During 2014, the Company received a BEA of $0.4 million compared to $0.3 million during 2013.

Noninterest Expense. Noninterest expense represents the cost of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased from $11.6 million for the year ended December 31, 2013 to $11.4 million for the year ended December 31, 2014. The largest reductions in noninterest expense were a $0.3 million decrease in salaries and employee benefits, decreased director fees of $0.1 million and decreased professional fees of $0.1 million, partially offset with increased other expenses of $0.2 million.

Occupancy expense decreased from $1.5 million for the year ended December 31, 2013 to $1.4 million for the year ended December 31, 2014, primarily due to reduced security guard expenses.

Directors’ fees decreased from $0.3 million for the year ended December 31, 2013 to $0.2 million for the year-ended December 31, 2014. The decrease was attributable to a reduced number of meetings.

Professional fees decreased $0.1 million to $0.8 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of decreased legal and audit expenses.

Information technology expense increased by $0.1 million or 7.31% during the year ended December 31, 2014 from $0.8 million to $0.9 million, primarily due to a core systems conversion during the third quarter of 2014. The new system is intended to provide the Bank with advanced technology in order to improve operational performance and expanded service capabilities for customers.

FDIC deposit insurance increased from $0.5 million for the year ended December 31, 2013 to $0.6 million for the year ended December 31, 2014. The increase reflects the overall increase in average assets upon which the premiums are calculated.

Other real estate owned (“OREO”) expenses totaled $0.3 million for the years ended December 31, 2014 and 2013.

Other expenses increased $0.2 million primarily related to a $0.1 increase off-balance sheet provision for unfunded line and letters of credit and $0.1 million increase in costs associated with impaired mortgage loans.

Provision for Income Taxes. The Company recorded income tax expense of $0.6 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. The overall effective rate increased from 29.38% for the year ended December 31, 2013 to 34.52% in the year ended December 31, 2014 due to a decrease in tax-exempt interest income and permanent tax to book differences decreasing.

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Any loans, including commercial loans, not specifically identified as impaired or TDRs, are collectively evaluated by loan type, applying two factors: the quantitative loss history by loan type for the relevant look back period compared to average loans outstanding for the same period (the "quantitative factor"), and a qualitative factor that is comprised of quantitatively-driven calculations based on historical data, and subjective factors (the "qualitative factors"). The quantitative portion of the ALLL is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcome inherent in the estimates used for the allowance.

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

As of December 31, 2014 and December 31, 2013, the ALLL was $3.4 million and $3.5 million, respectively, which represented approximately 1.96% and 1.84%, respectively, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2014, management switched from an eight-quarter look back period for measuring losses to a four-year look back period. The change in look back periods resulted in a $375 thousand increase in ALLL. We believe that having a longer look back period is a more conservative approach to estimating risks within the portfolio as it captures periods of increased economic uncertainty as compared to the past two years. Nonperforming assets, defined as non-accruing loans, OREO and other repossessed assets, at December 31, 2014 were 3.01% of total assets compared to 3.43% at December 31, 2013. Nonperforming assets as a percentage of total loans as of December 31, 2014 were 5.13% compared to 5.46% at December 31, 2013. For the years ended December 31, 2014 and December 31, 2013, the provision for loan losses was $50 thousand and $329 thousand, respectively.

Of non-accruing loans totaling $5.9 million at December 31, 2014, all of the outstanding balances were secured by real estate, which management believes mitigates the risk of loss. TDRs in compliance with modified terms totaled $20.9 million or 83.02% of total TDRs at December 31, 2014. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and the collection under any revised terms is assessed as probable. The Company evaluates impaired loans and TDR performance under the applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due. Loans are charged-off, with Board of Director approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except foreclosure, have been exhausted. The Company continues its collection efforts subsequent to charge-off, which historically has resulted in some recoveries each year.

Index	M&F BANCORP, INC., AND SUBSIDIARY

Loans outstanding as of the dates indicated were as follows:

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Commercial	$7,253	$12,344	$3,282	$7,688	$9,148
Commercial real estate:
Construction	2,557	4,758	3,621	1,871	1,187
Owner occupied	18,013	22,186	18,377	20,352	22,395
Other	19,493	32,145	26,171	24,831	25,179
Faith-based non-profit:
Construction	6,156	—	2,344	2,287	11,094
Owner occupied	84,499	78,761	76,418	78,161	79,490
Other	4,707	6,702	7,135	8,703	2,127
Residential real estate:
First mortgage	18,995	22,350	24,702	27,896	32,673
Multifamily	3,001	3,271	5,828	7,207	7,892
Home equity	4,124	3,051	3,161	4,457	5,123
Construction	506	241	83	—	2,243
Consumer	1,232	1,340	1,346	1,667	2,218
Other loans	4,552	2,326	2,754	2,964	3,559
Loans, net of deferred fees	175,088	189,475	175,222	188,084	204,328
ALLL	(3,440)	(3,493)	(3,499)	(3,850)	(3,851)
Loans, net of ALLL	$171,648	$185,982	$171,723	$184,234	$200,477

The following table shows the summary activity in the ALLL for the years indicated:

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Beginning balance	$3,493	$3,499	$3,850	$3,851	$3,564
Provision for loan loan losses	50	329	166	903	520
Charge-offs	(134)	(406)	(629)	(1,153)	(309)
Recoveries	31	71	112	249	76
Ending balance	$3,440	$3,493	$3,499	$3,850	$3,851

Net charge-offs to average loans	0.06%	0.19%	0.29%	0.46%	0.11%

Index	M&F BANCORP, INC., AND SUBSIDIARY

Activity in the ALLL for the years indicated was as follows:

	For the Year Ended December 31, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the year ended December 31, 2014
Charge-offs	—	—	—	(78)	(35)	(21)	—	(134)
Recoveries	—	—	—	22	1	8	—	31
Provision for loan losses	169	(229)	(649)	248	43	172	296	50
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440

	For the Year Ended December 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the year ended December 31, 2013
Charge-offs	(7)	(237)	—	(138)	(4)	(20)	—	(406)
Recoveries	—	27	—	26	8	10	—	71
Provision for loan losses	101	137	637	(332)	(15)	62	(261)	329
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493

	For the Year Ended December 31, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
For the year ended December 31, 2012
Charge-offs	—	(98)	—	(362)	(169)	—	—	(629)
Recoveries	—	75	—	17	20	—	—	112
Provision for loan losses	(258)	(67)	118	(17)	117	12	261	166
Total ending ALLL balance as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499

Index	M&F BANCORP, INC., AND SUBSIDIARY

	For the Year Ended December 31, 2011
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	—	(1,153)
Recoveries	95	126	—	3	25	—	—	249
Provision for loan losses	206	213	(161)	712	(2)	(65)	—	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

	For the Year Ended December 31, 2010
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2009	$401	$849	$1,170	$973	$105	$66	$—	$3,564
For the year ended December 31, 2010
Charge-offs	(17)	(98)	—	(132)	(60)	—	—	(307)
Recoveries	31	—	—	28	15	—	—	74
Provision for loan losses	236	(100)	119	176	45	44	—	520
Total ending ALLL balance as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851

Index	M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the ALLL and the reported investment in loans by portfolio segment and based on impairment method as of the dates indicated:

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for impairment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

Index	M&F BANCORP, INC., AND SUBSIDIARY

Impaired loans at the dates indicated were as follows:

	December 31, 2014
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	6
Owner occupied	42	42	—	16
Other	3,855	3,872	—	100
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	9,744	9,764	—	558
Other	—	—	—	—
Residential real estate:
First mortgage	2,894	2,881	—	172
Multifamily	—	—	—	—
Home equity	20	20	—	2
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with no allowance recorded	$16,632	$16,657	$—	$854

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	278	279	1	23
Owner occupied	4,760	4,800	10	200
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	7,063	7,361	6	327
Other	—	—	—	—
Residential real estate:
First mortgage	1,426	1,427	242	76
Multifamily	—	—	—	—
Home equity	145	145	17	6
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$13,672	$14,012	$276	$632
Impaired loans	$30,304	$30,669	$276	$1,486

Index	M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2013
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	363	364	—	28
Owner occupied	3,181	3,183	—	142
Other	5,486	5,503	—	256
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,151	14,203	—	681
Other	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213
Multifamily	—	—	—	—
Home equity	77	77	—	3
Construction	—	—	—	—
Consumer	11	11	—	—
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	3,510	3,500	931	242
Other	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29
Multifamily	—	—	—	—
Home equity	131	131	37	6
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277
Impaired loans	$30,647	$30,714	$1,006	$1,600

Index	M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2012
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	371	371	—	31
Owner occupied	530	530	—	38
Other	4,312	3,698	—	129
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,479	14,479	—	567
Other	—	—	—	—
Residential real estate:
First mortgage	814	814	—	19
Multifamily	—	—	—	—
Home equity	86	86	—	3
Construction	—	—	—	—
Consumer	16	16	—	—
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	238	238	87	15
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	428	428	44	30
Other	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90
Impaired loans	$22,817	$22,203	$480	$877

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

The total recorded investment in impaired loans as of December 31, 2014 decreased $0.4 million from December 31, 2013. Changes during the year were primarily due to the addition of 10 new loans totaling $3.0 million, primarily residential real estate – first mortgage and commercial real estate - other, less 10 paid off loans totaling $0.8 million, primarily residential real estate – construction and commercial real estate - other, 11 loans transferred to OREO totaling $0.9 million, primarily residential real estate – other and commercial real estate - other, two loans no longer considered impaired totaling $1.3 million, primarily faith-based non-profit – owner occupied, and three charged-off loans totaling $0.1 million, primarily residential real estate – first mortgage.

The recorded investment in TDRs, which are included in total impaired loans, was $25.1 million, $26.4 million, $20.2 million, $18.7 million and $9.4 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Loans for which principal or interest is in default for 90 days or more are classified as nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal processes are proceeding, which will enable the Bank to extend or modify maturity dates. Approximately $3.5 million and $1.0 million of past due loans represented loans that had matured and were in the process of being renewed at December 31, 2014 and 2013, respectively.

Index	M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of the dates indicated:

			90 Days
			or More
			Past Due
December 31, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	42	1	—	—
Other	2,860	3	771	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	133	2	541	2
Other	—	—	15	1
Residential real estate:
First mortgage	2,720	33	1,696	8
Multifamily	—	—	—	—
Home equity	165	7	—	—
Construction	—	—	—	—
Consumer	—	—	—	1
Other loans	—	—	—	—
Total	$5,920	46	$3,023	13

			90 Days
			or More
			Past Due
December 31, 2013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2,676	3	—	—
Other	532	3	110	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	29	1	332	1
Other	—	—	—	—
Residential real estate:
First mortgage	3,348	43	253	5
Multifamily	—	—	—	—
Home equity	124	7	—	—
Construction	—	—	—	—
Consumer	11	2	—	—
Other loans	—	—	—	—
Total	$6,720	59	$695	7

Index	M&F BANCORP, INC., AND SUBSIDIARY

			90 Days
			or More
			Past Due
December 31, 2012			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	39	1	224	4
Other	49	1	351	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	5,241	4	661	3
Other	—	—	—	—
Residential real estate:
First mortgage	3,384	44	357	6
Multifamily	—	—	—	—
Home equity	3	1	101	1
Construction	—	—	—	—
Consumer	16	2	—	—
Other loans	—	—	—	—
Total	$8,732	53	$1,694	15

			90 Days
			or More
			Past due
December 31, 2011			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$590	1	$—	—
Commercial real estate:
Construction	628	1	—	—
Owner occupied	772	4	52	1
Other	3,503	4	1	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	5,497	3	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	3,749	39	47	1
Multifamily	—	—	114	1
Home equity	582	8	—	—
Construction	—	—	—	—
Consumer	5	2	—	—
Other loans	—	—	—	—
Total	$15,326	62	$214	4

The following table presents the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of December 31, 2010:

December 31,
(Dollars in thousands)	2010

Non-accrual loans	$12,572
Loans past 90 days and still accruing	3,743
Total	$16,315

Index	M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the aging of the recorded investment in loans as of December 31, 2014 and 2013 by class of loans:

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,249	$7,252
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner Occupied	1,923	435	674	3,032	81,468	84,500
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$4	$—	$4	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—	4,758	4,758
Owner occupied	77	—	2,675	2,752	19,434	22,186
Other	—	—	642	642	31,503	32,145
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner Occupied	2,859	29	333	3,221	75,540	78,761
Other	1	—	—	1	6,701	6,702
Residential real estate:
First mortgage	747	275	2,602	3,624	18,726	22,350
Multifamily	—	—	—	—	3,271	3,271
Home equity	241	—	118	359	2,692	3,051
Construction	—	—	—	—	241	241
Consumer	6	3	9	18	1,322	1,340
Other loans	—	—	—	—	2,326	2,326
Total	$3,931	$311	$6,379	$10,621	$178,854	$189,475

The Company has allocated $17 thousand and $934 thousand of specific reserves to customers, whose loan terms had been modified in TDRs as of December 31, 2014 and December 31, 2013, respectively. The Company has not committed to lend additional amounts as of December 31, 2014 and December 31, 2013 to customers with outstanding loans that are classified as TDRs.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payments experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for impairment by the loan’s classification to credit risk. The analysis includes non-homogeneous loans, such as commercial, commercial real estate and faith-based non-profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following terms for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

Index	M&F BANCORP, INC., AND SUBSIDIARY

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the los are not corrected in a timely manner.

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans not identified as special mention, substandard or doubtful are classified as pass.

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,279	$3,159	$2,815	$—	$7,253
Commercial real estate:
Construction	2,202	—	355	—	2,557
Owner occupied	17,596	306	111	—	18,013
Other	14,263	457	4,773	—	19,493
Faith-based non-profit:
Construction	6,156	—	—	—	6,156
Owner Occupied	68,963	6,160	9,376	—	84,499
Other	4,707	—	—	—	4,707
Residential real estate:
First mortgage	14,328	88	4,579	—	18,995
Multifamily	2,910	31	60	—	3,001
Home equity	3,910	—	214	—	4,124
Construction	506	—	—	—	506
Consumer	1,213	14	5	—	1,232
Other loans	4,552	—	—	—	4,552
Total	$142,585	$10,215	$22,288	$—	$175,088

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

FINANCIAL CONDITION

Financial Condition at December 31, 2014 and December 31, 2013

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity. Gross loans and total deposits decreased for the year ended December 31, 2014 as compared with the year ended December 31, 2013.

Total assets decreased from $301.5 million as of December 31, 2013 to $298.4 million as of December 31, 2014, which was caused by a decrease in deposit base. Gross loans decreased by $14.4 million primarily due to loan pay downs, loan run-off and loan transfers to OREO. Investment securities available for sale increased $3.8 million to $69.7 million from December 31, 2013 to December 31, 2014. The increase in investment securities available for sale was driven by the management decision to move low yielding cash into higher yielding low risk bonds. Cash and cash equivalents increased $7.0 million to $35.6 million at December 31, 2014. OREO increased $0.1 million in 2014 to $3.1 million. Total liabilities decreased from $265.4 million as of December 31, 2013 to $261.8 million as of December 31, 2014, led by a decrease in total deposits of $4.1 million, partially offset with a decrease in other liabilities of $0.6 million.

Index	M&F BANCORP, INC., AND SUBSIDIARY

Total consolidated stockholders’ equity increased $0.5 million to $36.6 million as of December 31, 2014 compared to $36.1 million at December 31, 2013. For the year ended December 31, 2014, the net increase in retained earnings was comprised of $1.0 million of net income, offset by dividends declared to preferred stockholders of $0.2 million and common stockholders of $0.1 million. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss totaled $1.7 million and $1.4 million at December 31, 2014 and 2013, respectively.

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash, fed funds sold and short-term investments, increased $7.0 million from $28.6 million at December 31, 2013 to $35.6 million at December 31, 2014. The increase in cash and cash equivalents was the primary result of net loan payoffs and proceeds from called securities, which were not reinvested prior to year-end.

Loan Portfolio. Gross loans totaled $175.1 million and $189.5 million as of December 31, 2014 and 2013, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized business and faith-based non-profit organizations. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values in general or in our primary markets in particular, could impair the value of the underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2014, the percentage of loans in this niche, which included construction, real estate, and lines of credit, totaled approximately 54.47% of the total loan portfolio, and the reserve for these loans was 35.87% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appear to have been adversely affected by the economic downturn. Management monitors the loan portfolio for changes in trends of past dues and concentration.

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

The OREO portfolio increased a net $0.1 million from $3.0 million at December 31, 2013 to $3.1 million at December 31, 2014. During 2014 there was $0.9 million in additions to OREO through foreclosure or deed in lieu of foreclosure (“at foreclosure”), $0.7 million in sales of OREO, and $0.2 million in OREO write-downs during the year.

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

The table below shows the loans outstanding by type and maturity as of December 31, 2014:

			Faith
		Commercial	Based	Residential
(Dollars in thousands)	Commercial	Real Estate	Non-Profit	Real Estate	Consumer	Other	Total

Maturity dates:
Due within one year	$466	$15,271	$35,483	$5,214	$311	$4,523	$61,268
Due one to five years	3,588	20,544	45,591	9,561	261	—	79,545
Due after five years	3,199	4,248	14,288	11,851	660	29	34,275
Total	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$175,088

Loans due after one year:
Fixed rate	$735	$17,847	$54,814	$18,849	$416	$29	$92,690
Variable rate	6,052	6,945	5,065	2,563	505	—	21,130
Total	$6,787	$24,792	$59,879	$21,412	$921	$29	$113,820

Investment Securities. The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2014 and 2013, all investment securities were classified as available for sale.

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities ("U.S. Agencies")
•	U.S. Government sponsored residential mortgage backed securities ("MBS"), and
•	North Carolina municipal securities ("Municipals")

All securities owned as of December 31, 2014 and are investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2014 and December 31, 2013, the Company held 59 and 68 investment positions, respectively, with unrealized losses of $345 thousand and $791 thousand, respectively. These investments were generally in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than- temporary, and will not be likely required to sell.

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

Our available for sale securities totaled $69.7 million and $65.9 million as of December 31, 2014 and 2013, respectively. Securities with a fair value of $1.0 million were pledged to the FRB, and an additional $3.8 million and $18.1 million of securities were pledged to public housing authorities in NC and the NC Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2014. Securities with a fair value of $1.0 million were pledged to the FRB and an additional $3.5 million and $15.4 million of securities were pledged to public housing authorities in North Carolina and the NC Department of State Treasurer as collateral for public deposits at December 31, 2013.

The following table displays the amortized cost and fair value for the Company's investment portfolio for the periods ended December 31, 2014, 2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US government agencies	$12,373	$12,339	$7,000	$6,766	$1,322	$1,327
Government sponsored MBS
Residential	56,350	56,355	58,086	57,698	57,333	57,931
Municipal securities
North Carolina	1,009	1,009	1,485	1,455	1,497	1,553
Total	$69,732	$69,703	$66,571	$65,919	$60,152	$60,811

The following table presents contractual maturities of debt securities with the exception of MBS, which reflects projected cash flow streams, and weighted average yields at December 31, 2014. Actual maturities may differ, because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties. Certain mortgage-backed securities have adjustable interest rates and will reprice within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in the fair value that are reflected as a component of equity.

(Dollars in thousands)	As of December 31, 2014
	Fair Value	Amortized Cost	Average Yield
US government agencies
Due after one year through five years	$2,498	$2,499	2.02%
Due after five years through ten years	7,887	7,874	2.10%
Due after ten years	1,954	2,000	2.09%
Total US government agencies	$12,339	$12,373	2.08%

Government sponsored MBS
Residential
Due within one year	$10,114	$10,139	1.73%
Due after one year through five years	24,003	24,018	1.88%
Due after five years through ten years	13,803	13,771	2.08%
Due after ten years	8,435	8,422	2.26%
Total government sponsored MBS	$56,355	$56,350	1.96%

Municipal bonds
North Carolina
Due within one year	$162	$161	5.43%
Due after one year through five years	268	260	5.67%
Due after five years through ten years	579	588	2.50%
Total North Carolina municipal bonds	$1,009	$1,009	3.91%

Government National Mortgage Association with a fair value of $28.5 million and an amortized cost of $28.7 million, Federal Home Loan Mortgage Corporation with a fair value of $23.0 million and an amortized cost of $22.8 million, Fannie Mae with a fair value of $10.2 million and an amortized cost of $10.2 million and Federal Home Loan Bank with a fair value of $6.0 million and an amortized cost of $6.0 million are issuers that exceeds 10% of stockholders’ equity as of December 31, 2014. The U.S. Government guarantees all of our MBS.

Index	M&F BANCORP, INC., AND SUBSIDIARY

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 31.44% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $6.6 million in available borrowing capacity from the FHLB at December 31, 2014, and Federal Funds Lines of Credit ("Fed Funds lines") of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.7 million outstanding from the FHLB as of December 31, 2014. The maximum outstanding balance from the FHLB during the fourth quarter of 2014 was $0.7 million. The Company periodically draws on its Fed Funds lines to test the lines availability.

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

At December 31, 2014 and 2013 regulatory capital levels of the Company and Bank compared to regulatory standards were:

Index	M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,988	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	n/a	n/a
Bank	35,573	16.77	16,975	8.00	$21,219	10.00%
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	n/a	n/a
Bank	32,910	15.51	8,487	4.00	$12,731	6.00%
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	n/a	n/a
Bank	32,910	10.69	12,316	4.00	$15,395	5.00%

DEPOSITS AND DEBT

Deposits. Total deposits decreased from $259.9 million as of December 31, 2013 to $255.9 million as of December 31, 2014. Of these amounts, $48.0 million and $41.8 million were noninterest-bearing and $211.9 million and $214.1 million were interest-bearing deposits at December 31, 2013 and December 31, 2014, respectively. Time deposits of $250,000 and greater, including fully insured CDARS reciprocal deposits, were $14.3 million and $14.7 million as of December 31, 2014 and December 31, 2013, respectively. Time deposits of less than $250,000 were $122.2 million and $129.1 million as of December 31, 2014 and December 31, 2013, respectively.

The following table reflects deposits by type:

(Dollars in thousands)	December 31, 2014	December 31, 2013	December 31, 2012

Noninterest-bearing demand	$41,805	$48,057	$44,958
Interest-bearding demand	19,593	18,180	19,996
Savings	57,985	49,878	51,322
Time	136,477	143,812	134,603
Total deposits	$255,860	$259,927	$250,879

The following table reflects the maturities of time deposits of $250,000 or greater as of December 31, 2014, 2013 and 2012:

Index	M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2014		December 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Three months or less	$5,132	0.35%	$1,773	0.29%	2,002	0.11%
Over three months to six months	1,238	0.31	1,602	0.38	2,497	0.57
Over six months to twelve months	6,382	0.55	3,076	0.29	6,308	0.28
Over one year to five years	1,509	0.69	8,262	0.61	4,302	0.87
Total	$14,261	0.47%	$14,713	0.48%	15,109	0.47%

Debt. Borrowings as of December 31, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 50 bps that matures in 2020 and capital leases of $0.1 million with a blended interest rate of 1.60%. Please see Note 9 for details of the capital leases. Interest expense on advances from FHLB for the years ended December 31, 2014, 2013 and 2012 was $3 thousand, $4 thousand and $4 thousand, respectively. The maximum FHLB advances outstanding for the years ended December 31, 2014, 2013 and 2012 was $0.7 million. As of December 31, 2014, 2013 and 2012, the Bank had $0.7 million of outstanding advances with the FHLB, and had the availability of borrowing an additional $6.6 million from the FHLB at December 31, 2014. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $7.3 million, $8.0 million and $10.2 million as of December 31, 2014, 2013 and 2012, respectively.

OTHER

Capital Resources. Total stockholders' equity as of December 31, 2014 and 2013, including unrealized gains and/or losses net of taxes on available- for-sale securities and deferred pension liability, was $36.6 million and $36.1 million, respectively. The Company declared cash dividends on its common stock of $0.063 per share and $0.125 per share, totaling $0.1 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The Company paid preferred stock dividends of $0.2 million in each of the years ended December 31, 2014 and 2013.

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

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve, which monitors the Company's compliance. As of December 31, 2014, the Company met all of its liquidity and reporting requirements.

The Company had $35.6 million and $28.6 million in cash and cash equivalents as of December 31, 2014 and 2013, respectively. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less certificates of deposits in the amount of $100,000 or more) are one of the most stable sources of liquidity, together with equity capital funded $176.6 million, or 59.19%, of total assets as of December 31, 2014. As of December 31, 2013, core deposits and equity capital totaled $174.2 million, or 57.77%, of total assets.

The Company's liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $1.5 million of liquidity for the year ended December 31, 2014 compared to $1.7 million for the year ended December 31, 2013. The principal elements of operating activities are net income, increased by significant non-cash expenses including the provision for loan losses, depreciation and amortization, and realized net gains/ losses on the sale of assets.

In 2014, the Company experienced a net decrease of $13.4 million in loans, which were partially offset by a net decrease in deposits of $4.1 million.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2014, the Company had $12.8 million in investment securities that mature within the next 12 months. During 2014, the Company purchased $29.7 million in investment securities, received $13.4 million in principal collections, $1.5 million in sales and $11.0 million in calls and maturities. The Company also invested $1.5 million in additional bank-owned life insurance policies, which can be sold if increased liquidity is needed.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2014, the Bank had a maximum borrowing capacity, based on pledged collateral, of $7.3 million through the FHLB of Atlanta, of which $0.7 million was outstanding in a fixed rate, fixed term loan. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets, or $34.7 million, as of December 31, 2014.

As of December 31, 2014, the Bank owned $0.3 million worth of FHLB stock or 45.80% percent of its outstanding advances of $0.7 million. Borrowings and letters of credit are collateralized by a blanket lien held by the FHLB on the Bank's qualifying assets. The FHLB makes quarterly determinations whether it will repurchase any stock above its required amounts.

Off-Balance Sheet Arrangements. The Company has liquidity available from other sources such as Fed Funds lines and brokered certificates of deposit. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. The Company maintains a letter of credit, an off-balance sheet source funding unless drawn, collateralized by assets pledged to the FHLB. Fed Funds lines totaled $10.0 million at December 31, 2014, none of which was drawn as of that date. The Company periodically tests its Fed Funds lines to ensure accessibility and availability if needed. During 2014, other than testing the lines, no drawdowns were made on these lines.

Index	M&F BANCORP, INC., AND SUBSIDIARY

In addition to the sources of liquidity discussed above, the Company has off-balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off-balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$167	$14,935	$15,102
One to three years	250	5,113	5,363
Three to five years	—	3,621	3,621
More than five years	93	1,731	1,824
Total	$510	$25,400	$25,910

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

	For the Years Ended December 31,
	2014	2013	2012
Return on average assets	0.27%	0.04%	0.03%
Return on average stockholders' equity	2.20	0.35	0.28
Dividend payout ratio	0.16	2.08	2.50
Average stockholders' equity to average total assets	12.22	12.25	12.23

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

The Bank engages an asset/liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model, which projects the Bank's performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Bank's performance in a base strategy that reflects the Bank's current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing interest rates on net interest income. The December 31, 2014 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank's Board of Directors.

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

December 31, 2014
	Economic Value of	Economic Value of
Basis point change:	Equity	Equity Change %
(200)	14.71%	13.42%
200	13.47%	3.86%
No rate change	12.97%	N/A

December 31, 2013
	Economic Value of	Economic Value of
Basis point change:	Equity	Equity Change %
(200)	14.61%	13.96%
200	13.27%	3.51%
No rate change	12.82%	N/A

The table below presents the Bank's ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2014. This ratio measures an entity's balance sheet sensitivity to re-pricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
< 1 year	1.24
1-3 years	1.05
3-5 years	1.14
5-15 years	1.29
Over 15 years	1.29

Index	M&F BANCORP, INC., AND SUBSIDIARY

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Elliott Davis Decosimo, PLLC

Charlotte, North Carolina
March 18, 2015

Index	M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in thousands)	2014	2013

ASSETS

Cash and cash equivalents
Cash and due from banks	$2,871	$3,390
Interest-bearing deposits	32,703	22,193
Federal funds sold	—	3,000
Total cash and cash equivalents	35,574	28,583
Investment securities available for sale, at fair value	69,703	65,919
Other invested assets	301	389
Loans, net of unearned income and deferred fees	175,088	189,475
Allowance for loan losses	(3,440)	(3,493)
Loans, net	171,648	185,982
Interest receivable	816	912
Bank premises and equipment, net	4,293	4,373
Cash surrender value of bank-owned life insurance	7,695	6,191
OREO	3,069	3,032
Deferred tax assets and taxes receivable, net	4,114	4,153
Other assets	1,172	1,955
TOTAL ASSETS	$298,385	$301,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$214,055	$211,870
Noninterest-bearing deposits	41,805	48,057
Total deposits	255,860	259,927
Other borrowings	784	847
Other liabilities	5,163	4,578
Total liabilities	261,807	265,352

COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 14 and 16)

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,729	11,727
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized as of December 31, 2014 and no shares authorized as of December 31, 2013, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,785	17,103
Accumulated other comprehensive loss	(1,668)	(1,425)
Total stockholders' equity	36,578	36,137

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,385	$301,489

See notes to consolidated financial statements.

Index	M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
(Dollars in thousands except for share and per share data)	2014	2013

Interest income:
Loans, including fees	$9,913	$10,276
Investment securities, including dividends
Taxable	1,268	810
Tax-exempt	23	33
Other	82	84

Total interest income	11,286	11,203
Interest expense:
Deposits	693	760
Borrowings	6	7

Total interest expense	699	767
Net interest income	10,587	10,436
Less provision for loan losses	50	329

Net interest income after provision for loan losses	10,537	10,107

Noninterest income:
Service charges	1,118	1,162
Rental income	180	293
Cash surrender value of life insurance	205	213
Realized gains on sales of investments	14	—
Gain on sale of repossessed assets	515	—
Other income	432	333
Total noninterest income	2,464	2,001

Noninterest expense:
Salaries and employee benefits	5,471	5,776
Occupancy and equipment	1,444	1,474
Directors fees	213	304
Marketing	137	166
Professional fees	743	825
Information technology	910	848
FDIC deposit insurance	570	512
OREO expense, net	319	301
Delivery expenses	161	170
Other	1,434	1,218
Total noninterest expense	11,402	11,594

Income before income taxes	1,599	514
Income tax expense	552	151
Net income	1,047	363

Less preferred stock dividends and accretion	(237)	(237)

Net income available to common stockholders	$810	$126

Basic and diluted earnings per share of common stock:	$0.40	$0.06
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements.

Index	M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	YEARS ENDED DECEMBER 31,
	2014	2013

Net income	$1,047	$363

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on securities available for sale	609	(1,311)
Tax Effect	(231)	480
Reclassification adjustments for realized gains	14	—
Tax Effect	(5)	—
Net of tax amount	387	(831)

Defined benefit pension plans:
Net actuarial gains (losses)	(988)	1,339
Tax effect	357	(526)
Prior service cost	2	2
Tax effect	(1)	(1)
Net of tax amount	(630)	814

Other comprehensive loss, net of tax	(243)	(17)

Comprehensive income	$804	$346

See notes to consolidated financial statements

Index	M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014 and 2013
					Accumulated
	Number				Other
	of	Common	Preferred	Retained	Comprehensive
(Dollars in thousands except for share data)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2012	2,031,337	$8,732	$11,725	$17,230	$(1,408)	$36,279
Accretion of Series B preferred stock issuance costs	—	—	2	(2)	—	—
Net income	—	—	—	363	—	363
Other comprehensive loss, net of tax	—	—	—	—	(17)	(17)
Dividends declared on preferred stock	—	—	—	(235)	—	(235)
Dividends declared on common stock ($0.125 per share)	—	—	—	(253)	—	(253)

Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137

Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137
Accretion of Series B preferred stock issuance costs	—	—	2	(2)	—	—
Net income	—	—	—	1,047	—	1,047
Other comprehensive loss, net of tax	—	—	—	—	(243)	(243)
Dividends declared on preferred stock	—	—	—	(235)	—	(235)
Dividends declared on common stock ($0.063 per share)	—	—	—	(128)	—	(128)

Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578

Index	M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31,
(Dollars in thousands)	2014	2013

Cash flows from operating activities:
Net income	$1,047	$363
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	50	329
Depreciation and amortization	354	348
Gain on disposition of repossessed asset	(515)	—
Amortization of discounts/premiums on investments, net	684	1,032
Loan purchase accounting amortization, net	—	43
Deferred income tax (benefit) provision	172	(37)
Gains on sale of available for sale securities	(14)	—
Increase in cash surrender value of bank owned life insurance	(205)	(213)
Gain at foreclosure	(51)	(8)
Net gain on sale of OREO	(61)	(13)
Contribution of OREO	6	—
Writedown of OREO	235	188
Net changes in:
Accrued interest receivable and other assets	278	(255)
Other liabilities	(402)	(47)

Net cash provided by operating activities	1,578	1,730

Cash flows from investing activities:
Activity in available for sale securities:
Sales	1,470	—
Maturities and calls	10,965	2,000
Principal collections	13,417	17,508
Purchases	(29,683)	(26,959)
FHLB stock purchases	(263)	—
FHLB stock redemptions	351	99
Net (increase) decrease in loans	13,390	(16,910)
Purchases of bank premises and equipment	(281)	(77)
Disposal of bank premises and equipment	7	—
Proceeds from death benefit of bank-owned life insurance policies	201	—
Purchase of bank-owned life insurance policy	(1,500)	—
Proceeds from disposition of repossessed asset	1,107	—
Proceeds from sale of OREO	725	87

Net cash provided by (used in) investing activities	9,906	(24,252)

Cash flows from financing activities:
Net increase (decrease) in deposits	(4,067)	9,087
Proceeds from other borrowings	146	124
Repayments of other borrowings	(209)	(204)
Cash dividends	(363)	(488)

Net cash provided by (used in) financing activities	(4,493)	8,519

Net increase (decrease) in cash and cash equivalents	6,991	(14,003)

Cash and cash equivalents as of the beginning of the period	28,583	42,586

Cash and cash equivalents as of the end of the period	$35,574	$28,583

See notes to consolidated financial statements.

Index	M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	For the Years Months Ended
	December 31,
(Dollars in thousands)	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$698	$811
Income Taxes	386	—
Noncash Transactions:
Loans transferred to OREO	891	269
Net unrealized gain (loss) on investment securities available for sale, net of deferred income tax	387	(831)
Loans transferred to foreclosed assets	3	—
Accretion of Series B preferred stock issuance costs	2	2
Adjustments related to defined benefit plans, net of deferred income tax expense	(630)	814
Transfer of participation loans sold from other borrowings to loans	—	(2,010)
Transfer between fixed assets and noninerest-bearing deposit account	—	(39)

See notes to consolidated financial statements.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents - The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value, and cash held at the Federal Reserve Bank of Richmond ("FRB"). The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers' deposits as a reserve. As of December 31, 2014 and 2013, the Bank, held deposits as shown:

			Correspondent
			Bank
	Federal Reserve		Federal Funds
(Dollars in thousands)	Required Average	Excess	Sold	Time Deposits	Core Deposits	Total

December 31, 2014	$1,557	$29,707	$—	$2,470	$1,840	$35,574
December 31, 2013	$1,520	$20,164	$3,000	$—	$3,899	$28,583

As of December 31, 2014 and 2013, the Bank held deposits of $0.1 million and $0.4 million, respectively at other financial institutions in excess of the federally insured balances.

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

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. There were no credit write-downs in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2014 or 2013, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2014 and 2013.

Other Invested Assets - Other invested assets are investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2014 and 2013, the Company's investments in FHLB stock were $0.3 million and $0.4 million, respectively.

Loans - Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Loans (net) are reduced by the ALLL. Nonrefundable loan fees, net of direct costs, associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the effective interest method. Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.

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

In the case where a nonaccrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the remaining loan balance at the contractual interest rate. Receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charged off balances have been fully recovered.

Reserve for Credit Losses - The Company's reserve for credit losses is comprised of two components, the allowance for loan losses and the reserve for unfunded commitments (the "Unfunded Reserve").

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

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition, and regulatory requirements. The quantitative drivers, to which different weights are assigned based on management's judgment, are reviewed and updated quarterly. The quantitative loss history was based on a four 1-year rolling look back at December 31, 2014, and previously on eight-quarter look back, history of losses incurred by different loan types within the loan portfolio. The change in methodology resulted in a $375 thousand increase in the ALLL at December 31, 2014.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the ALLL, as adjusted for estimated funding probabilities and historical four 1-year rolling look back quantitative loan loss factor for 2014 and an eight-quarter rolling look-back quantitative loan loss factor for 2013. The look back period was extended during the fourth quarter of 2014 to capture a period of increased losses. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $34 thousand and $13 thousand for December 31, 2014 and 2013, respectively, were reflected in other liabilities on the Consolidated Balance Sheet.

Bank Premises and Equipment, Net - Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed by the straight-line method and are charged to operations over the estimated useful lives of the assets, which range from 30-50 years for premises; generally 6-10 years for furniture and equipment, and 3-5 years for information technology equipment and software. Leasehold improvements are amortized over the terms of the respective leases or the useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to operations as incurred. The Bank reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If the sum of the expected cash flows attributable to an asset is less than the stated amount of the asset, an impairment loss is recognized in the current period and charged to operations. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Cash Surrender Value of Life Insurance - The Bank maintains life insurance on certain current and former officers and directors, of which the Bank is owner and beneficiary. The cash surrender value of the policies at December 31, 2014 and 2013 was $7.7 million and $6.2 million, respectively. Income from the policies and changes in the net cash surrender value, excluding additional purchases or withdrawals, are recorded in noninterest income.

OREO - OREO, which represents real estate acquired through foreclosure, or the transfer of the deed in lieu of foreclosure, in satisfaction of commercial and consumer real estate collateralized loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the ALLL. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income or non-interest expense. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest expense. As of December 31, 2014 and 2013, there was $3.1 million and $3.0 million, respectively, of foreclosed properties included in OREO on the Consolidated Balance Sheets. OREO excludes bank-owned property held for sale at December 31, 2014 and 2013.

Earnings Per Share - Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. As of December 31, 2014 and 2013, there were no stock options outstanding.

Advertising Costs - Advertising is expensed as incurred.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more- likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2014 and 2013, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company's federal and state income tax returns are subject to review and examination by government authorities.

Comprehensive Income (Loss) - Comprehensive income (loss) is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income and other comprehensive (loss) income. The Company's other comprehensive (loss) income and accumulated other comprehensive loss are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company’s other comprehensive (loss) income and accumulated comprehensive loss as of and for the years ended December 31, 2014 and 2013 are presented in the Consolidated Statements of Comprehensive Income.

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

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency securities (“U.S. Agencies”), U.S. Government sponsored residential mortgage backed securities (“MBS”) and State and Municipal Bonds (“Municipals”).

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

New Accounting Pronouncements –

In January 2014, the FASB amended the “Receivables—Troubled Debt Restructurings by Creditors” subtopic of the Codification to address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure. The amendments clarify the criteria for determining that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. The amendments also outline interim and annual disclosure requirements. The amendments are effective for the Company for interim and annual reporting periods beginning after December 15, 2014. Companies are allowed to use either a modified retrospective transition method or a prospective transition method when adopting this update. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect this guidance to have a material effect on its financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from U.S. GAAP. Existing U.S. GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2014 and 2013 all investment securities were classified as available for sale.

Our available-for-sale securities totaled $69.7 million and $65.9 million as of December 31, 2014 and 2013, respectively. In the normal course of business, the Company pledges securities to the FRB and to public housing authorities in NC and the NC Department of State Treasurer (“State Treasurer”) as collateral for public deposits. The following table shows the amounts pledged as well as a letter of credit with the FHLB utilized in lieu of pledged investments for the public housing authorities and State Treasurer:

(Dollars in thousands)	December 31, 2014	December 31, 2013

Pledged to FRB	$1,008	$1,018
Pledged for public housing	3,816	3,452
Pledged to the NC State Treasurer	18,115	15,353
Letter of Credit with the FHLB	—	2,000

Our investment portfolio consists of the following securities:

•	U.S. Agencies
•	MBS, and
•	Municipals

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2014 and 2013 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2014
U.S. Agencies	$12,373	$26	$(60)	$12,339
MBS
Residential	56,350	281	(276)	56,355
Municipals
North Carolina	1,009	9	(9)	1,009
Total	$69,732	$316	$(345)	$69,703

December 31, 2013
U.S. Agencies	$7,000	$—	$(234)	$6,766
MBS
Residential	58,086	118	(506)	57,698
Municipals
North Carolina	1,485	21	(51)	1,455
Total	$66,571	$139	$(791)	$65,919

Sales and calls of securities available for sale for the year ended December 31, 2014 and December 31, 2013 resulted in aggregate gross realized gains of $14 thousand and none, respectively, and no realized losses during either period.

The amortized cost and estimated market values of securities as of December 31, 2014 and 2013 by contractual maturities with the exception of MBS, which reflects projected cash flow streams, are shown below. Actual maturities may differ, because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties. Certain mortgage-backed securities have adjustable interest rates and will reprice within the various maturity ranges. These repricing schedules are not reflected in the table below.

(Dollars in thousands)	As of December 31, 2014
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$2,498	$2,499
Due after one year through five years	7,887	7,874
Due after five years through ten years	1,954	2,000
Total US government agencies	$12,339	$12,373

MBS
Residential
Due within one year	$10,114	$10,139
Due after one year through five years	24,003	24,018
Due after five years through ten years	13,803	13,771
Due after ten years	8,435	8,422
Total government sponsored MBS	$56,355	$56,350

Municipals
North Carolina
Due within one year	$162	$161
Due after one year through five years	268	260
Due after five years through ten years	579	588
Total North Carolina municipal bonds	$1,009	$1,009

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2013
	Fair Value	Amortized Cost
U.S. Agencies
Due after one year through five years	$4,934	$5,000
Due after five years through ten years	1,832	2,000
Total US government agencies	$6,766	$7,000

MBS
Residential
Due within one year	$12,090	$12,156
Due after one year through five years	25,152	25,314
Due after five years through ten years	12,450	12,560
Due after ten years	8,006	8,056
Total government sponsored MBS	$57,698	$58,086

Municipals
North Carolina
Due within one year	$472	$465
Due after one year through five years	437	423
Due after five years through ten years	546	597
Total North Carolina municipal bonds	$1,455	$1,485

As of December 31, 2014 and December 31, 2013, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Agencies	$5,982	$(14)	$1,954	$(46)	$7,936	$(60)
MBS
Residential	12,594	(73)	13,476	(203)	26,070	(276)
Municipals
North Carolina	—	—	579	(9)	579	(9)
Total at December 31, 2014	$18,576	$(87)	$16,009	$(258)	$34,585	$(345)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
U.S. Agencies	$6,766	$(234)	$—	$—	$6,766	$(234)
MBS
Residential	46,373	(506)	20	—	46,393	(506)
Municipals
North Carolina	546	(51)	—	—	546	(51)
Total at December 31, 2013	$53,685	$(791)	$20	$—	$53,705	$(791)

All securities owned as of December 31, 2013 and December 31, 2012 were investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2014 and 2013, the Company held 59 and 68 investment positions, respectively, with unrealized losses of $345 thousand and $791 thousand, respectively. These investments were in U.S. agencies, MBS and municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

3. FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% during 2014 and 0.12% during 2013 of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million and $20.0 million, respectively), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively. No ready market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2014 and 2013. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2014 or 2013. The FHLB of Atlanta in which the Company owns stock has been profitable in each of the years ended December 31, 2014 and 2013.

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For The Years Ended December 31, 2014 and 2013

(Dollars in thousands)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2012	$427	$(1,835)	$(1,408)
Other comprehensive income (loss) before reclassifications	(831)	813	(18)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Net current-period other comprehensive income (loss)	(831)	814	(17)
Balance as of December 31, 2013	$(404)	$(1,021)	$(1,425)

Balance as of December 31, 2013	$(404)	$(1,021)	$(1,425)
Other comprehensive income before reclassifications	378	(631)	(253)
Amounts reclassified from accumulated other comprehensive loss	9	1	10
Net current-period other comprehensive income (loss)	387	(630)	(243)
Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)

All amounts are net of tax.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Years Ended December 31,
(Dollars in thousands)	2014	2013

Detail about Acumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Amount Reclassified from Accumulated Other Comprehensive Income
Unrealized holding loss - investment securities available-for-sale	$14	$—
	(5)	—
	9	—

Amortization of defined benefit pension	2	2
	(1)	(1)
	1	1

Total reclassifications for the period	$10	$1

6. LOANS AND ALLL

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

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Any loans, including commercial loans, not specifically identified as impaired or TDRs, are collectively evaluated and segmented by loan type, applying two factors: the quantitative loss history by loan type for the previous 4 1-year periods at December 31, 2014, previously eight quarters, compared to average loans outstanding for the same period (the "quantitative factor"), and a qualitative factor that is comprised of quantitatively-driven calculations based on historical data, and subjective factors (the "qualitative factors"). The change in methodology resulted in a $375 thousand increase in the ALLL at December 31, 2014. The quantitative portion of the ALLL is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

As of December 31, 2014 and December 31, 2013, the ALLL was $3.4 million $3.5 million, which represented approximately 1.96% and 1.84% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. Loans decreased $14.4 million from December 31, 2013 to December 31, 2014, impaired loans decreased $343 thousand over the same period, and the reserve allocated for impaired loans individually evaluated decreased by $730 thousand over the same period. The large decrease in reserve for impaired loans was primarily attributable to one real estate secured loan. As of December 31, 2014, the total loans collectively evaluated totaled $144.8 million compared to $158.8 million at December 31, 2013. The corresponding allowance for loans collectively reviewed for impairment totaled $3.2 million and $2.5 million at December 31, 2014 and December 31, 2013, respectively. Net charge-offs totaled $103 thousand and $335 thousand for the years ended December 31, 2013 and December 31, 2012, respectively.

Of the non-accruing loans totaling $5.9 million at December 31, 2014, 2.25% are secured by faith-based non-profit real estate, 97.75% are secured by real estate excluding faith-based non-profit. Management believes loans secured by real estate lessen the risk of loss. TDRs in compliance with the modified terms totaled $20.9 million or 83.02% at December 31, 2014. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised term is assessed as probable. The Company evaluates impaired and TDR performance under the banking guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of December 31, 2014 and 2013:

(Dollars in thousands)	December 31, 2014	December 31, 2013

Commercial	$7,253	$12,344
Commercial real estate:
Construction	2,557	4,758
Owner occupied	18,013	22,186
Other	19,493	32,145
Faith-based non-profit:
Construction	6,156	—
Owner occupied	84,499	78,761
Other	4,707	6,702
Residential real estate:
First mortgage	18,995	22,350
Multifamily	3,001	3,271
Home equity	4,124	3,051
Construction	506	241
Consumer	1,232	1,340
Other loans	4,552	2,326
Loans, net of deferred fees	175,088	189,475
ALLL	(3,440)	(3,493)
Loans, net of ALLL	$171,648	$185,982

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. At December 31, 2014, the percentage of loans in this segment, which included construction, owner occupied real estate secured, and other loans, comprised 54.47% of the total loan portfolio. The reserve allocated for these loans is 35.87% of the total ALLL. Historically the Bank has experienced low levels of loan losses in this segment; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

Management has identified its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The following tables present the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method as of December 31, 2014 and December 31, 2013, respectively:

	For the Year Ended December 31, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the year ended December 31, 2014
Charge-offs	—	—	—	(78)	(35)	(21)	—	(134)
Recoveries	—	—	—	22	1	8	—	31
Provision for loan losses	169	(229)	(649)	248	43	172	296	50
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

	For the Year Ended December 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the year ended December 31, 2013
Charge-offs	(7)	(237)	—	(138)	(4)	(20)	—	(406)
Recoveries	—	27	—	26	8	10	—	71
Provision for loan losses	101	137	637	(332)	(15)	62	(261)	329
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following table presents the ALLL by loan type and as a percentage of loans outstanding:

	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
		% of Total		% of Total		% of Total		% of Total		% of Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$353	0.20%	$184	0.10%	$90	0.05%	$348	0.19%	$651	0.32%
Commercial real estate	579	0.33%	808	0.43%	881	0.50%	971	0.52%	651	0.32%
Faith-based non-profit	1,234	0.70%	1,883	0.99%	1,246	0.71%	1,128	0.60%	1,289	0.63%
Residential real estate	685	0.39%	493	0.26%	937	0.53%	1,299	0.69%	1,045	0.51%
Consumer	28	0.02%	19	0.01%	30	0.02%	62	0.03%	105	0.05%
Other loans	265	0.15%	106	0.06%	54	0.03%	42	0.02%	110	0.05%
Unallocated	296	0.17%	—	0.00%	261	0.15%	—	0.00%	—	0.00%
Total	$3,440	1.96%	$3,493	1.85%	$3,499	1.99%	$3,850	2.05%	$3,851	1.88%

The following table presents loans by impairment analysis and related ALLL:

	December 31, 2013
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$—	$931	$75	$—	$—	$—	$1,006
Collectively evaluated for impairment	184	808	952	418	19	106	—	2,487
Total ending ALLL balance	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Loans:
Loans individually evaluated for impairment	$—	$9,029	$17,661	$3,947	$11	$—	$—	$30,648
Loans collectively evaluated for imapirment	12,344	50,060	67,802	24,966	1,329	2,326	—	158,827
Total ending loans balance	$12,344	$59,089	$85,463	$28,913	$1,340	$2,326	$—	$189,475

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables show impaired loans with and without valuation allowances as of December 31, 2014 and 2013:

	December 31, 2014
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	6	186
Owner occupied	42	42	—	16	2,818
Other	3,855	3,872	—	100	3,017
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	9,744	9,764	—	558	9,937
Other	—	—	—	—	40
Residential real estate:
First mortgage	2,894	2,881	—	172	2,717
Multifamily	—	—	—	—	—
Home equity	20	20	—	2	70
Construction	—	—	—	—	—
Consumer	—	—	—	—	8
Impaired loans with no allowance recorded	$16,632	$16,657	$—	$854	$18,793

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	278	279	1	23	176
Owner occupied	4,760	4,800	10	200	1,164
Other	—	—	—	—	1,714
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	7,063	7,361	6	327	6,801
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,426	1,427	242	76	644
Multifamily	—	—	—	—	—
Home equity	145	145	17	6	112
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$13,672	$14,012	$276	$632	$10,611
Impaired loans	$30,304	$30,669	$276	$1,486	$29,404

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2013
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$74
Commercial real estate:
Construction	363	364	—	28	321
Owner occupied	3,181	3,183	—	142	1,194
Other	5,486	5,503	—	256	4,858
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	14,151	14,203	—	681	12,880
Other	—	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213	2,143
Multifamily	—	—	—	—	—
Home equity	77	77	—	3	50
Construction	—	—	—	—	—
Consumer	11	11	—	—	9
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323	$21,529

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	59
Other	—	—	—	—	251
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	3,510	3,500	931	242	631
Other	—	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29	1,017
Multifamily	—	—	—	—	—
Home equity	131	131	37	6	42
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277	$2,000
Impaired loans	$30,647	$30,714	$1,006	$1,600	$23,529

The recorded investment in loan balance is net of deferred fees and costs, and partial charge-offs, where applicable.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

There were no new TDR modifications during 2014. The Bank completed four TDR modifications within the year ended December 31, 2013. All of the TDRs were secured by real estate. Of the four loans restructured during the year ended December 31, 2013, one loan totaling $2.6 million was not in compliance with the restructured terms. Based upon financial analysis and the fair value of collateral, the Bank allocated $0.9 million of specific reserves for TDRs.

The followings tables present details of TDR loans that were restructured during the year ended December 31, 2013:

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

The following table presents loans modified as TDRs with a payment default occurring within 12 months of the restructure date, during the year ended December 31, 2013:

	During the Twelve Months Ended
	December 31, 2013
	Default
	Number of	Recorded
(Dollars in thousands)	Loans	Investment

Below market interest rate and extended payment terms	1	$2,598
Below market interest rate	—	—
Extended payment terms	—	—
Total	1	$2,598

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

			90 Days
			or More
			Past Due
December 31, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	42	1	—	—
Other	2,860	3	771	1
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	133	2	541	2
Other	—	—	15	1
Residential real estate:
First mortgage	2,720	33	1,696	8
Multifamily	—	—	—	—
Home equity	165	7	—	—
Construction	—	—	—	—
Consumer	—	—	—	1
Other loans	—	—	—	—
Total	$5,920	46	$3,023	13

			90 Days
			or More
			Past Due
December 31, 2013			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	2,676	3	—	—
Other	532	3	110	1
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	29	1	332	1
Other	—	—	—	—
Residential real estate:
First mortgage	3,348	43	253	5
Multifamily	—	—	—	—
Home equity	124	7	—	—
Construction	—	—	—	—
Consumer	11	2	—	—
Other loans	—	—	—	—
Total	$6,720	59	$695	7

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

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Unrecognized income on non-accrual loans as of December 31, 2014 and December 31, 2013 was $0.3 million and $0.5 million, respectively, representing a decrease of $0.2 million in the most recent year.

The following tables present loans not past due, and the aging of past due loans as of December 31, 2014 and 2013 by class of loans:

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,250	$7,253
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner Occupied	1,923	435	674	3,032	81,467	84,499
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

			90 Days
December 31, 2013	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$4	$—	$4	$12,340	$12,344
Commercial real estate:
Construction	—	—	—	—	4,758	4,758
Owner occupied	77	—	2,675	2,752	19,434	22,186
Other	—	—	642	642	31,503	32,145
Faith-based non-profit:
Construction	—	—	—	—	—	—
Owner Occupied	2,859	29	333	3,221	75,540	78,761
Other	1	—	—	1	6,701	6,702
Residential real estate:
First mortgage	747	275	2,602	3,624	18,726	22,350
Multifamily	—	—	—	—	3,271	3,271
Home equity	241	—	118	359	2,692	3,051
Construction	—	—	—	—	241	241
Consumer	6	3	9	18	1,322	1,340
Other loans	—	—	—	—	2,326	2,326
Total	$3,931	$311	$6,379	$10,621	$178,854	$189,475

Non-accrual loans decreased $0.8 million as of December 31, 2014 compared to December 31, 2013, while total loans past due increased by $1.9 million over the same period. Not reflected in the table above are non-accrual loans past due less than 30 days. As shown in the following table at December 31, 2014, the Company had $0.7 million in non-accrual loans that are less than 30 days past due.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2014.

December 31, 2014
(Dollars in thousands)	Non-accrual	Number

Loans past due over 90 days still on accrual	$3,023	46
Non-accrual loans past due
Less than 30 days	$721	11
30-59 days	485	6
60-89 days	59	1
90+ days	4,655	28
Non-accrual loans	$5,920	46

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2013.

December 31, 2013
(Dollars in thousands)	Non-accrual	Number

Loans past due over 90 days still on accrual	$695	$7
Non-accrual loans past due
Less than 30 days	$444	10
30-59 days	495	3
60-89 days	98	3
90+ days	5,683	43
Non-accrual loans	$6,720	59

The Company experienced $0.1 million in net loan charge-offs for the year ended December 31, 2014 compared to $0.3 million in net charge-offs for the year ended December 31, 2013. Net charge-offs totaled 0.06% and 0.19% of average loans outstanding for the years ended December 31, 2014 and 2013, respectively.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes homogenous loans, such as commercial, commercial real estate and faith based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. These loans exhibit a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and service coverage of the debtor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of or repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller balance homogenous loan that is not a TDR and is not in the process of foreclosure. These loan exhibits a distinct possibility that the company will sustain some loss if the deficiencies related to the loans is not corrected in a timely manner.

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added character that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans are classified as pass in all classes within the commercial, faith-based non-profit, mortgage, consumer, and other portfolio segments that are not identified as special mention, substandard, or doubtful, are contractually current as to principal and interest, and are otherwise in compliance with the contractual terms of the loan agreement. These loans exhibit a low likelihood of loss related to loans that are considered pass.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,279	$3,159	$2,815	$—	$7,253
Commercial real estate:
Construction	2,202	—	355	—	2,557
Owner occupied	17,596	306	111	—	18,013
Other	14,263	457	4,773	—	19,493
Faith-based non-profit:
Construction	6,156	—	—	—	6,156
Owner occupied	68,963	6,160	9,376	—	84,499
Other	4,707	—	—	—	4,707
Residential real estate:
First mortgage	14,328	88	4,579	—	18,995
Multifamily	2,910	31	60	—	3,001
Home equity	3,910	—	214	—	4,124
Construction	506	—	—	—	506
Consumer	1,213	14	5	—	1,232
Other loans	4,552	—	—	—	4,552
Total	$142,585	$10,215	$22,288	$—	$175,088

As of December 31, 2013, the risk category of loans by class of loans was as follows:

December 31, 2013
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$12,342	$—	$2	$—	$12,344
Commercial real estate:
Construction	4,396	—	362	—	4,758
Owner occupied	17,586	625	3,975	—	22,186
Other	27,584	2,703	1,858	—	32,145
Faith-based non-profit:
Construction	—	—	—	—	—
Owner occupied	66,626	7,474	4,661	—	78,761
Other	6,701	1	—	—	6,702
Residential real estate:
First mortgage	17,890	427	4,033	—	22,350
Multifamily	3,171	38	62	—	3,271
Home equity	2,668	—	383	—	3,051
Construction	241	—	—	—	241
Consumer	1,323	—	17	—	1,340
Other loans	2,326	—	—	—	2,326
Total	$162,854	$11,268	$15,353	$—	$189,475

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

7. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment, net as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013

Land	$747	$747
Buildings and leasehold improvements	7,263	7,227
Furniture and equipment	2,565	2,347
Capital Lease	315	295
	10,890	10,616
Less: accumulated depreciation and amortization	6,597	6,243
	$4,293	$4,373

Total depreciation expense was $0.4 and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

8. DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. The total deposits that were re-classified to loans due to overdrafts were $46 thousand and $204 thousand at December 31, 2014 and 2013, respectively.

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Amount
2015	$129,032
2016	4,171
2017	2,779
2018	474
2019	21
Total	$136,477

Principal maturities of time deposits of $250,000 or more as of December 31, 2014 were as follows:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Three months or less	$5,132	0.35%	$1,773	0.29%
Over three months to six months	1,238	0.31	1,602	0.38
Over six months to twelve months	6,382	0.55	3,076	0.29
Over one year to five years	1,509	0.69	8,262	0.61
Total	$14,261	0.47%	$14,713	0.48%

For the years ended December 31, 2014 and 2013, the Bank had $65 thousand and $69 thousand, respectively, in interest expense for time deposits greater than $250,000.

In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, are deposit customers. These relationships had aggregate deposits of $1.2 million and $1.4 million as of December 31, 2014 and 2013, respectively. The Bank had three deposit relationships for the year ended December 31, 2014 and 2013 with individual balances in excess of five percent of total deposits totaling $55.0 million.

9. LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. The following are future minimum capital lease payments as required under the agreements as of December 31, 2014:

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	Amount
2015	$65
2016	51
2017	5
2018	3
Total	$124

The capital leases had an average interest rate of 1.60% and an expense of $2 thousand for the year ended December 31, 2014.

The following are future minimum operating lease payments as required under the agreements:

(Dollars in thousands)	Amount
2015	$29
2016	4
Total	$33

Rent expense for all operating leases amounted to approximately $0.1 million in 2014 and 2013.

The Bank leases out office space in some of its vacant office space in its headquarters and branches. The following are the minimum rentals to be received under related lease agreements:

Minimum Rents to be Received
(Dollars in thousands)	Amount
2015	$180
2016	160
2017	87
Total	$427

Rental income for the years ended December 31, 2014 and 2013 was $0.2 and $0.3 million, respectively.

10. BORROWINGS

Borrowings as of December 31, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.1 million with an average interest rate of 1.60%. Please see Note 9 for details on leases. Interest expense on advances from FHLB for the years ended December 31, 2014 and December 31, 2013 was $3 thousand and $4 thousand, respectively. The maximum FHLB advances outstanding for the year ended December 31, 2014 were $0.7 million. As of December 31, 2014, the Bank had $0.7 million of outstanding advances with the FHLB, and had the borrowing availability of an additional $6.6 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $7.3 million and $8.0 million as of December 31, 2014 and 2013, respectively.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested quarterly during the year ended December 31, 2014.

The following is the outstanding principal maturities and interest rate of the Company’s FHLB advances as of December 31, 2014:

December 31, 2014
Maturity Date	Amount	Rate
(Dollars in thousands)
2015	$24	0.50%
2016	24	0.50%
2017	25	0.50%
2018	26	0.50%
2019	27	0.50%
Thereafter	532	0.50%
	$658	0.50%

11. INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2014 and 2013 were as follows:

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	2014	2013

Income tax expense (benefit)
Current	$380	$191
Deferred	172	(40)
Total	$552	$151

A reconciliation of reported income tax expense for the years ended December 31, 2014 and 2013 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2014	2013

Statutory federal income tax rate	34%	34%

Tax provision at statutory rate	$543	$175
Increase (decrease) in income taxes resulting from:
State income taxes net of federal benefit	124	77
Tax exempt interest income	(8)	(14)
Increase in deferred tax valuation allowance	(22)	(18)
Cash surrender value of life insurance	(69)	(71)
Other	(16)	2
Total	$552	$151

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 within the Consolidated Balance Sheets were as follows:

(Dollars in thousands)	December 31,
	2014	2013
Deferred tax assets:
Accrued pension expense	$282	$421
Adjustments, defined benefit plans	982	624
Deferred loan fees	171	74
Excess book over tax provision for loan loss expense	1,296	1,331
Federal net operating loss carryforward	127	170
State net economic loss carryforward	170	191
Impairment on investments	72	73
OREO write-downs	307	233
Deferred gain on other real estate owned	4	4
Premises and equipment	123	147
Alternative minimum tax	485	556
Unrealized gains on securities available for sale	11	248
Other, net	77	77
Total deferred tax assets	4,107	4,149
Valuation allowance for deferred tax assets	(200)	(222)
Net of valuation allowance deferred tax asset	3,907	3,927
Deferred tax liabilities:
Other	(147)	(116)
Total deferred tax liabilities	(147)	(116)
Net deferred tax assets	3,760	3,811
Tax Receivable, net	354	342
Deferred tax assets and taxes receivable, net	$4,114	$4,153

The Company has federal net operating loss carry-forwards of approximately $0.4 million at December 31, 2014, which can be used to offset future taxable income, subject to certain Section 382 limitations. The federal loss carry-forwards start to expire in 2027. The Company’s state net operating losses contain amounts, which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established for the state loss carry-forward amounts. The last tax year audited by the Internal Revenue Service was 2006; tax years 2011 – 2013 are open for audit under the statute of limitations.

12. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the years ended December 31, 2014 and 2013 totaled $0.4 million and $0.3 million, respectively. The Cash Balance Plan was not fully funded as of December 31, 2014 and December 31, 2013. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

It is expected that the Company will contribute $0.4 million to the Cash Balance Plan during 2015.

The following table shows the type of assets held in the Cash Balance Plan:

	As of December 31,
Asset Category	2014	2013

Equity securities	63.8%	66.4%
Debt securities	35.0%	30.3%
All other assets	1.2%	3.3%
Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002 in the aggregate amount of approximately $12.9 million face value covering all the participants in the SERP. Increases in the cash surrender value of BOLI policies totaled $1.5 million for the year ended December 31, 2014, which was primarily attributable to an additional $1.5 million investment in BOLI for certain executive officers, and $0.2 million for 2013. The cash surrender value of the BOLI owned by the Bank was $7.7 million and $6.2 million as of December 31, 2014 and 2013, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. During 2014, the Company collected $201 thousand on a BOLI death benefit claim.

Since there are not assets in the plan, contributions are equal to the benefits paid. It is expected that $0.2 million will be paid in benefits during 2015.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the years ended December 31, 2014 and December 31, 2013 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Service costs	$156	$160	$—	$—	$156	$160
Interest cost	236	201	80	72	316	273
Expected return on Plan assets	(349)	(300)	—	—	(349)	(300)
Amortization of prior service cost and recognized net actuarial gain	87	313	5	12	92	325
Net periodic pension cost	$130	$374	$85	$84	$215	$458

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

The following table shows the change in the projected benefit obligations and plan assets for the years ended December 31, 2014 and 2013:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Change in projected benefit obligations:
Benefit obligation at beginning of year	$5,637	$6,240	$1,955	$2,158	$7,592	$8,398
Service cost	156	160	—	—	156	160
Interest cost	236	201	80	72	316	273
Actuarial gain (loss)	746	(339)	230	(121)	976	(460)
Benefits and expenses paid	(343)	(625)	(154)	(154)	(497)	(779)
Benefit obligation at end of year	6,432	5,637	2,111	1,955	8,543	7,592

Change in plan assets:
Fair value of plan assets at beginning of year	5,233	4,676	—	—	5,233	4,676
Actual return on plan assets	244	857	—	—	244	857
Employer contributions	350	325	154	154	504	479
Benefits and expenses paid	(343)	(625)	(154)	(154)	(497)	(779)
Fair value of plan assets at year end	5,484	5,233	—	—	5,484	5,233

Underfunded Status	$(948)	$(404)	$(2,111)	$(1,955)	$(3,059)	$(2,359)

The Bank had a liability for the Cash Balance Plan of $0.9 million and $0.4 million for the periods ended December 31, 2014 and 2013, respectively. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefits obligations for the SERP was $2.1 million and $2.0 million for the periods ended December 31, 2014 and 2013, respectively. The balance is included in Other Liabilities within the Consolidated Balance Sheets.

The amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2014	2013	2014	2013	2014	2013

Unrecognized net actuarial loss	$2,124	$1,361	$506	$281	$2,630	$1,642
Unrecognized prior service cost	2	2	—	—	2	2
Total amount included in accumulated other comprehensive loss	$2,126	$1,363	$506	$281	$2,632	$1,644

Weighted average assumptions as of December 31:
Discount rate	3.50%	4.50%	3.50%	4.25%
Expected return on plan assets	7.00%	7.00%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic costs in 2015:

(Dollars in Thousands)	Cash Balance Plan	SERP	Total

Net actuarial loss	$160	$20	$180
Prior service cost	—	—	—
Total expected to be recognized	$160	$20	$180

Assets expected to be returned to the Company in 2015	$—	$—	$—

The estimated expected benefits payments for the Cash Balance Plan and SERP are:

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)
For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL

2015	$811	$154	$965
2016	484	152	636
2017	423	150	573
2018	433	149	582
2019	467	146	613
2020-2024	2,063	692	2,755
Total	$4,681	$1,443	$6,124

Retirement Plan Assets— In general, the Cash Balance Plan’s investment management organizations make reasonable efforts to control market fluctuations through appropriate techniques including, but not limited to, adequate diversification. The specific investment strategy adopted by the plan referred to as the Long Term Growth of Capital Strategy, attempts to achieve long-term growth of capital with little concern for current income. Typical investors in this portfolio have a relatively aggressive investment philosophy, seeking long-term growth, and are not looking for current dividend income.

Prohibited investments include commodities and futures contracts, private placements, options, transactions which would result in unrelated business taxable income, and other investments prohibited by Employee Retirement Income Security Act.

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

Fixed income investments must have a credit rating of B or better from Standard and Poor’s or Moody’s. The fixed income portfolio should be constructed so as to have an average maturity not exceeding 10 years. No more than 5% of the fixed income portfolio should be invested in any one issuer. U.S. Treasury and Agency securities are exempt from this restriction.

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

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels were:

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

December 31, 2014	Level 1	Level 2	Level 3
(Dollars in Thousands)	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Cash	$—	$66	$—
Equity Security:
Large-Cap	19	1,610	—
Mid-Cap	469	500	—
Small-Cap	509	—	—
Global and International	21	371	—
Emerging Market	—	—	—
Fixed Income – Bonds	—	578	—
Other	636	705	—
Total	$1,654	$3,830	$—

December 31, 2013	Level 1	Level 2	Level 3
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Cash	$—	$170	$—
Equity Security:
Large-Cap	974	396	—
Mid-Cap	1,090	—	—
Small-Cap	53	476	—
Global and International	442	—	—
Emerging Market	48	—	—
Fixed Income – Bonds	—	275	—
Other	552	757	—
Total	$3,159	$2,074	$—

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contribution to the 401(k) plan was $0.2 million in each of the years ended December 31, 2014 and 2013.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At both December 31, 2014 and 2013, the amount of the non-qualified deferred compensation plan liability was $0.2 million.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of December 31, 2014 and 2013, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2014 and 2013, $0.2 million was recorded in other liabilities for the split dollar benefit.

13. RELATED PARTY TRANSACTIONS

In the ordinary course of business, certain of the Company’s and Bank’s directors and executive officers, including immediate family members and companies in which they have an interest, are loan customers. Those transactions do not involve more than the normal risk of collection nor do they present any unfavorable features. Total loans to such groups totaled $1.9 million and $2.0 million as of December 31, 2014 and 2013, respectively. Unused lines available to be drawn were $0.3 million and $0.4 million as of as of December 31, 2014 and December 31, 2013, respectively.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31, 2014	December 31, 2013

Beginning Balance	$1,994	$2,236
Draws/Advances	229	89
Repayments	(279)	(331)
Ending Balance	$1,944	$1,994

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

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leveraged ratios as set forth in the table below. In addition, the Bank MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8.0%, which is higher than general well-capitalized standards.

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,998	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

	December 31, 2013

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$37,006	17.42%	$16,990	8.00%	n/a	n/a
Bank	35,573	16.77	16,975	8.00	$21,219	10.00%
Tier 1 (to risk weighted assets)
Company	$34,341	16.17%	$8,495	4.00%	n/a	n/a
Bank	32,910	15.51	8,487	4.00	$12,731	6.00%
Tier 1 (to average total assets)
Company	$34,341	11.87%	$11,576	4.00%	n/a	n/a
Bank	32,910	10.69	12,316	4.00	$15,395	5.00%

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

15. HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) was:

Condensed Balance Sheets:	December 31,
(Dollars in thousands)	2014	2013

Assets:
Cash and cash equivelents	$605	$930
Investment in subsidiary Bank	35,528	34,806
Other assets	486	443
Total Assets	$36,619	$36,179

Liabilities and Stockholders' Equity:
Total liabilities	$41	$42
Stockholders' equity	36,578	36,137
Total Liabilities and Stockholders' Equity	$36,619	$36,179

	For the Years Ended December 31,
Condensed Statements of Operations:	2014	2013
(Dollars in thousands)

Undistributed net earnings of subsidiary bank	$1,290	$550
Expenses, net	(243)	(187)
Net Income	$1,047	$363

Condensed Cash Flows:
(Dollars in thousands)	For the Years Ended December 31,
	2014	2013
Cash Flows from operating activities:
Net income	$1,047	$363
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net earnings of subsidiary	(1,290)	(550)
(Increase) decrease in other assets	(43)	5
Increase (decrease) in other liabilities	(1)	10
Net cash used in operating activities	(287)	(172)
Investing Activities:
Dividends from subsidiary	325	250
Net cash provided by investing activities	325	250
Financing activities:
Dividends paid	(363)	(488)
Net cash used in financing activities	(363)	(488)
Net decrease in cash and cash equivalents	(325)	(410)
Cash and cash equivalents at beginning of year	930	1,340
Cash and cash equivalents at end of year	$605	$930

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

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2014 and December 31, 2013, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

The Bank records a reserve for credit commitments that is adjusted through Other liabilities and Other expense in the Consolidated Balance Sheets and Consolidated Statements of Income based on (i) the expected probability of funding and (ii) the loss history by loan type as determined in calculating the ALLL. The reserves included in Other liabilities as of December 31, 2014 and December 31, 2013 were $34 thousand and $12 thousand, respectively.

Commitments outstanding at December 31, 2014 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$167	$14,935	$15,102
One to three years	250	5,113	5,363
Three to five years	—	3,621	3,621
More than five years	93	1,731	1,824
Total	$510	$25,400	$25,910

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

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Assets and Liabilities Measured on a Recurring Basis:

Available For Sale ("AFS") Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, state and municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company did not hold any Level 1 or Level 3 AFS Investment Securities as of December 31, 2014 and December 31, 2013.

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

Assets measured at fair value on a recurring basis as of December 31, 2014 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$12,339	$—	$12,339	$—
Government sponsored MBS
Residential	56,355	—	56,355	—
Municipals
North Carolina	1,009	—	1,009	—
Mortgage servicing rights	22	—	—	22
Total	$69,725	$—	$69,703	$22

Assets measured at fair value on a recurring basis as of December 31, 2013 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Recurring:

US government agencies	$6,766	$—	$6,766	$—
Government sponsored MBS
Residential	57,698	—	57,698	—
Municipals
North Carolina	1,455	—	1,455	—
Mortgage servicing rights	25	—	—	25
Total	$65,944	$—	$65,919	$25

The table below displays the change in all recurring Level 3 Assets from December 31, 2013 to December 31, 2014.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	3
Ending Balance (December 31, 2014)	$22

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and December 31, 2013 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,069	$—	$—	$3,069
Impaired loans:
Commercial real estate	9,060	—	—	9,060
Faith-based non-profit	17,119	—	—	17,119
Residential real estate	4,214	—	—	4,214
Consumer	—	—	—	—
Total	$33,462	$—	$—	$33,462

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,032	$—	$—	$3,032
Repossessed collateral	590	—	—	590
Impaired loans:
Commercial real estate	9,050	—	—	9,050
Faith-based non-profit	16,772	—	—	16,772
Residential real estate	3,875	—	—	3,875
Consumer	11	—	—	11
Total	$33,330	$—	$—	$33,330

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2014	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,069	discounted appraisals	collateral discounts	6-20%
Impaired loans	30,393	discounted appraisals	collateral discounts	6-20%
Total	$33,462

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2013	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,032	discounted appraisals	collateral discounts	6-20%
Repossessed collateral	590	discounted appraisals	collateral discounts	20-50%
Impaired loans	29,708	discounted appraisals	collateral discounts	6-20%
Total	$33,330

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2014 or 2013.

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

Off-Balance Sheet Instruments: Since the majority of the Company’s off-balance sheet instruments consist of non-fee producing variable rate commitments, the Company has determined they do not have a distinguishable fair value.

As of December 31, 2014 and December 31, 2013, the carrying amounts and associated estimated fair value of financial assets and liabilities of the company are as follows:

Index	M&F BANCORP, INC., AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2014
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$35,574	$35,574	$35,574	$—	$—
Investment securities available for sale	69,703	69,703	—	69,703	—
Loans, net of allowances for loan losses	171,648	175,165			175,165
Accrued interest receivable	816	816	816	—

Liabilities:
Non-maturity deposits	$119,383	$119,383	$119,383	$—	$—
Maturity deposits	136,477	135,965	—	135,965	—
Other borrowings	784	734	—	—	734
Accrued interest payable	76	76	76	—	—

	December 31, 2013
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$28,583	$28,583	$28,583	$—	$—
Investment securities available for sale	65,919	65,919	—	65,919	—
Loans, net of allowances for loan losses	185,982	189,387			189,387
Accrued interest receivable	912	912	912	—

Liabilities:
Non-maturity deposits	$116,115	$116,115	$116,115	$—	$—
Maturity deposits	143,812	143,314	—	143,314	—
Other borrowings	847	791	—	—	791
Accrued interest payable	75	75	75	—	—

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

On September 23, 2014, the Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of the Company’s common stock, to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share, of the Company at a price of $10.00 per one one-hundredth of a share of preferred stock, subject to adjustment as provided in the associated rights agreement.

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

Management's Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2014. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013), to make its assessment. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded internal control over financial reporting for the Company as of December 31, 2014 is effective.

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

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2014, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.	Directors and Executive Officers - The information required by this Item regarding the Company's directors, executive officers and all persons nominated or chosen to become such is set forth under the sections captioned “Proposal I-Election of Directors” and “Executive and Director Compensation”, in the Company's Proxy Statement, to be filed with the SEC with respect to the Annual Meeting of Stockholders to be held during June 2015, which sections are incorporated herein by reference.

b.	Section 16(a) Compliance - The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is set forth under the Proxy Statement under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance, ” which section is incorporated herein by reference.

c.	Code of Ethics - The Company has adopted a Code of Ethics that is applicable to its principal executive and senior financial officers, as required by Section 406 of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. A copy of the Company's Code of Ethics (called the “Code of Ethics for Principal Executive and Senior Financial Professionals”) adopted by the Board of Directors is available on the “Investor Information” page of the Company's website at www.mfbonline.com. In addition, the Bank has a separate Code of Ethics applicable to all of its officers and employees.

d.	In the event that the Company makes any amendment to, or grants any waivers of, a provision of its Code of Ethics for Principal Executive and Senior Financial Professionals that requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver by posting that information on the Company's website.

e.	Audit Committee - The information required by the Item regarding the Company's Audit Committee, including the Audit Committee Financial Expert is set forth under the Proxy Statement section captioned “Report of the Audit Committee,” which section is incorporated by reference.

Index	M&F BANCORP, INC., AND SUBSIDIARY

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

PART IV

Item 15. Exhibits

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description

Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 3(i)(f)	Articles of Amendment, adopted by the Board of Directors of the Company and filed with the North Carolina Department of the Secretary of State on September 23, 2014, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on September 23, 2014.

Exhibit 3(ii)	Amended and Restated Bylaws of the Company, dated November 12, 2014, incorporated by reference to Exhibit 3(ii) to the Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 12, 2014.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the From 8-K filed with the SEC on August 23, 2010.

Exhibit 4(iii)	Rights Agreement, dated as of September 23, 2014, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 23, 2014.

Exhibit 10(i)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(ii) *	Employment Agreement, dated August 11, 2014, among the Company, the Bank and James H. Sills, III, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 14, 2014.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Form 10-KSB filed with the SEC on March 31, 2006.

Exhibit 31 (i)	Certification of James H. Sills, III.

Exhibit 31 (ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99 (ii)	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format

* Management contracts and compensatory arrangements.

Index	M&F BANCORP, INC., AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

March 18, 2015	By:	/s/ James H. Sills, III
James H. Sills, III
President and Chief Executive Officer

Index	M&F BANCORP, INC., AND SUBSIDIARY

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James. H. Sills, III	President, Chief Executive Officer and Director	March 18, 2015
James H. Sills, III	(Principal Executive Officer)

/s/ Randall C. Hall	Chief Financial Officer	March 18, 2015
Randall C. Hall	(Principal Financial Officer and Principal Accounting Officer)

/s/ James A. Stewart	Chairman of the Board	March 18, 2015
James A. Stewart

/s/ Willie T. Closs, Jr.	Director	March 18, 2015
Willie T. Closs, Jr.

/s/ Michael L. Lawrence	Director	March 18, 2015
Michael L. Lawrence

/s/ Raymond C. Pierce	Director	March 18, 2015
Raymond C. Pierce

/s/ James H. Speed, Jr.	Director	March 18, 2015
James H. Speed, Jr.

/s/ Connie J. White	Director	March 18, 2015
Connie J. White

Index	M&F BANCORP, INC., AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format

