Form 10-Q
period 2015-03-31
M&F BANCORP INC /NC/
filed 2015-05-13
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May13, 2015, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents
Cash and due from banks	$2,896	$2,871
Interest-bearing deposits	29,914	32,703
Total cash and cash equivalents	32,810	35,574
Investment securities available-for-sale, at fair value	74,660	69,703
Other invested assets	298	301
Loans, net of unearned income and deferred fees	172,697	175,088
Allowance for loan losses	(3,446)	(3,440)
Loans, net	169,251	171,648
Interest receivable	726	816
Bank premises and equipment, net	4,330	4,293
Cash surrender value of bank-owned life insurance	7,745	7,695
OREO	2,772	3,069
Deferred tax assets and taxes receivable, net	4,075	4,114
Other assets	1,117	1,172
TOTAL ASSETS	$297,784	$298,385
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Interest-bearing deposits	$211,005	$214,055
Noninterest-bearing deposits	44,706	41,805
Total deposits	255,711	255,860
Other borrowings	894	784
Other liabilities	4,723	5,163
Total liabilities	261,328	261,807

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,729	11,729
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,557	17,785
Accumulated other comprehensive loss	(1,562)	(1,668)
Total stockholders' equity	36,456	36,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,784	$298,385

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	For the Three Months Ended
	March 31,
(Dollars in thousands except for share and per share data)	2015	2014
(Unaudited)
Interest income:
Loans, including fees	$2,205	$2,493
Investment securities available-for-sale, including dividends
Taxable	330	319
Tax-exempt	4	8
Other	36	17

Total interest income	2,575	2,837
Interest expense:
Deposits	172	173
Borrowings	1	1

Total interest expense	173	174
Net interest income	2,402	2,663
Less provision for loan losses	—	—

Net interest income after provision for loan losses	2,402	2,663

Noninterest income:
Service charges	265	298
Rental income	43	48
Cash surrender value of life insurance	50	51
Net realized gains on sales of investment securities available-for-sale	29	—
Other income	4	56
Total noninterest income	391	453

Noninterest expense:
Salaries and employee benefits	1,344	1,303
Occupancy and equipment	353	365
Directors' fees	57	55
Marketing	38	36
Professional fees	165	203
Information technology	222	205
FDIC deposit insurance	143	149
OREO expenses, net	317	44
Delivery expenses	31	46
Other	315	296
Total noninterest expense	2,985	2,702

Income (loss) before income taxes	(192)	414
Income tax expense (benefit)	(23)	137
Net income (loss)	(169)	277

Less preferred stock dividends and accretion	(59)	(59)

Net income (loss) available to common stockholders	$(228)	$218

Basic and diluted earnings (loss) per share of common stock:	$(0.11)	$0.11
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)	For the Three Months Ended
(Unaudited)	March 31,
	2015	2014

Net income (loss)	$(169)	$277

Other comprehensive income:
Investment securities:
Unrealized holding gains on investment securities available-for-sale	141	310
Tax Effect	(53)	(117)
Reclassification adjustments for net realized gains	29	—
Tax Effect	(11)	—
Net of tax amount	106	193

Defined benefit pension plans:
Net actuarial losses	(62)	(54)
Tax effect	—	—
Prior service cost	62	54
Tax effect	—	—
Net of tax amount	—	—

Other comprehensive income, net of tax	106	193

Comprehensive income (loss)	$(63)	$470

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2015 and 2014
					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137
Net income	—	—	—	277	—	277
Other comprehensive income, net of tax	—	—	—	—	193	193
Dividends declared on preferred stock	—	—	—	(59)	—	(59)

Balances as of March 31, 2014	2,031,337	$8,732	$11,727	$17,321	$(1,232)	$36,548

Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578
Net loss	—	—	—	(169)	—	(169)
Other comprehensive income, net of tax	—	—	—	—	106	106
Dividends declared on preferred stock	—	—	—	(59)	—	(59)

Balances as of March 31, 2015	2,031,337	$8,732	$11,729	$17,557	$(1,562)	$36,456

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014
(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(169)	$277
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	100	85
Amortization of discounts/premiums on investment securities available-for-sale, net	121	165
Deferred income tax provision	—	56
Net gains on sales of investment securities available-for-sale	(29)	—
Increase in cash surrender value of bank-owned life insurance	(50)	(51)
Gain at foreclosure	(13)	(13)
Net losses on sales of OREO	4	—
Writedown of OREO	215	21
Net changes in:
Accrued interest receivable and other assets	120	470
Other liabilities	(440)	(99)

Net cash provided by (used in) operating activities	(141)	911

Cash flows from investing activities:
Activity in available for sale securities:
Sales	9,580	—
Maturities and calls	4,500	1,192
Principal collections	2,537	3,073
Purchases	(21,496)	(4,957)
FHLB stock redemptions	3	81
Net (increase) decrease in loans	2,275	(610)
Purchases of bank premises and equipment	(137)	(26)
Proceeds from sales of OREO	213	—

Net cash used in investing activities	(2,525)	(1,247)

Cash flows from financing activities:
Net decrease in deposits	(149)	(1,850)
Proceeds from other borrowings	158	31
Repayments of other borrowings	(48)	(52)
Cash dividends	(59)	(59)

Net cash used in financing activities	(98)	(1,930)

Net decrease in cash and cash equivalents	(2,764)	(2,266)

Cash and cash equivalents as of the beginning of the period	35,574	28,583

Cash and cash equivalents as of the end of the period	$32,810	$26,317

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2015		2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$168		$171
Income Taxes	—		12
Noncash Transactions:
Loans transferred to OREO	122	#	181
Net unrealized gain on investment securities available-for-sale, net of deferred income tax	88		193
Loans transferred to foreclosed assets	—		3
Loans transferred to other assets	—		(2,862)

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the balance sheet and footnote information as of December 31, 2014, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2014.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. The Company will apply the guidance using a modified retrospective approach. The Company does not expect this guidance to have a material effect on its financial statements.

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

In February 2015, the FASB issued guidance, which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance that will require debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This update affects disclosures related to debt issuance costs but does not affect existing recognition and measurement guidance for these items. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of March 31, 2015 and December 31, 2014, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $74.7 million and $69.7 million as of March 31, 2015 and December 31, 2014, respectively. Securities with a fair value of $1.0 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $3.9 million and $17.4 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at March 31, 2015. Securities with a fair value of $1.0 million were pledged to the FRB and an additional $3.8 million and $18.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2014. Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“U.S. Agencies”) ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2015 and December 31, 2014 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
March 31, 2015
U.S. Agencies	$29,374	$70	$(29)	$29,415
MBS
Residential	44,139	331	(240)	44,230
Municipals
North Carolina	1,006	9	—	1,015
Total	$74,519	$410	$(269)	$74,660

December 31, 2014
U.S. Agencies	$12,373	$26	$(60)	$12,339
MBS
Residential	56,350	281	(276)	56,355
Municipals
North Carolina	1,009	9	(9)	1,009
Total	$69,732	$316	$(345)	$69,703

During the three months ended March 31, 2015, there were $112 thousand gross realized gains and $83 thousand gross realized losses on sales or calls of securities compared to none during the comparable period of 2014.

The amortized cost and estimated market values of securities as of March 31, 2015 and December 31, 2014 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)	As of March 31, 2015
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$1,507	$1,497
Due after one year through five years	21,658	21,627
Due after five years through ten years	6,250	6,250
Total U.S. Agencies	$29,415	$29,374

MBS
Residential
Due within one year	$8,238	$8,239
Due after one year through five years	19,777	19,746
Due after five years through ten years	10,974	10,926
Due after ten years	5,241	5,228
Total MBS	$44,230	$44,139

Municipals
North Carolina
Due within one year	$160	$160
Due after one year through five years	266	260
Due after five years through ten years	589	586
Total Municipals	$1,015	$1,006

(Dollars in thousands)	As of December 31, 2014
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$2,498	$2,499
Due after one year through five years	7,887	7,874
Due after five years through ten years	1,954	2,000
Total U.S. Agencies	$12,339	$12,373

MBS
Residential
Due within one year	$10,114	$10,139
Due after one year through five years	24,003	24,018
Due after five years through ten years	13,803	13,771
Due after ten years	8,435	8,422
Total MBS	$56,355	$56,350

Municipals
North Carolina
Due within one year	$162	$161
Due after one year through five years	268	260
Due after five years through ten years	579	588
Total Municipals	$1,009	$1,009

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

All securities owned as of March 31, 2015 and December 31, 2014 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2014 or the first three months of 2015.

As of March 31, 2015 and December 31, 2014, the Company held 54 and 59 investment positions, respectively, with unrealized losses of $269 thousand and $345 thousand, respectively. These investments were in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

As of March 31, 2015 and December 31, 2014, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position was as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
U.S. Agencies	$8,982	$(18)	$989	$(11)	$9,971	$(29)
MBS
Residential	9,234	(74)	10,929	(166)	20,163	(240)
Total	$18,216	$(92)	$11,918	$(177)	$30,134	$(269)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Agencies	$5,982	$(14)	$1,954	$(46)	$7,936	$(60)
MBS
Residential	12,594	(73)	13,476	(203)	26,070	(276)
Municipals
North Carolina	—	—	579	(9)	579	(9)
Total	$18,576	$(87)	$16,009	$(258)	$34,585	$(345)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of March 31, 2015 and December 31, 2014 was $0.3 million. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of March 31, 2015 and December 31, 2014. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of March 31, 2015 or December 31, 2014.

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

Comprehensive income includes net income and all other changes to the Company's Stockholders’ Equity, with the exception of transactions with stockholders. The Company's other comprehensive income and accumulated other comprehensive income are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$(405)	$(1,020)	$(1,425)
Other comprehensive income before reclassifications	193	—	193
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	193	—	193
Balance as of March 31, 2014	$(212)	$(1,020)	$(1,232)

Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)
Other comprehensive income before reclassifications	88	—	88
Amounts reclassified from accumulated other comprehensive loss	18	—	18
Net current-period other comprehensive income	106	—	106
Balance as of March 31, 2015	$89	$(1,651)	$(1,562)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
(Unaudited)
Detail about Acumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Net unrealized holding gain - investment securities available-for-sale	$29	$—
Income tax expense	(11)	—
Total, net of tax	18	—

Total reclassifications for the period	$18	$—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three month periods ended March 31, 2015 and 2014 and related asset balances at March 31, 2015 and December 31, 2014 is summarized as follows:

	For the Three Months Ended March 31, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the three months ended March 31, 2015
Charge-offs	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	10	—	—	—	10
Provision for loan losses	(82)	23	206	(106)	1	(51)	9	—
Total ending ALLL balances as of March 31, 2015	$271	$602	$1,440	$589	$29	$210	$305	$3,446

	For the Three Months Ended March 31, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the three months ended March 31, 2014
Charge-offs	—	—	—	(7)	(1)	(6)	—	(14)
Recoveries	—	—	—	4	—	3	—	7
Provision for loan losses	(6)	(109)	(87)	122	1	(66)	145	—
Total ending ALLL balances as of March 31, 2014	$178	$699	$1,796	$612	$19	$37	$145	$3,486

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	March 31, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$3	$28	$227	$184	$—	$—	$—	$442
Collectively evaluated for impairment	268	574	1,213	405	29	210	305	3,004
Total ending ALLL balance	$271	$602	$1,440	$589	$29	$210	$305	$3,446

Loans:
Loans individually evaluated for impairment	$3	$8,993	$16,454	$4,024	$2	$—	$—	$29,476
Loans collectively evaluated for impairment	6,699	31,552	77,736	21,423	1,257	4,554	—	143,221
Total ending loans balance	$6,702	$40,545	$94,190	$25,447	$1,259	$4,554	$—	$172,697

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The Bank experienced $(6) thousand and $7 thousand in net loan charge-offs/(recoveries) for the three months ended March 31, 2015 and 2014, respectively. Annualized net charge-offs/(recoveries) as a percent of average loan balances outstanding totaled (0.01)% and 0.02% during the three month periods ended March 31, 2015 and 2014, respectively, and 0.06% for the year ended December 31, 2014.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of March 31, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial	$6,702	$7,253
Commercial real estate:
Construction	7,487	2,557
Owner occupied	17,633	18,013
Other	15,425	19,493
Faith-based non-profit:
Construction	1,932	6,156
Owner Occupied	88,998	84,499
Other	3,260	4,707
Residential real estate:
First mortgage	18,359	18,995
Multifamily	2,955	3,001
Home equity	4,011	4,124
Construction	122	506
Consumer	1,259	1,232
Other loans	4,554	4,552
Loans, net of deferred fees	172,697	175,088
ALLL	(3,446)	(3,440)
Loans, net of ALLL	$169,251	$171,648

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of March 31, 2015, the percentage of loans in this segment, which included construction, real estate secured, and lines of credit, comprised approximately 54.54% of the total loan portfolio and the reserve for these loans was 41.79% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present loans not past due and the aging of past due loans as of March 31, 2015 and December 31, 2014:

			90 Days
March 31, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$150	$—	$—	$150	$6,552	$6,702
Commercial real estate:
Construction	—	—	—	—	7,487	7,487
Owner occupied	87	69	360	516	17,117	17,633
Other	—	—	3,602	3,602	11,823	15,425
Faith-based non-profit:						—
Construction	—	—	—	—	1,932	1,932
Owner occupied	694	464	1,329	2,487	86,511	88,998
Other	—	—	15	15	3,245	3,260
Residential real estate:						—
First mortgage	740	115	2,456	3,311	15,048	18,359
Multifamily	84	—	—	84	2,871	2,955
Home equity	—	135	25	160	3,851	4,011
Construction	—	—	—	—	122	122
Consumer	40	—	2	42	1,217	1,259
Other loans	—	—	8	8	4,546	4,554
Total	$1,795	$783	$7,797	$10,375	$162,322	$172,697

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,250	$7,253
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner occupied	1,923	435	674	3,032	81,467	84,499
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

At March 31, 2015 and December 31, 2014, the total recorded investment in impaired loans amounted to $29.5 million and $30.7 million, respectively.

The recorded investment and related information for impaired loans is summarized as follows for March 31, 2015, December 31, 2014 and March 31, 2014:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	March 31, 2015
				For the Three Months Ended
	Unpaid				Average
	Principal	Recorded	ALLL	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	1	78
Owner occupied	42	42	—	—	42
Other	4,087	3,852	—	4	3,862
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	5,717	5,730	—	59	7,747
Other	—	—	—	—	—
Residential real estate:
First mortgage	2,488	2,354	—	59	2,618
Multifamily	—	—	—	—	—
Home equity	125	115	—	1	67
Construction	—	—	—	—	—
Consumer	11	2	—	—	1
Impaired loans with no allowance recorded	$12,547	$12,173	$—	$124	$14,415

With an allowance recorded:
Commercial	$3	$3	$3	$—	$1
Commercial real estate:
Construction	274	275	1	5	277
Owner occupied	4,748	4,759	27	57	4,779
Other	—	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	10,737	10,761	227	150	9,061
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,515	1,515	171	—	1,471
Multifamily	—	—	—	—	—
Home equity	43	43	13	—	94
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$17,320	$17,356	$442	$212	$15,683
Impaired loans	$29,867	$29,529	$442	$336	$30,098

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	December 31, 2014
	Unpaid				Average
	Principal	Recorded	ALLL	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	6	186
Owner occupied	42	42	—	16	2,818
Other	3,855	3,872	—	100	3,017
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	9,744	9,764	—	558	9,937
Other	—	—	—	—	40
Residential real estate:
First mortgage	2,894	2,881	—	172	2,717
Multifamily	—	—	—	—	—
Home equity	20	20	—	2	70
Construction	—	—	—	—	—
Consumer	—	—	—	—	8
Impaired loans with no allowance recorded	$16,632	$16,657	$—	$854	$18,793

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	278	279	1	23	176
Owner occupied	4,760	4,800	10	200	1,164
Other	—	—	—	—	1,714
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	7,063	7,361	6	327	6,801
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,426	1,427	242	76	644
Multifamily	—	—	—	—	—
Home equity	145	145	17	6	112
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$13,672	$14,012	$276	$632	$10,611
Impaired loans	$30,304	$30,669	$276	$1,486	$29,404

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

	March 31, 2014
				For the Three Months Ended
	Unpaid				Average
	Principal	Recorded	ALLL	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	359	361	—	7	362
Owner occupied	3,159	3,159	—	32	3,171
Other	867	869	—	6	3,186
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	8,502	8,518	—	128	11,361
Other	—	—	—	—	—
Residential real estate:
First mortgage	2,750	2,744	—	19	2,931
Multifamily	—	—	—	—	—
Home equity	82	83	—	1	80
Construction	—	—	—	—	—
Consumer	8	8	—	—	10
Impaired loans with no allowance recorded	$15,727	$15,742	$—	$193	$21,101

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	—	—	—	—	—
Other	4,660	4,676	5	49	2,338
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	8,075	8,089	746	102	5,794
Other	—	—	—	—	—
Residential real estate:
First mortgage	545	523	196	3	573
Multifamily	—	—	—	—	—
Home equity	78	78	19	1	105
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$13,358	$13,366	$966	$155	$8,810
Impaired loans	$29,085	$29,108	$966	$348	$29,911

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

The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs Accounting Standards Codification 450 reserve ("ASC 450 reserve"), and a specific allowance method for impaired and TDR loans ("ASC 310 reserve"). The qualitative analysis for the ASC 450 reserve is patterned after the guidelines provided under Securities Exchange Commission (“SEC”) Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

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

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition and regulatory requirements. The quantitative drivers of qualitative factors, to which different weights are assigned based on management’s judgment, are reviewed and updated quarterly based on an updated 4-year rolling data for periods beginning December 31, 2014 and previously an eight-quarter rolling data. The quantitative loss history is based on a 4-year rolling history of losses incurred by different loan types within the loan portfolio for periods beginning December 31, 2014 and previously an eight-quarter rolling history of losses. The change in methodology resulted in a $375 thousand increase in the ALLL at December 31, 2014.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical eight quarter rolling quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $38 thousand and $34 thousand for March 31, 2015 and December 31, 2014, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014, respectively:

			90 Days
			or More
			Past Due
March 31, 2015			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$3	1	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	42	1	318	1
Other	3,628	4	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	22	—	1,307	1
Other	—	1	15	7
Residential real estate:
First mortgage	3,405	35	81	4
Multifamily	—	—	—	—
Home equity	158	5	7	1
Construction	—	—	—	—
Consumer	2	1	—	—
Other loans	—	—	8	1
Total	$7,260	48	$1,736	15

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

The following is a breakdown of loans by risk categories at March 31, 2015 and December 31, 2014:

March 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$763	$3,144	$2,795	$—	$6,702
Commercial real estate:
Construction	7,136	—	351	—	7,487
Owner occupied	17,226	296	111	—	17,633
Other	10,245	444	4,736	—	15,425
Faith-based non-profit:
Construction	1,932	—	—	—	1,932
Owner occupied	73,808	8,027	7,163	—	88,998
Other	3,260	—	—	—	3,260
Residential real estate:
First mortgage	14,247	81	4,031	—	18,359
Multifamily	2,864	31	60	—	2,955
Home equity	3,800	—	211	—	4,011
Construction	122	—	—	—	122
Consumer	1,240	13	6	—	1,259
Other loans	4,554	—	—	—	4,554
Total	$141,197	$12,036	$19,464	$—	$172,697

December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,279	$3,159	$2,815	$—	$7,253
Commercial real estate:
Construction	2,202	—	355	—	2,557
Owner occupied	17,596	306	111	—	18,013
Other	14,263	457	4,773	—	19,493
Faith-based non-profit:
Construction	6,156	—	—	—	6,156
Owner occupied	68,963	6,160	9,376	—	84,499
Other	4,707	—	—	—	4,707
Residential real estate:
First mortgage	14,328	88	4,579	—	18,995
Multifamily	2,910	31	60	—	3,001
Home equity	3,910	—	214	—	4,124
Construction	506	—	—	—	506
Consumer	1,213	14	5	—	1,232
Other loans	4,552	—	—	—	4,552
Total	$142,585	$10,215	$22,288	$—	$175,088

Loans Modified as a TDR - Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. In response to the extended economic downtown, management has elected to offer concessions to borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue to satisfy their loan repayment obligations to the Company.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

The following tables present TDRs as of March 31, 2015 and December 31, 2014.

	Troubled Debt Restructurings
	March 31, 2015
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$351	—	$—	2	$351
Owner occupied	4	4,748	—	—	4	4,748
Other	2	223	2	2,830	4	3,053
Faith-based non-profit:
Owner occupied	20	16,432	1	22	21	16,454
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	3	147	2	155	5	302
Total	31	$21,901	5	$3,007	36	$24,908

	Troubled Debt Restructurings
	December 31, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$355	—	$—	2	$355
Owner occupied	4	4,760	—	—	4	4,760
Other	2	224	2	2,830	4	3,054
Faith-based non-profit:
Owner occupied	20	16,391	1	22	21	16,413
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	1	23	2	164	3	187
Total	29	$21,753	5	$3,016	34	$24,769

Two loans totaling $129 thousand were restructured during the three and 12 months ended March 31, 2015. All loans restructured during that period were paying as restructured as of March 31, 2015. No loans were restructured during the three months ended March 31, 2014. Loans totaling $3.1 million were restructured during the 12 months ended March 31, 2014. One loan totaling $2.6 million was placed on non-accrual during the 12 months ended March 31, 2014 due to delinquency. All loans restructured during that period were paying as restructured as of March 31, 2014.

The following table shows loans newly restructured during the three months ended March 31, 2015. There were no restructures during the three months ended March 31, 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

March 31, 2015		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rates
Residential real estate:
First mortgage	2	$129	$125
Total	2	$129	$125

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2015 and 2014. The Company defines default as the loan becoming 90 days or more past due, foreclosed upon or charged-off.

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At March 31, 2015 and December 31, 2014, OREO totaled $2.8 million and $3.1 million, respectively. At March 31, 2015, the Company $855 thousand of OREO was comprised of residential real estate foreclosed properties. Also as of March 31, 2015 $2.0 million of consumer mortgage loans collateralized by residential real estate property were in the process of foreclosure according to local requirements of the applicable jurisdictions.

8.	BORROWINGS

Borrowings as of March 31, 2015 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, and capital leases of $0.2 million with a blended interest rate of 1.76%. Borrowings as of December 31, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.1 million with a blended rate of 1.60%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at March 31, 2015 and December 31, 2014. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended March 31, 2015. The Company had unused borrowing capacity with the FHLB of $6.1 million as of March 31, 2015 and $6.6 million as of December 31, 2014, respectively. In addition, the Company has the ability to borrow from the FRB to the extent of investment securities pledged to the FRB.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

Financial instruments whose contract amounts represent credit risk as of March 31, 2015 and December 31, 2014, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at March 31, 2015 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$177	$12,842	$13,019
One to three years	250	5,294	5,544
Three to five years	—	2,508	2,508
More than five years	93	1,353	1,446
Total	$520	$21,997	$22,517

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

Assets and Liabilities Measured on a Recurring Basis:

Available-for-Sale Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS, Municipals and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Assets measured at fair value on a recurring basis as of March 31, 2015 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$29,415	$—	$29,415	$—
MBS
Residential	44,230	—	44,230	—
Municipals
North Carolina	1,015	—	1,015	—
Mortgage servicing rights	21	—	—	21
Total	$74,681	$—	$74,660	$21

Assets measured at fair value on a recurring basis as of December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$12,339	$—	$12,339	$—
MBS
Residential	56,355	—	56,355	—
Municipals
North Carolina	1,009	—	1,009	—
Mortgage servicing rights	22	—	—	22
Total	$69,725	$—	$69,703	$22

The table below displays changes in all recurring Level 3 Assets from December 31, 2014 to March 31, 2015 and December 31, 2013 to December 31, 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2014)	$22
Amortization	1
Ending Balance (March 31, 2015)	$21

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	3
Ending Balance (December 31, 2014)	$22

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,772	$—	$—	$2,772
Impaired loans:
Commercial real estate	8,978	—	—	8,978
Faith-based non-profit	16,264	—	—	16,264
Residential real estate	3,843	—	—	3,843
Consumer	2	—	—	2
Total	$31,859	$—	$—	$31,859

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,069	$—	$—	$3,069
Impaired loans:
Commercial real estate	9,060	—	—	9,060
Faith-based non-profit	17,119	—	—	17,119
Residential real estate	4,214	—	—	4,214
Total	$33,462	$—	$—	$33,462

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	March 31, 2015	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,772	discounted appraisals	collateral discounts	6-20%
Impaired loans	29,087	discounted appraisals	collateral discounts	6-20%
Total	$31,859

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2014	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,069	discounted appraisals	collateral discounts	6-20%
Impaired loans	30,393	discounted appraisals	collateral discounts	6-20%
Total	$33,462

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2014 or 2015.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements, continued

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

As of March 31, 2015 and December 31, 2014, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	March 31, 2015
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$32,810	$32,810	$32,810	$—	$—
Investment securities available for sale	74,660	74,660	—	74,660	—
Loans, net of allowances for loan losses	169,251	172,915	—	—	172,915
Accrued interest receivable	726	726	726	—	—

Liabilities:
Non-maturity deposits	$122,162	$122,162	$122,162	$—	$—
Maturity deposits	133,549	132,871	—	132,871	—
Other borrowings	894	841	—	—	841
Accrued interest payable	81	81	81	—	—

	December 31, 2014
(Dollars in thousands)	Carryingt	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$35,574	$35,574	$35,574	$—	$—
Investment securities available for sale	69,703	69,703	—	69,703	—
Loans, net of allowances for loan losses	171,648	175,165	—	—	175,165
Accrued interest receivable	816	816	816	—	—

Liabilities:
Non-maturity deposits	$119,383	$119,383	$119,383	$—	$—
Maturity deposits	136,477	135,965	—	135,965	—
Other borrowings	784	734	—	—	734
Accrued interest payable	76	76	76	—	—

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this quarterly Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including but not limited to those risk factors identified in the section headed "Risk Factors", beginning on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the "SEC") on March 18, 2015 (the "Annual Report"). The Company undertakes no obligation to update any forward-looking statement, whether written or not, which may be made from time to time by or on behalf of the Company.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection (the "CFPB"), established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements on financial institutions. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Many regulations have been promulgated, and more additional regulations are expected to be issued in 2015 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The banking industry, including the Company, is operating in a challenging and volatile economic environment. The effects of the downturn in the housing market have adversely impacted credit markets, consumer confidence and the broader economy. Although the Bank remains profitable year over year, it has not been immune to the impact of the recent recession or the increased focus of banking regulators upon capital and liquidity levels.

Index M&F BANCORP, INC. AND SUBSIDIARY

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended March 31, 2015.

•	Net income (loss) before preferred stock dividends and accretion was $(169) thousand and $277 thousand for the three months ended March 31, 2015 and 2014, respectively. Net income (loss) available to common stockholders was $(228) thousand or $(0.11) per share and $218 thousand or $0.11 per share for the quarters ended March 31, 2015 and 2014, respectively.
•	Net interest income totaled $2.4 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. The net interest margin on a tax equivalent (“TE”) basis for the three months ended March 31, 2015 was 3.40% compared to 3.76% for the three months ended March 31, 2014, a decrease of 36 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding increased slightly to 2.00% as of March 31, 2015 compared to 1.96% as of December 31, 2014. Loans outstanding decreased $2.4 million from $175.1 million at December 31, 2014 to $172.7 million at March 31, 2015. Net charge-offs (recoveries) were $(6) thousand and $7 thousand during the three months ended March 31, 2015 and 2014, respectively. There was no provision for loan losses for the quarters ended March 31, 2015 or 2014.
•	Noninterest income decreased by $62 thousand during the first quarter of 2015 compared to the same period in 2014 due to the realization of a $55 thousand death benefit gain on a bank-owned life insurance (“BOLI”) policy during 2014 compared to none during 2015, and a $33 thousand decrease in service charge income during 2015 as compared to 2014, partially off-set with $29 thousand realized gains on sales of investments during 2015 compared to none during the comparable period of 2014.
•	Noninterest expense increased $283 thousand in the first quarter of 2015 compared to the same period in 2014 primarily due to increases in salaries and benefits, information technology, net OREO expenses and other miscellaneous expenses.
•	Preferred stock dividends and accretion in the quarters ended March 31, 2015 and 2014 were $59 thousand. The dividend yield for the three months ended March 31, 2015 and 2014 was 2.00%.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

Assets. Total assets decreased from $298.4 million at December 31, 2014 to $297.8 million at March 31, 2015. Cash and cash equivalents decreased from $35.6 million at December 31, 2014 to $32.8 million at March 31, 2015. Investment securities increased by $5.0 million to $74.7 million at March 31, 2015 primarily due to net purchases of investments. Gross loans decreased $2.4 million primarily due to loan payoffs. OREO decreased slightly from $3.1 million at December 31, 2014 to $2.8 million at March 31, 2015. Other assets decreased $55 thousand during the three-month period primarily due to amortization of prepaid expenses.

Liabilities. Total liabilities decreased from $261.8 million at December 31, 2014 to $261.3 million at March 31, 2015. The change was primarily driven by a $440 thousand decrease in Other liabilities consisting of sundry items such as accrued salaries payable and deferred compensation expenses among others. Interest-bearing deposits decreased $3.1 million, while noninterest-bearing deposits increased $2.9 million. The decrease in interest-bearing deposits was primarily the result of decreases in total time deposits and savings. We believe a significant portion of that decrease to be temporary. Other borrowings increased by $110 thousand due to purchases of equipment under long-term lease, partially offset by principal payments on long-term leases and other long-term debt.

Stockholders’ Equity. Total consolidated stockholders’ equity totaled $36.5 million at March 31, 2015 and $36.6 at December 31, 2014. For the three months ended March 31, 2015, retained earnings decreased from $17.8 million to $17.6 million. The net decrease in retained earnings was comprised of $169 thousand net loss, and dividends and accretion on preferred stock of $59 thousand. The Company did not pay a common stock dividend during the first three months of 2015. Accumulated other comprehensive loss represents the unrealized loss on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.6 million and $1.7 million at March 31, 2015 and December 31, 2014, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared with three months ended March 31, 2014

General. Net loss before preferred stock dividends was $169 thousand for the three months ended March 31, 2015 compared to net income of $277 thousand for the three months ended March 31, 2014. Preferred stock dividends and accretion in the quarters ended March 31, 2015 and 2014 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended March 31, 2015 and 2014 was 2.00%. Net income (loss) available to common stockholders was $(228) thousand or $(0.11) per share and $218 thousand or $0.11 per share for the three months ended March 31, 2015 and 2014, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $261 thousand, or 9.80%, to $2.4 million for the three months ended March 31, 2015 compared to the comparable period of 2014. Average earning assets for the three months ended March 31, 2015 were $283.1 million, down 0.32% compared to $284.0 million for the three months ended March 31, 2014. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.40% and 3.76% for the three months ended March 31, 2015 and 2014, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 35 bps to 3.32% for the three months ended March 31, 2015 from 3.67% for the three months ended March 31, 2014. The yield on average interest-earning assets was 3.64% and 4.00% for the three months ended March 31, 2015 and 2014, respectively, a decrease of 36 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.32% and 0.33%, respectively,

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Interest income decreased 9.24% for the three months ended March 31, 2015 to $2.6 million from $2.8 million for the three months ended March 31, 2014. The average balances of loans, which had overall yields of 5.06% and 5.29% for the three months ended March 31, 2015 and 2014, respectively, decreased from $188.6 million for the three months ended March 31, 2014 to $174.4 million for the three months ended March 31, 2015. The average balance of investment securities increased $5.8 million from $65.1 million for the three months ended March 31, 2014 to $70.9 million for the three months ended March 31, 2015. The TE yield on investment securities decreased from 2.04% for the three months ended March 31, 2014 to 1.89% for the three months ended March 31, 2015. The average balances of federal funds and other short-term investments increased from $30.3 million for the three months ended March 31, 2014 to $37.8 million for the three months ended March 31, 2015. The average yield in this category was 0.38% and 0.22% during the first quarters of 2015 and 2014, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest expense decreased 0.57% for the three months ended March 31, 2015 to $173 thousand from $174 thousand for the three months ended March 31, 2014. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $211.6 million for the three months ended March 31, 2014 to $213.6 million for the three months ended March 31, 2015. The average rate paid on interest-bearing deposits decreased one bps from 0.33% for the three months ended March 31, 2014 to 0.32% for the three months ended March 31, 2015.

The average rate on borrowings increased from 0.48% for the three months ended March 31, 2014 to 0.51% for the three months ended March 31, 2015. The average borrowings outstanding decreased from $838 thousand during the three months ended March 31, 2014 to $786 thousand during the three months ended March 31, 2015. The interest expense on borrowed funds remained unchanged at $1 thousand for the first quarters of 2015 and 2014.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)	2015			2014
	Average Balance	Amount Earned/Paid	Average |Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$174,360	$2,205	5.06%	$188,616	$2,493	5.29%
Taxable securities	70,517	330	1.87	64,223	319	1.99
Nontaxable securities(2)	420	4	6.08	888	8	5.81
Federal funds sold and other interest on short-term investments	37,792	36	0.38	30,277	17	0.22
Total interest earning assets	283,089	2,575	3.64%	284,004	2,837	4.00%
Cash and due from banks	2,452			3,125
Other assets	21,125			21,002
Allowance for loan losses	(3,439)			(3,489)
Total assets	$303,227			$304,642

Liabilities and Equity
Savings deposits	$57,366	$16	0.11%	$51,910	$16	0.12%
Interest-bearing demand deposits	21,792	4	0.07	21,808	4	0.07
Time deposits	134,397	152	0.45	137,873	153	0.44
Total interest-bearing deposits	213,555	172	0.32	211,591	173	0.33
Borrowed funds	786	1	0.51	838	1	0.48
Total interest-bearing liabilities	214,341	173	0.32%	212,429	174	0.33%
Noninterest-bearing deposits	46,047			51,304
Other liabilities	6,218			4,570
Total liabilities	266,606			268,303
Stockholders' equity	36,621			36,339
Total liabilities and stockholders' equity	$303,227			$304,642

Net interest income		$2,402			$2,663

Non-taxable securities		4			8
Tax equivalent adjustment (3)		2			5

Tax equivalent net interest income		$2,404			$2,668	`
Net interest spread (4)			3.32%			3.67%
Net interest margin (5)		3.40%			3.76%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a blended federal and state tax rate of 37.30% for 2015 and 37.96% for 2014.

(3) The tax equivalent adjustment is computed using a  blended tax rate of 37.30% for 2015 and 37.96% for 2014.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. There was no provision for loan losses during the first quarter of 2015 or 2014.

Noninterest Income. Noninterest income decreased 13.69% or $62 thousand for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Service charge income decreased by $33 thousand as a result of lower customer based activities. Rental income decreased by $5 thousand for the three months ended March 31, 2015 when compared to the same period in 2014. The decrease in rental income was driven by lower occupancy and occupancy rates during the first quarter of 2015 as compared to the same period in 2014. Other income decreased $52 thousand from March 31, 2014 to March 31, 2015. During the first quarter of 2014, the Company realized a $55 thousand gain on a BOLI policy; no such gain was recognized during the first quarter of 2015. During the first quarter of 2015, the Company realized $29 thousand in gains on sales of investments compared to none during the comparable period of 2014, which partially offset the aforementioned decreases.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 10.47% to $3.0 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY

Salaries and employee benefits expenses for the three months ended March 31, 2015 and 2014 were $1.3 million.

Occupancy expense decreased by $12 thousand during the three months ended March 31, 2015 from the same period in 2014. The decrease was primarily due to lower security and rental expenses during the more recent period.

Directors’ fees increased by $2 thousand or 3.64% from $55 thousand in the first quarter of 2014 to $57 thousand in the corresponding 2015 period as a result of additional committee meetings.

Professional fees decreased by $38 thousand or 18.72% from $203 thousand in the first quarter of 2014 to $165 thousand in the corresponding period of 2015 primarily as a result of reductions in the utilization of consultants.

Information technology costs increased by 8.29% or $17 thousand to $222 thousand in the first quarter of 2015, compared to the comparable period in 2014.

FDIC deposit insurance expense decreased from $149 thousand for the three months ended March 31, 2014 to $143 thousand for the three months ended March 31, 2015. The decrease represents lower FDIC insurance premiums related to the composition and outstanding average deposit balances.

Net OREO expenses increased $273 thousand from $44 thousand in the first quarter of 2014 to $317 thousand in the corresponding 2015 period. Principally, write-downs during the 2015 period increased by $194 thousand to $215 thousand compared to $21 thousand during the corresponding 2014 period and expenses associated with maintaining OREO increased from $51 thousand during the 2014 period to $123 thousand during 2015, primarily attributable to mold abatement on a property.

Delivery expenses decreased from $46 thousand for the quarter ended March 31, 2014 to $31 thousand for the quarter ended March 31, 2015. The decrease reflects outsourcing of statement rendering to a third party.

Other expenses increased $19 thousand for the three months ended March 31, 2015 from the three months ended March 31, 2014. The increase in other expenses was primarily driven by a $56 thousand increase in loan related expenses, partially offset with decreases in other miscellaneous expenses.

Provision for Income Taxes. The Company recorded an income tax expense (benefit) of $(23) thousand and $137 thousand for the three months ended March 31, 2015 and 2014, respectively. The overall effective rate was 11.98% and 33.09% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate during 2015 was largely driven by a reduction in state income tax rates and decreased taxable income.

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of March 31, 2015 and December 31, 2014, the allowance for loan losses was $3.4 million, which represented approximately 2.00% and 1.96% of total loans outstanding on those respective dates.

Nonperforming assets, defined as loans 90 days and over past due, non-accruing loans plus OREO and other repossessed assets, at March 31, 2015 were 3.95% of total assets compared to 4.03% at December 31, 2014.

Of the non-accruing loans totaling $7.3 million at March 31, 2015, 99.93% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with their modified terms totaled $21.7 million or 87.07% of total recorded investment in TDRs at March 31, 2015. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Past due loans decreased from $12.6 million at December 31, 2014 to $10.4 million at March 31, 2015. Approximately $2.2 million and $3.5 million of past due loans represent loans that had matured and were in the process of being renewed at March 31, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 32.69% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $6.1 million in available borrowing capacity from the FHLB of Atlanta at March 31, 2015, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $652 thousand outstanding from the FHLB as of March 31, 2015. The maximum outstanding balance from FHLB at any time during the first three months of 2015 was $658 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

The Company participates in the Certificate of Deposit Account Registry Service (“CDARS”) program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS brokered deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program and the largest continuing depositor has renewed annual $25 million in deposits for several years. There is no guarantee, however, this trend will continue. In management’s opinion, this and other large depositors have stable and long-term relationships with the Bank.

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act requirements. The final rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new Common Equity Tier 1 capital ratio, and increase the minimum Tier 1 capital ratio requirement. The final rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of March 31, 2015.

The final rules implementing the Basel III regulatory capital framework are complex and subject to interpretation. While management can give no assurance that a regulatory entity will not interpret the rules differently, management does not believe that any differences in interpretation will result in a material impact on capital ratios.

Index M&F BANCORP, INC. AND SUBSIDIARY

The March 31, 2015 and December 31, 2014 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

	March 31, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,021	19.72%	$16,238	8.00%	n/a	n/a
Bank	39,065	19.27	16,219	8.00	$20,274	10.00%
Tier 1 (to risk weighted assets)
Company	$37,472	18.46%	$12,179	6.00%	n/a	n/a
Bank	36,520	18.01	12,164	6.00	$16,219	8.00%
Common Equity Tier 1
Company	$26,070	12.84	$9,134	4.50%	n/a	n/a
Bank	36,520	18.01	9,123	4.50	$13,178	6.50%
Tier 1 (to average total assets)
Company	$37,472	12.38%	$12,105	4.00%	n/a	n/a
Bank	36,520	12.08	12,097	4.00	$15,121	5.00%

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,998	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Exhibit 10(ii)*	Employment Agreement, dated August 11, 2014, among the Company, the Bank and James H. Sills, III, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 14, 2014.
Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.
Exhibit 101	Financial information submitted in XBRL format.

* Management contracts and compensatory arrangements.

Index M&F BANCORP, INC. AND SUBSIDIARY

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

Date: May 13, 2015	By:	/s/ James H. Sills, III
James H. Sills, III
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.

