Form 10-Q
period 2015-06-30
M&F BANCORP INC /NC/
filed 2015-08-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 12, 2015, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

	June 30,	December 31,
(Dollars in thousands)	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,860	$2,871
Interest-bearing deposits	26,287	32,703
Total cash and cash equivalents	29,147	35,574
Investment securities available-for-sale, at fair value	72,812	69,703
Other invested assets	298	301
Loans, net of unearned income and deferred fees	176,179	175,088
Allowance for loan losses	(3,439)	(3,440)
Loans, net	172,740	171,648
Interest receivable	824	816
Bank premises and equipment, net	4,274	4,293
Cash surrender value of bank-owned life insurance	7,809	7,695
Other Real Estate Owned ("OREO")	2,258	3,069
Deferred tax assets and taxes receivable, net	4,286	4,114
Other assets	1,091	1,172
TOTAL ASSETS	$295,539	$298,385
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest-bearing deposits	$209,937	$214,055
Noninterest-bearing deposits	43,899	41,805
Total deposits	253,836	255,860
Other borrowings	872	784
Other liabilities	4,590	5,163
Total liabilities	259,298	261,807

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,730	11,729
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,817	17,785
Accumulated other comprehensive loss	(2,038)	(1,668)
Total stockholders' equity	36,241	36,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$295,539	$298,385

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands except for share and per share data)	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014

Interest income:
Loans, including fees	$2,287	$2,443	$4,493	$4,937
Investment securities available-for-sale, including dividends
Taxable	314	296	644	614
Tax-exempt	15	8	19	17
Other	35	16	71	34

Total interest income	2,651	2,763	5,227	5,602
Interest expense:
Deposits	162	163	334	337
Borrowings	2	1	3	2

Total interest expense	164	164	337	339
Net interest income	2,487	2,599	4,890	5,263
Less provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	2,487	2,599	4,890	5,263

Noninterest income:
Service charges	293	298	558	595
Rental income	43	49	87	97
Cash surrender value of life insurance	64	51	114	101
Net realized gains on sales of investment securities available-for-sale	—	—	29	—
Gains on sales of repossessed assets	—	515	—	515
Other income	3	5	7	61
Total noninterest income	403	918	795	1,369

Noninterest expense:
Salaries and employee benefits	1,302	1,360	2,647	2,663
Occupancy and equipment	330	374	682	739
Directors' fees	58	50	115	104
Marketing	57	35	95	71
Professional fees	175	177	340	380
Information technology	214	188	436	394
FDIC deposit insurance	142	143	285	292
OREO (income) expenses, net	(102)	(1)	216	44
Delivery expenses	44	44	75	90
Other	281	359	597	653
Total noninterest expense	2,501	2,729	5,488	5,430

Income before income taxes	389	788	197	1,202
Income tax expense	71	281	48	418
Net income	318	507	149	784

Less preferred stock dividends and accretion	(59)	(59)	(117)	(117)

Net income available to common stockholders	$259	$448	$32	$667

Basic and diluted earnings per share of common stock:	$0.13	$0.22	$0.02	$0.33
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2015	2014	2015	2014

Net income	$318	$507	$149	$784

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investment securities available-for-sale	(759)	229	(618)	539
Tax Effect	283	(87)	231	(204)
Reclassification adjustments for net realized gains	—	—	29	—
Tax Effect	—	—	(12)	—
Net of tax amount	(476)	142	(370)	335

Defined benefit pension plans:
Net actuarial losses	(62)	(54)	(125)	(108)
Tax effect	—	—	—	—
Prior service cost	62	54	125	108
Tax effect	—	—	—	—
Net of tax amount	—	—	—	—

Other comprehensive income (loss), net of tax	(476)	142	(370)	335

Comprehensive income (loss)	$(158)	$649	$(221)	$1,119

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2015 and 2014

					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137
Accretion of Series B preferred stock issuance costs	—	—	1	(1)	—	—
Net income	—	—	—	784	—	784
Other comprehensive income, net of tax	—	—	—	—	335	335
Dividends declared on preferred stock	—	—	—	(116)	—	(116)

Balances as of June 30, 2014	2,031,337	$8,732	$11,728	$17,770	$(1,090)	$37,140

Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578
Accretion of Series B preferred stock issuance costs	—	—	1	(1)	—	—
Net income	—	—	—	149	—	149
Other comprehensive loss, net of tax	—	—	—	—	(370)	(370)
Dividends declared on preferred stock	—	—	—	(116)	—	(116)

Balances as of June 30, 2015	2,031,337	$8,732	$11,730	$17,817	$(2,038)	$36,241

See notes to consolidated financial statements

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014
(Unaudited)

Cash flows from operating activities:
Net income	$149	$784
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	206	169
Gains on dispositions of repossessed assets	—	(515)
Amortization of discounts/premiums on investment securities available-for-sale, net	238	352
Deferred income tax provision	—	86
Net gains on sales of investment securities available-for-sale	(29)	—
Increase in cash surrender value of bank-owned life insurance	(114)	(101)
Gains at foreclosure	(13)	(41)
Net gains on sales of OREO	(79)	(121)
Writedowns of OREO	262	114
Net changes in:
Accrued interest receivable and other assets	120	837
Other liabilities	(573)	(128)

Net cash provided by operating activities	167	1,436

Cash flows from investing activities:
Activity in available for sale securities:
Sales	19,860	—
Maturities and calls	11,160	5,657
Principal collections	4,903	6,741
Purchases	(39,830)	(15,787)
FHLB stock redemptions	3	81
Net (increase) decrease in loans	(1,214)	4,273
Purchases of bank premises and equipment	(187)	(162)
Disposal of bank premises and equipment	—	7
Proceeds from death benefit of bank-owned life insurance policies	—	201
Proceeds from dispositions of repossessed assets	—	1,107
Proceeds from sales of OREO	763	644

Net cash provided by (used in) investing activities	(4,542)	2,762

Cash flows from financing activities:
Net decrease in deposits	(2,024)	(3,661)
Proceeds from other borrowings	188	62
Repayments of other borrowings	(100)	(104)
Cash dividends	(116)	(116)

Net cash used in financing activities	(2,052)	(3,819)

Net increase (decrease) in cash and cash equivalents	(6,427)	379

Cash and cash equivalents as of the beginning of the period	35,574	28,583

Cash and cash equivalents as of the end of the period	$29,147	$28,962

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$315	$314
Income taxes	—	39
Noncash Transactions:
Loans transferred to OREO	122	255
Net unrealized gains (losses) on investment securities available-for-sale, net of deferred income tax	(387)	335
Loans transferred to foreclosed assets	—	3
Accretion of Series B preferred stock issuance costs	1	1

See notes to consolidated financial statements.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the consolidated balance sheet and footnote information as of December 31, 2014, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2014.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect this guidance to have a material effect on its financial statements.

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

In January 2015, the FASB issued guidance that eliminated the concept of extraordinary items from GAAP. Existing GAAP required that an entity separately classify, present, and disclose extraordinary events and transactions. The amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, however, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect these amendments to have a material effect on its financial statements.

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

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In April 2015, the FASB issued guidance which provides guidance to customers about whether a cloud computing arrangement includes a software license. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of June 30, 2015 and December 31, 2014, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $72.8 million and $69.7 million as of June 30, 2015 and December 31, 2014, respectively. Securities with a fair value of $0.8 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $3.2 million and $17.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at June 30, 2015. Securities with a fair value of $1.0 million were pledged to the FRB and an additional $3.8 million and $18.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2014. Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“U.S. Agencies”) ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2015 and December 31, 2014 were:

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
June 30, 2015
U.S. Agencies	$36,880	$14	$(319)	$36,575
MBS
Residential	32,354	43	(258)	32,139
Municipals	4,196	3	(101)	4,098
Total	$73,430	$60	$(678)	$72,812

December 31, 2014
U.S. Agencies	$12,373	$26	$(60)	$12,339
MBS
Residential	56,350	281	(276)	56,355
Municipals
North Carolina	1,009	9	(9)	1,009
Total	$69,732	$316	$(345)	$69,703

During the three months ended June 30, 2015, there were $94 thousand gross realized gains and $94 thousand gross realized losses on sales or calls of securities compared to none during the comparable period of 2014. During the six months ended June 30, 2015, there were $205 thousand gross realized gains and $177 thousand gross realized losses on the sales or calls of securities compared to none during the comparable period of 2015.

The amortized cost and estimated market values of securities as of June 30, 2015 and December 31, 2014 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

(Dollars in thousands)	As of June 30, 2015
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$1,505	$1,498
Due after one year through five years	27,879	28,132
Due after five years through ten years	7,191	7,250
Total U.S. Agencies	$36,575	$36,880

MBS
Residential
Due within one year	$6,793	$6,845
Due after one year through five years	14,240	14,334
Due after five years through ten years	7,042	7,078
Due after ten years	4,064	4,097
Total MBS	$32,139	$32,354

Municipals
Due within one year	$264	$260
Due after one year through five years	419	435
Due after five years through ten years	3,415	3,501
Total Municipals	$4,098	$4,196

(Dollars in thousands)	As of December 31, 2014
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$2,498	$2,499
Due after one year through five years	7,887	7,874
Due after five years through ten years	1,954	2,000
Total U.S. Agencies	$12,339	$12,373

MBS
Residential
Due within one year	$10,114	$10,139
Due after one year through five years	24,003	24,018
Due after five years through ten years	13,803	13,771
Due after ten years	8,435	8,422
Total MBS	$56,355	$56,350

Municipals
Due within one year	$162	$161
Due after one year through five years	268	260
Due after five years through ten years	579	588
Total Municipals	$1,009	$1,009

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

All securities owned as of June 30, 2015 and December 31, 2014 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2014 or the first six months of 2015.

As of June 30, 2015 and December 31, 2014, the Company held 69 and 59 investment positions, respectively, with unrealized losses of $678 thousand and $345 thousand, respectively. These investments were in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

As of June 30, 2015 and December 31, 2014, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position was as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
U.S. Agencies	$30,337	$(297)	$978	$(22)	$31,315	$(319)
MBS
Residential	11,739	(111)	7,522	(147)	19,261	(258)
Municipals	3,834	(101)	—	—	3,834	(101)
Total	$45,910	$(509)	$8,500	$(169)	$54,410	$(678)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Agencies	$5,982	$(14)	$1,954	$(46)	$7,936	$(60)
MBS
Residential	12,594	(73)	13,476	(203)	26,070	(276)
Municipals	—	—	579	(9)	579	(9)
Total	$18,576	$(87)	$16,009	$(258)	$34,585	$(345)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of June 30, 2015 and December 31, 2014 was $0.3 million. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of June 30, 2015 and December 31, 2014. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of June 30, 2015 or December 31, 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

4.	RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net income available to common stockholders by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. There are no stock options or warrants outstanding.

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$(405)	$(1,020)	$(1,425)
Other comprehensive income before reclassifications	335	—	335
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	335	—	335
Balance as of June 30, 2014	$(70)	$(1,020)	$(1,090)

Balance as of March 30, 2014	$(212)	$(1,020)	$(1,232)
Other comprehensive income before reclassifications	142	—	142
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	142	—	142
Balance as of June 30, 2014	$(70)	$(1,020)	$(1,090)

Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)
Other comprehensive loss before reclassifications	(387)	—	(387)
Amounts reclassified from accumulated other comprehensive loss	17	—	17
Net current-period other comprehensive loss	(370)	—	(370)
Balance as of June 30, 2015	$(387)	$(1,651)	$(2,038)

Balance as of March 31, 2015	$89	$(1,651)	$(1,562)
Other comprehensive loss before reclassifications	(476)	—	(476)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	(476)	—	(476)
Balance as of June 30, 2015	$(387)	$(1,651)	$(2,038)

All amounts are net of tax.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
(Unaudited)
Detail about Acumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Net unrealized holding gain - investment securities available-for-sale	$—	$—	$29	$—
Income tax expense	—	—	(12)	—
Total, net of tax	—	—	17	—

Total reclassifications for the period	$—	$—	$17	$—

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three and six month periods ended June 30, 2015 and 2014 and related asset balances at June 30, 2015 and December 31, 2014 is summarized as follows:

	For the Three Months Ended June 30, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of March 31, 2015	$271	$602	$1,440	$589	$29	$210	$305	$3,446
For the three months ended June 30, 2015
Charge-offs	—	—	—	(7)	(1)	(3)	—	(11)
Recoveries	—	—	—	2	1	1	—	4
Provision for loan losses	5	342	10	(190)	(6)	(4)	(157)	—
Total ending ALLL balances as of June 30, 2015	$276	$944	$1,450	$394	$23	$204	$148	$3,439

	For the Three Months Ended June 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of March 31, 2014	$178	$699	$1,796	$612	$19	$37	$145	$3,486
For the three months ended June 30, 2014
Charge-offs	—	—	—	(24)	(15)	(5)	—	(44)
Recoveries	—	—	—	5	1	1	—	7
Provision for loan losses	(69)	81	(110)	52	22	76	(52)	—
Total ending ALLL balances as of June 30, 2014	$109	$780	$1,686	$645	$27	$109	$93	$3,449

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	For the Six Months Ended June 30, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the six months ended June 30, 2015
Charge-offs	—	—	—	(7)	(1)	(7)	—	(15)
Recoveries	—	—	—	12	1	1	—	14
Provision for loan losses	(77)	365	216	(296)	(5)	(55)	(148)	—
Total ending ALLL balances as of June 30, 2015	$276	$944	$1,450	$394	$23	$204	$148	$3,439

	For the Six Months Ended June 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the six months ended June 30, 2014
Charge-offs	—	—	—	(31)	(16)	(11)	—	(58)
Recoveries	—	—	—	9	1	4	—	14
Provision for loan losses	(75)	(28)	(197)	174	23	10	93	—
Total ending ALLL balances as of June 30, 2014	$109	$780	$1,686	$645	$27	$109	$93	$3,449

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	June 30, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$2	$321	$347	$16	$—	$—	$—	$686
Collectively evaluated for impairment	274	623	1,103	378	23	204	148	2,753
Total ending ALLL balance	$276	$944	$1,450	$394	$23	$204	$148	$3,439

Loans:
Loans individually evaluated for impairment	$2	$8,911	$16,897	$2,743	$2	$—	$—	$28,555
Loans collectively evaluated for impairment	7,169	37,269	76,575	21,007	1,061	4,543	—	147,624
Total ending loans balance	$7,171	$46,180	$93,472	$23,750	$1,063	$4,543	$—	$176,179

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The Bank experienced $7 thousand and $37 thousand in net loan charge-offs for the three months ended June 30, 2015 and 2014, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.02% and 0.08% during the three month periods ended June 30, 2015 and 2014, respectively. The Bank experienced $1 thousand and $44 thousand in net loan charge-offs for the six months ended June 30, 2015 and 2014, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.00% and 0.05% during the six month periods ended June 30, 2015 and 2014, respectively, and 0.06% for the year ended December 31, 2014.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of June 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial	$7,171	$7,253
Commercial real estate:
Construction	9,236	2,557
Owner occupied	18,127	18,013
Other	18,817	19,493
Faith-based non-profit:
Construction	3,515	6,156
Owner occupied	86,797	84,499
Other	3,160	4,707
Residential real estate:
First mortgage	17,083	18,995
Multifamily	2,810	3,001
Home equity	3,735	4,124
Construction	122	506
Consumer	1,063	1,232
Other loans	4,543	4,552
Loans, net of deferred fees	176,179	175,088
ALLL	(3,439)	(3,440)
Loans, net of ALLL	$172,740	$171,648

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of June 30, 2015, the percentage of loans in this segment, which included construction, real estate secured, and lines of credit, comprised 53.06% of the total loan portfolio and the reserve for these loans was 42.16% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The following tables present loans not past due and the aging of past due loans as of June 30, 2015 and December 31, 2014:

			90 Days
June 30, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$3	$—	$3	$7,168	$7,171
Commercial real estate:
Construction	—	—	—	—	9,236	9,236
Owner occupied	—	—	—	—	18,127	18,127
Other	—	151	3,397	3,548	15,269	18,817
Faith-based non-profit:
Construction	—	—	—	—	3,515	3,515
Owner occupied	630	—	789	1,419	85,378	86,797
Other	—	—	—	—	3,160	3,160
Residential real estate:
First mortgage	87	239	1,111	1,437	15,646	17,083
Multifamily	—	—	—	—	2,810	2,810
Home equity	—	—	18	18	3,717	3,735
Construction	—	—	—	—	122	122
Consumer	10	—	2	12	1,051	1,063
Other loans	—	—	—	—	4,543	4,543
Total	$727	$393	$5,317	$6,437	$169,742	$176,179

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,250	$7,253
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner occupied	1,923	435	674	3,032	81,467	84,499
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

At June 30, 2015 and December 31, 2014, the total recorded investment in impaired loans amounted to $28.6 million and $30.7 million, respectively.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The recorded investment and related information for impaired loans is summarized as follows for June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30, 2015
				For the Six Months Ended		For the Three Months Ended
	Unpaid				Average		Average
	Principal	Recorded	ALLL	Interest	Recorded	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment	Earned	Investment

With no related allowance recorded:
Commercial	$6	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	77	—	3	78	2	78
Owner occupied	69	69	—	4	49	4	42
Other	3,995	3,762	—	19	3,834	15	3,862
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	1,446	1,448	—	33	5,668	—	7,747
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,344	2,303	—	101	2,473	42	2,618
Multifamily	—	—	—	—	—	—	—
Home equity	197	152	—	4	100	3	67
Construction	—	—	—	—	—	—	—
Consumer	40	2	—	—	1	—	1
Impaired loans with no allowance recorded	$8,174	$7,813	$—	$164	$12,203	$66	$14,415

With an allowance recorded:
Commercial	$2	$2	$2	$—	$2	$—	$1
Commercial real estate:
Construction	272	272	1	10	275	5	277
Owner occupied	4,663	4,677	317	95	4,749	38	4,779
Other	71	72	3	2	18	2	—
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	15,451	15,506	347	373	11,097	223	9,061
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	287	287	15	—	1,186	—	1,471
Multifamily	—	—	—	—	—	—	—
Home equity	4	4	1	—	59	—	94
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$20,750	$20,820	$686	$480	$17,386	$268	$15,683
Impaired loans	$28,924	$28,633	$686	$644	$29,589	$334	$30,098

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2014
				For the Twelve Months Ended
	Unpaid				Average
	Principal	Recorded	ALLL	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	6	186
Owner occupied	42	42	—	16	2,818
Other	3,855	3,872	—	100	3,017
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	9,744	9,764	—	558	9,937
Other	—	—	—	—	40
Residential real estate:
First mortgage	2,894	2,881	—	172	2,717
Multifamily	—	—	—	—	—
Home equity	20	20	—	2	70
Construction	—	—	—	—	—
Consumer	—	—	—	—	8
Impaired loans with no allowance recorded	$16,632	$16,657	$—	$854	$18,793

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	278	279	1	23	176
Owner occupied	4,760	4,800	10	200	1,164
Other	—	—	—	—	1,714
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	7,063	7,361	6	327	6,801
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,426	1,427	242	76	644
Multifamily	—	—	—	—	—
Home equity	145	145	17	6	112
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$13,672	$14,012	$276	$632	$10,611
Impaired loans	$30,304	$30,669	$276	$1,486	$29,404

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	June 30, 2014
				For the Six Months Ended		For the Three Months Ended
	Unpaid				Average		Average
	Principal	Recorded	ALLL	Interest	Recorded	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	78	78	—	3	291	—	219
Owner occupied	3,133	3,135	—	41	3,159	8	3,147
Other	3,367	3,379	—	61	2,655	55	2,124
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	9,202	9,226	—	285	10,116	157	8,872
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	2,583	2,574	—	47	2,795	28	2,659
Multifamily	—	—	—	—	—	—	—
Home equity	23	23	—	—	66	—	53
Construction	—	—	—	—	—	—	—
Consumer	8	8	—	—	9	—	8
Impaired loans with no allowance recorded	$18,394	$18,423	$—	$437	$19,091	$248	$17,082

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	279	279	29	12	70	12	140
Owner occupied	—	—	—	—	—	—	—
Other	2,172	2,179	34	48	2,883	—	3,427
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	7,278	7,296	576	177	6,744	75	7,693
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	567	548	182	5	554	3	536
Multifamily	—	—	—	—	—	—	—
Home equity	166	166	31	4	113	2	122
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$10,462	$10,468	$852	$246	$10,364	$92	$11,918
Impaired loans	$28,856	$28,891	$852	$683	$29,455	$340	$29,000

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

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition and regulatory requirements. The quantitative drivers of qualitative factors, to which different weights are assigned based on management’s judgment, are reviewed and updated quarterly based on an updated four-year rolling data for periods beginning December 31, 2014 and previously an eight-quarter rolling data. The quantitative loss history is based on a four-year rolling history of losses incurred by different loan types within the loan portfolio for periods beginning December 31, 2014 and previously an eight-quarter rolling history of losses. The change in methodology resulted in a $375 thousand increase in the ALLL at December 31, 2014.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical four year lookback quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $17 thousand and $34 thousand for June 30, 2015 and December 31, 2014, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014, respectively:

			90 Days
			or More
			Past Due
June 30, 2015			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$2	1	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	3,608	4	50	1
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	487	2	303	1
Other	—	—	—	—
Residential real estate:
First mortgage	2,102	31	47	5
Multifamily	—	—	—	—
Home equity	156	5	—	—
Construction	—	—	—	—
Consumer	2	1	—	—
Other loans	—	—	—	—
Total	$6,357	44	$400	7

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

The following is a breakdown of loans by risk categories at June 30, 2015 and December 31, 2014:

June 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,436	$2,962	$2,773	$—	$7,171
Commercial real estate:
Construction	8,887	—	349	—	9,236
Owner occupied	17,770	288	69	—	18,127
Other	13,681	502	4,634	—	18,817
Faith-based non-profit:
Construction	3,515	—	—	—	3,515
Owner occupied	70,911	8,295	7,591	—	86,797
Other	3,160	—	—	—	3,160
Residential real estate:
First mortgage	14,337	21	2,725	—	17,083
Multifamily	2,721	30	59	—	2,810
Home equity	3,535	—	200	—	3,735
Construction	122	—	—	—	122
Consumer	1,044	12	7	—	1,063
Other loans	4,543	—	—	—	4,543
Total	$145,662	$12,110	$18,407	$—	$176,179

December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,279	$3,159	$2,815	$—	$7,253
Commercial real estate:
Construction	2,202	—	355	—	2,557
Owner occupied	17,596	306	111	—	18,013
Other	14,263	457	4,773	—	19,493
Faith-based non-profit:
Construction	6,156	—	—	—	6,156
Owner occupied	68,963	6,160	9,376	—	84,499
Other	4,707	—	—	—	4,707
Residential real estate:
First mortgage	14,328	88	4,579	—	18,995
Multifamily	2,910	31	60	—	3,001
Home equity	3,910	—	214	—	4,124
Construction	506	—	—	—	506
Consumer	1,213	14	5	—	1,232
Other loans	4,552	—	—	—	4,552
Total	$142,585	$10,215	$22,288	$—	$175,088

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

The following tables present TDRs as of June 30, 2015 and December 31, 2014.

	Troubled Debt Restructurings
	June 30, 2015
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$349	—	$—	2	$349
Owner occupied	4	4,732	—	—	4	4,732
Other	2	223	2	2,813	4	3,036
Faith-based non-profit:
Owner occupied	20	16,410	1	22	21	16,432
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	3	144	2	147	5	291
Total	31	$21,858	5	$2,982	36	$24,840

	Troubled Debt Restructurings
	December 31, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$355	—	$—	2	$355
Owner occupied	4	4,760	—	—	4	4,760
Other	2	224	2	2,830	4	3,054
Faith-based non-profit:
Owner occupied	20	16,391	1	22	21	16,413
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	1	23	2	164	3	187
Total	29	$21,753	5	$3,016	34	$24,769

No loans were restructured during the three months ended June 30, 2015. Two loans totaling $129 thousand were restructured during the six months ended June 30, 2015. All loans restructured during that period were paying as restructured as of June 30, 2015. No loans were restructured during the three or six months ended June 30, 2014.

The following table shows loans newly restructured during the six months ended June 30, 2015. There were no restructures during the three months ended June 30, 2015 or the three or six months ended June 30, 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	TDR Modificactions
	For the Six Months Ended June 30, 2015
		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rates
Residential real estate:
First mortgage	2	$129	$125
Total	2	$129	$125

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or six months ended June 30, 2015 and 2014. The Company defines default as the loan becoming 90 days or more past due, foreclosed upon or charged-off.

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At June 30, 2015 and December 31, 2014, OREO totaled $2.3 million and $3.1 million, respectively. At June 30, 2015, $525 thousand of OREO was comprised of residential real estate. Also as of June 30, 2015, $402 thousand of consumer mortgage loans collateralized by residential real estate were in the process of foreclosure according to local requirements of the applicable jurisdictions.

8.	BORROWINGS

Borrowings as of June 30, 2015 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, and capital leases of $0.2 million with a blended interest rate of 1.76%. Borrowings as of December 31, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.1 million with a blended rate of 1.60%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at June 30, 2015 and December 31, 2014. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three and six months ended June 30, 2015. The Company had unused borrowing capacity with the FHLB of $5.7 million as of June 30, 2015 and $6.6 million as of December 31, 2014, respectively. In addition, the Company has the ability to borrow from the FRB to the extent of investment securities pledged to the FRB.

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Financial instruments whose contract amounts represent credit risk as of June 30, 2015 and December 31, 2014, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at June 30, 2015 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$176	$15,438	$15,614
One to three years	250	5,251	5,501
Three to five years	—	1,165	1,165
More than five years	93	1,401	1,494
Total	$519	$23,255	$23,774

10.	FAIR VALUE MEASUREMENT

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

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

Assets measured at fair value on a recurring basis as of June 30, 2015 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$36,575	$—	$36,575	$—
MBS
Residential	32,139	—	32,139	—
Municipals	4,098	—	4,098	—
Mortgage servicing rights	20	—	—	20
Total	$72,832	$—	$72,812	$20

Assets measured at fair value on a recurring basis as of December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$12,339	$—	$12,339	$—
MBS
Residential	56,355	—	56,355	—
Municipals	1,009	—	1,009	—
Mortgage servicing rights	22	—	—	22
Total	$69,725	$—	$69,703	$22

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

The table below displays changes in all recurring Level 3 Assets from December 31, 2014 to June 30, 2015 and December 31, 2013 to December 31, 2014.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2014)	$22
Amortization	2
Ending Balance (June 30, 2015)	$20

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	3
Ending Balance (December 31, 2014)	$22

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

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,258	$—	$—	$2,258
Impaired loans:
Commercial real estate	8,608	—	—	8,608
Faith-based non-profit	16,607	—	—	16,607
Residential real estate	2,730	—	—	2,730
Consumer	2	—	—	2
Total	$30,205	$—	$—	$30,205

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,069	$—	$—	$3,069
Impaired loans:
Commercial real estate	9,060	—	—	9,060
Faith-based non-profit	17,119	—	—	17,119
Residential real estate	4,214	—	—	4,214
Total	$33,462	$—	$—	$33,462

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	June 30, 2015	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,258	discounted appraisals	collateral discounts	6-20%
Impaired loans	27,947	discounted appraisals	collateral discounts	6-20%
Total	$30,205

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2014	Technique	Inputs	Input Value
Nonrecurring:
OREO	$3,069	discounted appraisals	collateral discounts	6-20%
Impaired loans	30,393	discounted appraisals	collateral discounts	6-20%
Total	$33,462

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

As of June 30, 2015 and December 31, 2014, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	June 30, 2015
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$29,147	$29,147	$29,147	$—	$—
Investment securities available for sale	72,812	72,812	—	72,812	—
Loans, net of allowances for loan losses	172,740	177,601	—	—	177,601
Accrued interest receivable	824	824	824	—	—

Liabilities:
Non-maturity deposits	$122,623	$122,623	$122,623	$—	$—
Maturity deposits	131,213	130,843	—	130,843	—
Other borrowings	872	953	—	—	953
Accrued interest payable	98	98	98	—	—

Index M&F BANCORP, INC. AND SUBSIDIARY Notes to Consolidated Financial Statements

	December 31, 2014
(Dollars in thousands)	Carrying Amount	Estimated
	Amount	Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$35,574	$35,574	$35,574	$—	$—
Investment securities available for sale	69,703	69,703	—	69,703	—
Loans, net of allowances for loan losses	171,648	175,165	—	—	175,165
Accrued interest receivable	816	816	816	—	—

Liabilities:
Non-maturity deposits	$119,383	$119,383	$119,383	$—	$—
Maturity deposits	136,477	135,965	—	135,965	—
Other borrowings	784	734	—	—	734
Accrued interest payable	76	76	76	—	—

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended June 30, 2015.

•	Net income before preferred stock dividends and accretion was $318 thousand and $507 thousand for the three months ended June 30, 2015 and 2014, respectively. Net income available to common stockholders was $259 thousand or $0.13 per share and $448 thousand or $0.22 per share for the three months ended June 30, 2015 and 2014, respectively.
•	Net interest income totaled $2.5 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively. The net interest margin on a tax equivalent (“TE”) basis for the three months ended June 30, 2015 was 3.58% compared to 3.73% for the three months ended June 30, 2014, a decrease of 15 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding decreased slightly to 1.95% as of June 30, 2015 compared to 1.96% as of December 31, 2014. Loans outstanding increased $1.1 million from $175.1 million at December 31, 2014 to $176.2 million at June 30, 2015. Net charge-offs were $7 thousand and $37 thousand during the three months ended June 30, 2015 and 2014, respectively. There was no provision for loan losses for the three months ended June 30, 2015 or 2014.
•	Noninterest income decreased by $515 thousand during the second quarter of 2015 compared to the same period in 2014 primarily due to gains on the sales of repossessed assets of $515 thousand during the second quarter of 2014 compared to none during comparable period of 2015.
•	Noninterest expense decreased $228 thousand during the second quarter of 2015 compared to the same period in 2014 primarily due to decreases in net OREO expenses, salaries and employee benefits and occupancy and equipment expenses.
•	Preferred stock dividends and accretion in the quarters ended June 30, 2015 and 2014 were $59 thousand. The dividend yield for the three months ended June 30, 2015 and 2014 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the six months ended June 30, 2015.

•	Net income before preferred stock dividends and accretion was $149 thousand and $784 thousand for the six months ended June 30, 2015 and 2014, respectively. Net income available to common stockholders was $32 thousand or $0.02 per share and $667 thousand or $0.33 per share for the six months ended June 30, 2015 and 2014, respectively.
•	Net interest income totaled $4.9 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. The net interest margin on a TE basis for the six months ended June 30, 2015 was 3.49% compared to 3.74% for the six months ended June 30, 2014, a decrease of 25 bps.
•	Net charge-offs were $1 thousand and $44 thousand during the six months ended June 30, 2015 and 2014, respectively. There was no provision for loan losses for the six months ended June 30, 2015 or 2014.
•	Noninterest income decreased by $574 thousand during the first six months of 2015 compared to the same period in 2014 primarily due to gains on the sales of repossessed assets of $515 thousand during the first six months of 2014 compared to none during comparable period of 2015, a $37 thousand decrease in service charge income and a $10 thousand decrease in rental income during the first six months of 2015 compared to the comparable period in 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY

•	Noninterest expense increased $58 thousand during the first six months of 2015 compared to the same period in 2014 primarily due to increases in net OREO expenses, occupancy and equipment expenses, other expenses, professional fees, salaries and employee benefits and FDIC deposit insurance expenses.
•	Preferred stock dividends and accretion during the six months ended June 30, 2015 and 2014 were $117 thousand. The dividend yield for the six months ended June 30, 2015 and 2014 was 2.00%.

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

•	Allowance for Loan and Lease Losses (“ALLL”) – The Company records an estimated ALLL for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Foreclosed Assets - Foreclosed assets represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

Index M&F BANCORP, INC. AND SUBSIDIARY

•	Fair Value Estimates - Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities.

Index M&F BANCORP, INC. AND SUBSIDIARY

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets. Total assets decreased from $298.4 million at December 31, 2014 to $295.5 million at June 30, 2015. Cash and cash equivalents decreased from $35.6 million at December 31, 2014 to $29.2 million at June 30, 2015. Investment securities increased by $3.1 million to $72.8 million at June 30, 2015 primarily due to net purchases of investments. Gross loans increased $1.1 million during the six-month period. OREO decreased from $3.1 million at December 31, 2014 to $2.3 million at June 30, 2015. Other assets decreased $81 thousand during the six-month period primarily due to amortization of prepaid expenses.

Liabilities. Total liabilities decreased from $261.8 million at December 31, 2014 to $259.3 million at June 30, 2015. The change was primarily driven by a $2.0 million decrease in total deposits and a $573 thousand decrease in Other liabilities, consisting of sundry items such as accrued salaries payable and deferred compensation expenses among others. Deposits decreased from $255.9 million at December 31, 2014 to $253.8 million at June 30, 2015. Interest-bearing deposits decreased $4.1 million, while noninterest-bearing deposits increased $2.1 million. The decrease in interest-bearing deposits was primarily the result of decreases in total time deposits and interest-bearing checking accounts. We believe a significant portion of that decrease to be temporary. Other borrowings increased by $88 thousand due to purchases of equipment under long-term lease partially offset by principal payments on long-term leases and other long-term debt.

Stockholders’ Equity. Total consolidated stockholders’ equity totaled $36.2 million at June 30, 2015 and $36.6 at December 31, 2014. Retained earnings totaled $17.8 million at June 30, 2015 and December 31, 2014. The Company did not pay a common stock dividend during the first six months of 2015. Accumulated other comprehensive loss represents the unrealized loss on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $2.0 million and $1.7 million at June 30, 2015 and December 31, 2014, respectively.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared with three months ended June 30, 2014

General. Net income before preferred stock dividends was $318 thousand for the three months ended June 30, 2015 compared to $507 thousand for the three months ended June 30, 2014. Preferred stock dividends and accretion in the quarters ended June 30, 2015 and 2014 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended June 30, 2015 and 2014 was 2.00%. Net income available to common stockholders was $259 thousand or $0.13 per share and $448 thousand or $0.22 per share for the three months ended June 30, 2015 and 2014, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $112 thousand, or 4.31%, to $2.5 million for the three months ended June 30, 2015 compared to the comparable period of 2014. Average earning assets were $279.1 million for the three months ended June 30, 2015 and 2014. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.58% and 3.73% for the three months ended June 30, 2015 and 2014, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 15 bps to 3.50% for the three months ended June 30, 2015 from 3.65% for the three months ended June 30, 2014. The yield on average interest-earning assets was 3.81% and 3.97% for the three months ended June 30, 2015 and 2014, respectively, a decrease of 16 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.31% and 0.32%, respectively.

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Index M&F BANCORP, INC. AND SUBSIDIARY

Interest income decreased 4.05% for the three months ended June 30, 2015 to $2.7 million from $2.8 million for the three months ended June 30, 2014. The average balances of loans, which had overall yields of 5.25% and 5.26% for the three months ended June 30, 2015 and 2014, respectively, decreased from $185.8 million for the three months ended June 30, 2014 to $174.3 million for the three months ended June 30, 2015. The average balance of investment securities increased $5.9 million from $67.3 million for the three months ended June 30, 2014 to $73.2 million for the three months ended June 30, 2015. The TE yield on investment securities increased from 1.84% for the three months ended June 30, 2014 to 1.85% for the three months ended June 30, 2015. The average balances of federal funds and other short-term investments increased from $26.0 million for the three months ended June 30, 2014 to $31.7 million for the three months ended June 30, 2015. The average yield in this category was 0.44% and 0.25% during the three months ended June 30, 2015 and 2014, respectively. The yield increased as management invested in certificates of deposits at other financial institutions, which carried an average yield of 1.89% and an average balance of $4.0 million for the three months ended June 30, 2015 compared to an average yield of 1.95% and an average balance of $307 thousand for the three months ended June 30, 2014.

Interest expense was $164 thousand for the three months ended June 30, 2015 and 2014. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $207.0 million for the three months ended June 30, 2014 to $210.9 million for the three months ended June 30, 2015. The average rate paid on interest-bearing deposits decreased one bp from 0.32% for the three months ended June 30, 2014 to 0.31% for the three months ended June 30, 2015.

The average rate on borrowings increased from 0.49% for the three months ended June 30, 2014 to 0.90% for the three months ended June 30, 2015. The average borrowings outstanding increased from $818 thousand during the three months ended June 30, 2014 to $885 thousand during the three months ended June 30, 2015. The interest expense on borrowed funds totaled $2 thousand and $1 thousand for the three months ended June 30, 2015 and 2014, respectively.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2015 and 2014
(Dollars in thousands)	2015			2014
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$174,264	$2,287	5.25%	$185,829	$2,443	5.26%
Taxable securities	70,573	314	1.78	66,524	296	1.78
Nontaxable securities(2)	2,596	15	3.69	739	8	6.98
Federal funds sold and other interest on short-term investments	31,682	35	0.44	26,049	16	0.25
Total interest earning assets	279,115	2,651	3.81%	279,141	2,763	3.97%
Cash and due from banks	2,450			2,788
Other assets	20,658			20,352
Allowance for loan losses	(3,443)			(3,476)
Total assets	$298,780			$298,805

Liabilities and Equity
Savings deposits	$59,114	$16	0.11%	$51,689	$16	0.12%
Interest-bearing demand deposits	19,647	4	0.08	20,655	4	0.08
Time deposits	132,129	142	0.43	134,638	143	0.42
Total interest-bearing deposits	210,890	162	0.31	206,982	163	0.32
Borrowed funds	885	2	0.90	818	1	0.49
Total interest-bearing liabilities	211,775	164	0.31%	207,800	164	0.32%
Non-interest-bearing deposits	44,674			49,825
Other liabilities	5,920			4,495
Total liabilities	262,369			262,120
Stockholders' equity	36,411			36,685
Total liabilities and stockholders' equity	$298,780			$298,805

Net interest income		$2,487			$2,599

Non-taxable securities		15			8
Tax equivalent adjustment (3)		9			5

Tax equivalent net interest income		$2,496			$2,604
Net interest spread (4)			3.50%			3.65%
Net interest margin (5)		3.58%			3.73%

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Provision for loan losses. There was no provision for loan losses during the second quarter of 2015 or 2014.

Noninterest Income. Noninterest income decreased 56.10% or $515 thousand for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Service charge income decreased by $5 thousand as a result of lower customer based activities. Rental income decreased by $6 thousand for the three months ended June 30, 2015 when compared to the same period in 2014. The decrease in rental income was driven by lower occupancy and rental rates during the second quarter of 2015 as compared to the same period in 2014. Cash surrender value of life insurance generated $64 thousand and $51 thousand during the second quarter of 2015 and 2014, respectively. The increase was primarily attributable to an additional $1.5 million investment, which occurred during December 2014. Other income decreased $2 thousand from June 30, 2014 to June 30, 2015.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 8.35% to $2.5 million for the three months ended June 30, 2015 from $2.6 million for the three months ended June 30, 2014.

Salaries and employee benefits expenses for the three months ended June 30, 2015 and 2014 were $1.3 million and $1.4 million, respectively. The decrease was reflective of slightly lower salaries and cost of providing employee benefits due to recent retirements.

Occupancy expense decreased by $44 thousand during the three months ended June 30, 2015 from the same period in 2014. The decrease was primarily due to lower security and rental expenses during the more recent period.

Directors’ fees increased by $8 thousand or 16.00% from $50 thousand in the second quarter of 2014 to $58 thousand in the corresponding 2015 period as a result of additional committee meetings and adding a new director to the Bank board.

Marketing expenses increased $22 thousand or 62.86% from $35 thousand in the second quarter of 2014 to $57 thousand for the corresponding 2015 period as a result of new branding initiatives.

Professional fees decreased by $2 thousand or 1.13% from $177 thousand in the second quarter of 2014 to $175 thousand in the corresponding period of 2015 primarily as a result of reductions in the utilization of consultants.

Information technology costs increased by 13.83% or $26 thousand to $214 thousand in the second quarter of 2015 compared to the comparable period in 2014. The increase is primarily attributable acquiring additional features and functions from our third party data processing provider.

FDIC deposit insurance expense decreased from $143 thousand for the three months ended June 30, 2014 to $142 thousand for the three months ended June 30, 2015. The decrease represents lower FDIC insurance premiums related to the composition and outstanding average deposit balances.

Net OREO recoveries increased $101 thousand from $(1) thousand in the second quarter of 2014 to $(102) thousand in the corresponding 2015 period. Principally, write-downs during the 2015 period decreased by $47 thousand to $47 thousand compared to $94 thousand during the corresponding 2014 period and net expenses/(recoveries) associated with maintaining OREO increased from $(95) thousand during the 2014 period to $(149) thousand during 2015, primarily attributable to insurance recoveries related to mold abatement on a property and increased rent for OREO properties, partially offset by lower net gains on sales of OREO.

Delivery expenses remained unchanged at $44 thousand for the three months ended June 30, 2015 and 2014.

Other expenses decreased $78 thousand for the three months ended June 30, 2015 from the three months ended June 30, 2014. The increase in other expenses was primarily driven by a $22 thousand decrease in off-balance sheet provision for unused lines/letters of credit, $10 thousand decrease in loan related expenses and a $36 thousand decrease in supplies expense among decreases in other sundry expenses.

Index M&F BANCORP, INC. AND SUBSIDIARY

Provision for Income Taxes. The Company recorded an income tax expense of $71 thousand and $281 thousand for the three months ended June 30, 2015 and 2014, respectively. The overall effective rate was 18.25% and 35.66% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate during 2015 was largely driven by a reduction in state income tax rates and a decrease in taxable income.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

General. Net income before preferred stock dividends was $149 thousand for the six months ended June 30, 2015 compared to $784 thousand for the six months ended June 30, 2014. Preferred stock dividends and accretion for the six months ended June 30, 2015 and 2014 were $117 thousand. Dividend yield on the Company’s preferred stock for the six months ended June 30, 2015 and 2014 was 2.00%. Net income available to common stockholders was $32 thousand or $0.02 per share and $667 thousand or $0.33 per share for the six months ended June 30, 2015 and 2014, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $373 thousand, or 7.09%, to $4.9 million for the six months ended June 30, 2015 compared to the comparable period of 2014. Average earning assets were $281.1 million and $281.7 million for the six months ended June 30, 2015 and 2014, respectively. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.49% and 3.74% for the six months ended June 30, 2015 and 2014, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 25 bps to 3.41% for the six months ended June 30, 2015 from 3.66% for the six months ended June 30, 2014. The yield on average interest-earning assets was 3.73% and 3.98% for the six months ended June 30, 2015 and 2014, respectively, a decrease of 25 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.32%.

Interest income decreased 6.69% for the six months ended June 30, 2015 to $5.2 million from $5.6 million for the six months ended June 30, 2014. The average balances of loans, which had overall yields of 5.16% and 5.27% for the six months ended June 30, 2015 and 2014, respectively, decreased from $187.2 million for the six months ended June 30, 2014 to $174.3 million for the six months ended June 30, 2015. The average balance of investment securities increased $5.9 million from $66.2 million for the six months ended June 30, 2014 to $72.1 million for the six months ended June 30, 2015. The TE yield on investment securities decreased from 1.94% for the six months ended June 30, 2014 to 1.88% for the six months ended June 30, 2015. The average balances of federal funds and other short-term investments increased from $28.3 million for the six months ended June 30, 2014 to $34.7 million for the six months ended June 30, 2015. The average yield in this category was 0.41% and 0.24% during the six months ended June 30, 2015 and 2014, respectively. The yield increased as management invested in certificates of deposits at other financial institutions, which carried an average yield of 1.85% and an average balance of $3.7 million for the six months ended June 30, 2015 compared to an average yield of 1.95% and an average balance of $154 thousand for the six months ended June 30, 2014.

Interest expense was $337 thousand and $339 thousand for the six months ended June 30, 2015 and 2014, respectively. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $209.3 million for the six months ended June 30, 2014 to $212.2 million for the six months ended June 30, 2015. The average rate paid on interest-bearing deposits decreased one bp from 0.32% for the six months ended June 30, 2014 to 0.31% for the six months ended June 30, 2015.

The average rate on borrowings increased from 0.48% for the six months ended June 30, 2014 to 0.72% for the six months ended June 30, 2015. The average borrowings outstanding increased from $828 thousand during the six months ended June 30, 2014 to $836 thousand during the six months ended June 30, 2015. The interest expense on borrowed funds totaled $3 thousand and $2 thousand for the six months ended June 30, 2015 and 2014, respectively.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2015 and 2014
(Dollars in thousands)	2015			2014
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$174,312	$4,493	5.16%	$187,215	$4,937	5.27%
Taxable securities	70,545	644	1.83	65,379	614	1.88
Nontaxable securities(2)	1,514	19	4.00	813	17	6.74
Federal funds sold and other interest on short-term investments	34,720	71	0.41	28,274	34	0.24
Total interest earning assets	281,091	5,227	3.73%	281,681	5,602	3.98%
Cash and due from banks	2,451			2,833
Other assets	20,890			20,675
Allowance for loan losses	(3,441)			(3,483)
Total assets	$300,991			$301,706

Liabilities and Equity
Savings deposits	$58,245	$31	0.11%	$51,799	$32	0.12%
Interest-bearing demand deposits	20,714	8	0.08	21,228	8	0.08
Time deposits	133,257	295	0.44	136,245	297	0.44
Total interest-bearing deposits	212,216	334	0.31	209,272	337	0.32
Borrowed funds	836	3	0.72	828	2	0.48
Total interest-bearing liabilities	213,052	337	0.32%	210,100	339	0.32%
Noninterest-bearing deposits	45,356			50,561
Other liabilities	6,095			4,532
Total liabilities	264,503			265,193
Stockholders' equity	36,488			36,513
Total liabilities and stockholders' equity	$300,991			$301,706

Net interest income		$4,890			$5,263

Non-taxable securities		19			17
Tax equivalent adjustment (3)		11			10

Tax equivalent net interest income		$4,901			$5,273	`
Net interest spread (4)			3.41%			3.66%
Net interest margin (5)		3.49%			3.74%

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

Provision for loan losses. There was no provision for loan losses during the first six months of 2015 or 2014.

Index M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Income. Noninterest income decreased 41.93% or $574 thousand for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Service charge income decreased by $37 thousand as a result of lower customer based activities. Rental income decreased by $10 thousand for the six months ended June 30, 2015 when compared to the same period in 2014. The decrease in rental income was driven by lower occupancy and occupancy rates during the first six months of 2015 as compared to the same period in 2014. Cash surrender value of life insurance generated $114 thousand and $101 thousand during the first six months of 2015 and 2014, respectively. The increase was primarily attributable to an additional $1.5 million investment in bank-owned life insurance, which occurred during December 2014. Other income decreased $54 thousand from June 30, 2014 to June 30, 2015. The decrease was attributable to the realization of a $55 thousand death benefit claim on a bank-owned life insurance policy during the first six months of 2014 compare to none during the comparable period of 2015. During the first six months of 2015, the Company realized $29 thousand in net gains on sales of investments compared to none during the comparable period of 2014, which partially offset the aforementioned decreases.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 1.07% to $5.5 million for the six months ended June 30, 2015 from $5.4 million for the six months ended June 30, 2014.

Salaries and employee benefits expenses for the six months ended June 30, 2015 and 2014 were $2.6 million and $2.7 million, respectively. The decrease was reflective of slightly lower cost of providing employee benefits due to recent retirements.

Occupancy expense decreased by $57 thousand during the six months ended June 30, 2015 from the same period in 2014. The decrease was primarily due to lower security, rental expenses and repairs and maintenance during the more recent period.

Directors’ fees increased by $11 thousand or 10.58% from $104 thousand during the first six months of 2014 to $115 thousand in the corresponding 2015 period as a result of additional committee meetings and adding a new director to the Bank board.

Marketing expenses increased $24 thousand or 33.80% from $71 thousand during the first six months of 2014 to $95 thousand for the corresponding 2015 period as a result of new branding initiatives.

Professional fees decreased by $40 thousand or 10.53% from $380 thousand during the first six months of 2014 to $340 thousand in the corresponding period of 2015 primarily as a result of reductions in the utilization of consultants.

Information technology costs increased by 10.66% or $42 thousand to $436 thousand during the first six months of 2015 compared to the comparable period in 2014. The increase is primarily attributable acquiring additional features and functions from our third party data processing provider.

FDIC deposit insurance expense decreased from $292 thousand for the first six months of 2014 to $285 thousand for the comparable period in 2015. The decrease represents lower FDIC insurance premiums related to the composition and outstanding average deposit balances.

Net OREO expenses increased $172 thousand from $44 thousand during the first six months of 2014 to $216 thousand in the corresponding 2015 period. Principally, write-downs during the 2015 period increased by $147 thousand to $262 thousand compared to $114 thousand during the corresponding 2014 period and net recoveries associated with maintaining OREO decreased from $(71) thousand during the 2014 period to $(46) thousand during 2015, primarily attributable to an insurance recovery related to mold abatement on a property and increased rental income from OREO, partially offset by lower net gains on sales of OREO.

Delivery expenses decreased $15 thousand from $90 thousand for the first six months of 2015 to $75 thousand in the corresponding 2015 period. The decrease was primarily attributable to a reduction in courier services.

Other expenses decreased $56 thousand for the six months ended June 30, 2015 from the six months ended June 30, 2014. The decrease in other expenses was primarily driven by a $26 thousand decrease in off-balance sheet provision for unused lines/letters of credit and a $33 thousand decrease in supplies expense among decreases in other sundry expenses.

Index M&F BANCORP, INC. AND SUBSIDIARY

Provision for Income Taxes. The Company recorded an income tax expense of $48 thousand and $418 thousand for the six months ended June 30, 2015 and 2014, respectively. The overall effective rate was 24.37% and 34.78% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate during 2015 was largely driven by a reduction in state income tax rates and decreased taxable income.

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of June 30, 2015 and December 31, 2014, the allowance for loan losses was $3.4 million, which represented approximately 1.95% and 1.96% of total loans outstanding on those respective dates.

Nonperforming assets, defined as loans 90 days and over past due, non-accruing loans plus OREO and other repossessed assets, at June 30, 2015 were 3.05% of total assets compared to 4.03% at December 31, 2014.

Of the non-accruing loans totaling $6.4 million at June 30, 2015, 99.94% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with their modified terms totaled $21.7 million or 87.33% of total recorded investment in TDRs at June 30, 2015. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Past due loans decreased from $12.6 million at December 31, 2014 to $6.4 million at June 30, 2015. Approximately $1.1 million and $3.5 million of past due loans represent loans that had matured and were in the process of being renewed at June 30, 2015 and December 31, 2014, respectively. The decrease in past dues reflects management’s efforts to renew matured loans in a more timely manner as well as moving problem loans out of the Bank to other financial institutions.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 31.55% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $5.7 million in available borrowing capacity from the FHLB of Atlanta at June 30, 2015, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $646 thousand outstanding from the FHLB as of June 30, 2015. The maximum outstanding balance from FHLB at any time during the first six months of 2015 was $658 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

Index M&F BANCORP, INC. AND SUBSIDIARY

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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of June 30, 2015.

The final rules implementing the Basel III regulatory capital framework are complex and subject to interpretation. While management can give no assurance that a regulatory entity will not interpret the rules differently, management does not believe that any differences in interpretation will result in a material impact on capital ratios.

The June 30, 2015 and December 31, 2014 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

Index M&F BANCORP, INC. AND SUBSIDIARY

	June 30, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,330	19.53%	$16,517	8.00%	n/a	n/a
Bank	39,508	19.15	16,503	8.00	$20,629	10.00%
Tier 1 (to risk weighted assets)
Company	$37,734	18.28%	$12,388	6.00%	n/a	n/a
Bank	36,915	17.89	12,377	6.00	$16,503	8.00%
Common Equity Tier 1
Company	$26,331	12.75	$9,291	4.50%	n/a	n/a
Bank	36,915	17.89	9,283	4.50	$13,409	6.50%
Tier 1 (to average total assets)
Company	$37,734	12.65%	$11,931	4.00%	n/a	n/a
Bank	36,915	12.39	11,922	4.00	$14,903	5.00%

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,998	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

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

Exhibit 3(i)(e) Exhibit 3(i)(f)

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

M&F Bancorp, Inc.

Date: August 12, 2015	By:	/s/ James H. Sills, III
James H. Sills, III
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.