Form 10-Q
period 2015-09-30
M&F BANCORP INC /NC/
filed 2015-11-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 – Financial

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2015	2014
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,366	$2,871
Interest-bearing deposits	33,681	32,703
Total cash and cash equivalents	36,047	35,574
Investment securities available-for-sale, at fair value	72,461	69,703
Other invested assets	298	301
Loans, net of unearned income and deferred fees	175,756	175,088
Allowance for loan losses	(3,437)	(3,440)
Loans, net	172,319	171,648
Interest receivable	785	816
Bank premises and equipment, net	4,389	4,293
Cash surrender value of bank-owned life insurance	7,869	7,695
Other real estate owned ("OREO")	2,136	3,069
Deferred tax assets and taxes receivable, net	3,961	4,114
Other assets	1,212	1,172
TOTAL ASSETS	$301,477	$298,385
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest-bearing deposits	$210,945	$214,055
Noninterest-bearing deposits	47,550	41,805
Total deposits	258,495	255,860
Other borrowings	953	784
Other liabilities	5,202	5,163
Total liabilities	264,650	261,807

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,730	11,729
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	18,033	17,785
Accumulated other comprehensive loss	(1,668)	(1,668)
Total stockholders' equity	36,827	36,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$301,477	$298,385

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands except for share and per share data)	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014

Interest income:
Loans, including fees	$2,354	$2,499	$6,847	$7,439
Investment securities available-for-sale, including dividends
Taxable	323	300	967	915
Tax-exempt	33	4	51	19
Other	39	22	109	56

Total interest income	2,749	2,825	7,974	8,429
Interest expense:
Deposits	158	155	491	491
Borrowings	2	1	6	4

Total interest expense	160	156	497	495
Net interest income	2,589	2,669	7,477	7,934
Less provision for loan losses	—	50	—	50

Net interest income after provision for loan losses	2,589	2,619	7,477	7,884

Noninterest income:
Service charges	290	286	846	877
Rental income	58	41	144	138
Cash surrender value of life insurance	59	52	174	153
Net realized gains on sales of investment securities available-for-sale	—	—	29	—
Gains on sales of repossessed assets	—	—	—	515
Other income	2	364	11	426
Total noninterest income	409	743	1,204	2,109

Noninterest expense:
Salaries and employee benefits	1,320	1,392	3,967	4,055
Occupancy and equipment	361	346	1,045	1,084
Directors' fees	40	50	155	154
Marketing	50	33	145	94
Professional fees	132	185	472	564
Information technology	229	274	664	667
FDIC deposit insurance	139	141	424	434
OREO expenses, net	43	116	259	160
Delivery expenses	37	41	111	131
Other	310	383	905	1,046
Total noninterest expense	2,661	2,961	8,147	8,389

Income before income taxes	337	401	534	1,604
Income tax expense	61	173	109	591
Net income	276	228	425	1,013

Less preferred stock dividends and accretion	(59)	(59	(177)	(177)

Net income available to common stockholders	$217	$169	$248	$836

Basic and diluted earnings per share of common stock:	$0.11	$0.08	$0.12	$0.41
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
(Unaudited)	2015	2014	2015	2014

Net income	$276	$228	$425	$1,013

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investment securities available-for-sale	617	(188)	57	352
Tax effect	(231)	70	(24)	(135)
Reclassification adjustments for net realized gains	—	—	(29)	—
Tax effect	—	—	12	—
Net of tax amount	386	(118)	16	217

Defined benefit pension plans:
Net actuarial losses	(63)	(54)	(188)	(162)
Tax effect	—	—	—	—
Prior service cost	63	54	188	162
Tax effect	(16)	(11)	(16)	(11)
Net of tax amount	(16)	(11)	(16)	(11)

Other comprehensive income (loss), net of tax	370	(129)	—	206

Comprehensive income	$646	$99	$425	$1,219

See notes to consolidated financial statements

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2015 and 2014

					Accumulated
	Number				Other
(Dollars in thousands except for share data)	of	Common	Preferred	Retained	Comprehensive
(Unaudited)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137
Accretion of Series B preferred stock issuance costs	—	—	1	(1)	—	—
Net income	—	—	—	1,013	—	1,013
Other comprehensive income, net of tax	—	—	—	—	206	206
Dividends declared on preferred stock	—	—	—	(176)	—	(176)

Balances as of September 30, 2014	2,031,337	$8,732	$11,728	$17,939	$(1,219)	$37,180

Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578
Accretion of Series B preferred stock issuance costs	—	—	1	(1)	—	—
Net income	—	—	—	425	—	425
Other comprehensive income, net of tax	—	—	—	—	—	—
Dividends declared on preferred stock	—	—	—	(176)	—	(176)

Balances as of September 30, 2015	2,031,337	$8,732	$11,730	$18,033	$(1,668)	$36,827

See notes to consolidated financial statements

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014
(Unaudited)

Cash flows from operating activities:
Net income	$425	$1,013
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	—	50
Depreciation and amortization	312	260
Gains on dispositions of repossessed assets	—	(515)
Amortization of discounts/premiums on investment securities available-for-sale, net	332	545
Deferred income tax provision	114	201
Net gains on sales of investment securities available-for-sale	(29)	—
Increase in cash surrender value of bank-owned life insurance	(174)	(153)
Gains at foreclosure	(13)	(41)
Net gains on sales of OREO	(79)	(73)
Contribution of OREO	—	6
Writedowns of OREO	342	123
Net changes in:
Accrued interest receivable and other assets	2	49
Other liabilities	39	(357)

Net cash provided by operating activities	1,271	1,108

Cash flows from investing activities:
Activity in available for sale securities:
Sales	19,860	—
Maturities and calls	21,660	6,657
Principal collections	6,711	10,577
Purchases	(51,264)	(22,424)
FHLB stock redemptions	3	81
Net (increase) decrease in loans	(793)	3,952
Purchases of bank premises and equipment	(408)	(206)
Disposal of bank premises and equipment	—	7
Proceeds from death benefit of bank-owned life insurance policies	—	201
Proceeds from dispositions of repossessed assets	—	1,107
Proceeds from sales of OREO	805	695

Net cash provided by (used in) investing activities	(3,426)	647

Cash flows from financing activities:
Net increase (decrease) in deposits	2,635	(12,907)
Proceeds from other borrowings	336	93
Repayments of other borrowings	(167)	(154)
Cash dividends	(176)	(176)

Net cash provided by (used in) financing activities	2,628	(13,144)

Net increase (decrease) in cash and cash equivalents	473	(11,389)

Cash and cash equivalents as of the beginning of the period	35,574	28,583

Cash and cash equivalents as of the end of the period	$36,047	$17,194

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Nine Months Ended
	September 30,
(Dollars in thousands)	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$428	$462
Income taxes	—	253
Noncash Transactions:
Loans transferred to OREO	122	255
Net unrealized gains on investment securities available-for-sale, net of deferred income tax	16	217
Loans transferred to foreclosed assets	—	3
Accretion of Series B preferred stock issuance costs	1	1

See notes to consolidated financial statements.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) amended the Receivables topic of the Accounting Standards Codification (“ASC”). The amendments are intended to resolve diversity in practice with respect to when a creditor should reclassify a collateralized consumer mortgage loan to OREO. In addition, the amendments require that a creditor reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate collateral to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The amendments were effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2014 with early implementation of the guidance permitted. In implementing this guidance, assets that are reclassified from real estate to loans are measured at the carrying value of the real estate at the date of adoption. Assets reclassified from loans to real estate are measured at the lower of the net amount of the loan receivable or the fair value of the real estate less costs to sell at the date of adoption. The Company applied the amendments prospectively. These amendments did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

In June 2015, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line of credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of September 30, 2015 and December 31, 2014, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $72.5 million and $69.7 million as of September 30, 2015 and December 31, 2014, respectively. Securities with a fair value of $0.8 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $3.0 million and $22.7 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at September 30, 2015. Securities with a fair value of $1.0 million were pledged to the FRB and an additional $3.8 million and $18.1 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2014. Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“U.S. Agencies”) ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

The amortized cost, gross unrealized gains and losses and fair values of investment securities at September 30, 2015 and December 31, 2014 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
September 30, 2015
U.S. Agencies	$30,382	$70	$(2)	$30,450
MBS
Residential	34,591	157	(223)	34,525
Municipals	7,489	25	(28)	7,486
Total	$72,462	$252	$(253)	$72,461

December 31, 2014
U.S. Agencies	$12,373	$26	$(60)	$12,339
MBS
Residential	56,350	281	(276)	56,355
Municipals
North Carolina	1,009	9	(9)	1,009
Total	$69,732	$316	$(345)	$69,703

During the three months ended September 30, 2015 and 2014, there were no gross realized gains or gross realized losses on sales or calls of securities. During the nine months ended September 30, 2015, there were $205 thousand gross realized gains and $176 thousand gross realized losses on the sales or calls of securities compared to none during the comparable period of 2015.

The amortized cost and estimated market values of securities as of September 30, 2015 and December 31, 2014 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

(Dollars in thousands)	As of September 30, 2015
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$2,502	$2,498
Due after one year through five years	25,949	25,884
Due after five years through ten years	1,999	2,000
Total U.S. Agencies	$30,450	$30,382

MBS
Residential
Due within one year	$6,456	$6,487
Due after one year through five years	14,828	14,863
Due after five years through ten years	8,435	8,426
Due after ten years	4,806	4,815
Total MBS	$34,525	$34,591

Municipals
Due within one year	$263	$260
Due after one year through five years	733	739
Due after five years through ten years	5,470	5,473
Due after ten years	1,020	1,017
Total Municipals	$7,486	$7,489

(Dollars in thousands)	As of December 31, 2014
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$2,498	$2,499
Due after one year through five years	7,887	7,874
Due after five years through ten years	1,954	2,000
Total U.S. Agencies	$12,339	$12,373

MBS
Residential
Due within one year	$10,114	$10,139
Due after one year through five years	24,003	24,018
Due after five years through ten years	13,803	13,771
Due after ten years	8,435	8,422
Total MBS	$56,355	$56,350

Municipals
Due within one year	$162	$161
Due after one year through five years	268	260
Due after five years through ten years	579	588
Total Municipals	$1,009	$1,009

All securities owned as of September 30, 2015 and December 31, 2014 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be impaired during 2014 or the first nine months of 2015.

As of September 30, 2015 and December 31, 2014, the Company held 46 and 59 investment positions, respectively, with unrealized losses of $253 thousand and $345 thousand, respectively. These investments were in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

As of September 30, 2015 and December 31, 2014, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position was as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
U.S. Agencies	$1,999	$(1)	$999	$(1)	$2,998	$(2)
MBS
Residential	4,023	(37)	10,204	(186)	14,227	(223)
Municipals	3,548	(28)	—	—	3,548	(28)
Total	$9,570	$(66)	$11,203	$(187)	$20,773	$(253)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Agencies	$5,982	$(14)	$1,954	$(46)	$7,936	$(60)
MBS
Residential	12,594	(73)	13,476	(203)	26,070	(276)
Municipals	—	—	579	(9)	579	(9)
Total	$18,576	$(87)	$16,009	$(258)	$34,585	$(345)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of September 30, 2015 and December 31, 2014 was $0.3 million. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of September 30, 2015 and December 31, 2014. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of September 30, 2015 or December 31, 2014.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)
(Unaudited)
	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$(405)	$(1,020)	$(1,425)
Other comprehensive income before reclassifications	217	(11)	206
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	217	(11)	206
Balance as of September 30, 2014	$(188)	$(1,031)	$(1,219)

Balance as of June 30, 2014	$(70)	$(1,020)	$(1,090)
Other comprehensive income before reclassifications	(118)	(11)	(129)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	(118)	(11)	(129)
Balance as of September 30, 2014	$(188)	$(1,031)	$(1,219)

Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)
Other comprehensive loss before reclassifications	33	(16)	17
Amounts reclassified from accumulated other comprehensive loss	(17)	—	(17)
Net current-period other comprehensive loss	16	(16)	—
Balance as of September 30, 2015	$(1)	$(1,667)	$(1,668)

Balance as of June 30, 2015	$(387)	$(1,651)	$(2,038)
Other comprehensive loss before reclassifications	386	(16)	370
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive loss	386	(16)	370
Balance as of September 30, 2015	$(1)	$(1,667)	$(1,668)

All amounts are net of tax.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
(Unaudited)
Detail about Acumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Net unrealized holding gain - investment securities available-for-sale	$—	$—	$(29)	$—
Income tax expense	—	—	12	—
Total, net of tax	—	—	(17)	—

Amortization of defined benefit pension	—	—	—	—
Income tax expense	—	—	—	—
Total, net of tax	—	—	—	—

Total reclassifications for the period	$—	$—	$(17)	$—

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three and nine month periods ended September 30, 2015 and 2014 and related asset balances at September 30, 2015 and December 31, 2014 is summarized as follows:

	For the Three Months September 30, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of June 30, 2015	$276	$944	$1,450	$394	$23	$204	$148	$3,439
For the three months ended September 30, 2015
Charge-offs	(2)	—	—	—	—	(5)	—	(7)
Recoveries	—	—	—	3	—	2	—	5
Provision for loan losses	54	(19)	(76)	(7)	—	44	4	—
Total ending ALLL balances as of September 30, 2015	$328	$925	$1,374	$390	$23	$245	$152	$3,437

	For the Three Months September 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of June 30, 2014	$109	$780	$1,686	$645	$27	$109	$93	$3,449
For the three months ended September 30, 2014
Charge-offs	—	—	—	(40)	—	(4)	—	(44)
Recoveries	—	—	—	4	—	2	—	6
Provision for loan losses	19	7	74	(7)	—	50	(93)	50
Total ending ALLL balances as of September 30, 2014	$128	$787	$1,760	$602	$27	$157	$—	$3,461

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	For the Nine Months September 30, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the nine months ended September 30, 2015
Charge-offs	(2)	—	—	(7)	(1)	(12)	—	(22)
Recoveries	—	—	—	15	1	3	—	19
Provision for loan losses	(23)	346	140	(303)	(5)	(11)	(144)	—
Total ending ALLL balances as of September 30, 2015	$328	$925	$1,374	$390	$23	$245	$152	$3,437

	For the Nine Months Ended September 30, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the nine months ended September 30, 2014
Charge-offs	—	—	—	(71)	(16)	(15)	—	(102)
Recoveries	—	—	—	13	1	6	—	20
Provision for loan losses	(56)	(21)	(123)	167	23	60	—	50
Total ending ALLL balances as of September 30, 2014	$128	$787	$1,760	$602	$27	$157	$—	$3,461

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	September 30, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$306	$293	$32	$—	$—	$—	$631
Collectively evaluated for impairment	328	619	1,081	358	23	245	152	2,806
Total ending ALLL balance	$328	$925	$1,374	$390	$23	$245	$152	$3,437

Loans:
Loans individually evaluated for impairment	$—	$8,856	$16,842	$2,360	$2	$—	$—	$28,060
Loans collectively evaluated for impairment	7,631	38,764	75,078	20,656	1,029	4,538	—	147,696
Total ending loans balance	$7,631	$47,620	$91,920	$23,016	$1,031	$4,538	$—	$175,756

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The Bank experienced $2 thousand and $38 thousand in net loan charge-offs for the three months ended September 30, 2015 and 2014, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.00% and 0.08% during the three month periods ended September 30, 2015 and 2014, respectively. The Bank experienced $3 thousand and $82 thousand in net loan charge-offs for the nine months ended September 30, 2015 and 2014, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.00% and 0.06% during the nine month periods ended September 30, 2015 and 2014, respectively, and 0.06% for the year ended December 31, 2014.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of September 30, 2015 and December 31, 2014 was as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Commercial	$7,631	$7,253
Commercial real estate:
Construction	9,885	2,557
Owner occupied	17,678	18,013
Other	20,057	19,493
Faith-based non-profit:
Construction	4,652	6,156
Owner occupied	84,152	84,499
Other	3,116	4,707
Residential real estate:
First mortgage	16,676	18,995
Multifamily	2,768	3,001
Home equity	3,450	4,124
Construction	122	506
Consumer	1,031	1,232
Other loans	4,538	4,552
Loans, net of deferred fees	175,756	175,088
ALLL	(3,437)	(3,440)
Loans, net of ALLL	$172,319	$171,648

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of September 30, 2015, the percentage of loans in this segment, which included construction, real estate secured, and lines of credit, comprised 52.30% of the total loan portfolio and the reserve for these loans was 39.98% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The following tables present current loans and the aging of past due loans as of September 30, 2015 and December 31, 2014:

			90 Days
September 30, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$7,631	$7,631
Commercial real estate:
Construction	403	—	—	403	9,482	9,885
Owner occupied	308	—	—	308	17,370	17,678
Other	124	—	922	1,046	19,011	20,057
Faith-based non-profit:
Construction	—	—	—	—	4,652	4,652
Owner occupied	507	—	1,719	2,226	81,926	84,152
Other	71	—	—	71	3,045	3,116
Residential real estate:
First mortgage	—	496	1,101	1,597	15,079	16,676
Multifamily	—	—	—	—	2,768	2,768
Home equity	325	—	26	351	3,099	3,450
Construction	—	—	—	—	122	122
Consumer	10	—	2	12	1,019	1,031
Other loans	—	—	—	—	4,538	4,538
Total	$1,748	$496	$3,770	$6,014	$169,742	$175,756

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,250	$7,253
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner occupied	1,923	435	674	3,032	81,467	84,499
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

At September 30, 2015 and December 31, 2014, the total recorded investment in impaired loans amounted to $28.2 million and $30.7 million, respectively.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The recorded investment and related information for impaired loans is summarized as follows for September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30, 2015
				For the Nine Months Ended		For the Three Months Ended
	Unpaid				Average		Average
	Principal	Recorded	ALLL	Interest	Recorded	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment	Earned	Investment

With no related allowance recorded:
Commercial	$6	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	345	354	—	16	124	13	78
Owner occupied	68	69	—	5	56	1	42
Other	4,017	3,782	—	54	3,814	35	3,862
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	6,004	6,017	—	189	5,023	156	7,747
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,812	1,797	—	109	2,332	8	2,618
Multifamily	—	—	—	—	—	—	—
Home equity	162	116	—	4	111	—	67
Construction	—	—	—	—	—	—	—
Consumer	40	2	—	—	1	—	1
Impaired loans with no allowance recorded	$12,454	$12,137	$—	$377	$11,461	$213	$14,415

With an allowance recorded:
Commercial	$—	$—	$—	$—	$2	$—	$1
Commercial real estate:
Construction	—	—	—	—	229	—	277
Owner occupied	4,661	4,673	306	150	4,724	55	4,779
Other	—	—	—	—	24	—	—
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	10,838	10,891	293	416	11,798	43	9,061
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	409	412	25	6	907	6	1,471
Multifamily	—	—	—	—	—	—	—
Home equity	38	38	7	1	46	1	94
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$15,946	$16,014	$631	$573	$17,730	$105	$15,683
Impaired loans	$28,400	$28,151	$631	$950	$29,191	$318	$30,098

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical four year lookback quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $31 thousand and $34 thousand for September 30, 2015 and December 31, 2014, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014, respectively:

			90 Days
			or More
			Past Due
September 30, 2015			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	3,711	5	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	482	2	1,254	5
Other	—	—	—	—
Residential real estate:
First mortgage	2,044	31	44	4
Multifamily	—	—	—	—
Home equity	154	4	8	1
Construction	—	—	—	—
Consumer	2	1	—	—
Other loans	—	—	—	—
Total	$6,393	43	$1,306	10

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

The following is a breakdown of loans by risk categories at September 30, 2015 and December 31, 2014:

September 30, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,924	$—	$5,707	$—	$7,631
Commercial real estate:
Construction	9,541	—	344	—	9,885
Owner occupied	17,329	281	68	—	17,678
Other	14,994	721	4,342	—	20,057
Faith-based non-profit:
Construction	4,652	—	—	—	4,652
Owner occupied	68,069	9,205	6,878	—	84,152
Other	3,116	—	—	—	3,116
Residential real estate:
First mortgage	14,002	15	2,659	—	16,676
Multifamily	2,679	30	59	—	2,768
Home equity	3,252	—	198	—	3,450
Construction	122	—	—	—	122
Consumer	1,014	11	6	—	1,031
Other loans	4,538	—	—	—	4,538
Total	$145,232	$10,263	$20,261	$—	$175,756

December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,279	$3,159	$2,815	$—	$7,253
Commercial real estate:
Construction	2,202	—	355	—	2,557
Owner occupied	17,596	306	111	—	18,013
Other	14,263	457	4,773	—	19,493
Faith-based non-profit:
Construction	6,156	—	—	—	6,156
Owner occupied	68,963	6,160	9,376	—	84,499
Other	4,707	—	—	—	4,707
Residential real estate:
First mortgage	14,328	88	4,579	—	18,995
Multifamily	2,910	31	60	—	3,001
Home equity	3,910	—	214	—	4,124
Construction	506	—	—	—	506
Consumer	1,213	14	5	—	1,232
Other loans	4,552	—	—	—	4,552
Total	$142,585	$10,215	$22,288	$—	$175,088

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The following tables present TDRs as of September 30, 2015 and December 31, 2014.

	Troubled Debt Restructurings
	September 30, 2015
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$345	—	$—	2	$345
Owner occupied	4	4,729	—	—	4	4,729
Other	1	71	3	2,918	4	2,989
Faith-based non-profit:
Owner occupied	20	16,360	1	17	21	16,377
Other	—	—	—	—	4	—
Residential real estate:
First mortgage	3	143	3	268	6	411
Total	30	$21,648	7	$3,203	41	$24,851

	Troubled Debt Restructurings
	December 31, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$355	—	$—	2	$355
Owner occupied	4	4,760	—	—	4	4,760
Other	2	224	2	2,830	4	3,054
Faith-based non-profit:
Owner occupied	20	16,391	1	22	21	16,413
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	1	23	2	164	3	187
Total	29	$21,753	5	$3,016	34	$24,769

One loan totaling $129 thousand was restructured during the three months ended September 30, 2015. Three loans totaling $258 thousand were restructured during the nine months ended September 30, 2015. All loans restructured during that period were paying as restructured as of September 30, 2015. No loans were restructured during the three or nine months ended September 30, 2014.

The following table shows loans newly restructured during the three and nine months ended September 30, 2015. There were no restructures during the three or nine months ended September 30, 2014.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	TDR Modifications
	For the Three Months Ended September 30, 2015
		Pre-modification Outstanding	Post-modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Extended Payment terms:
Residential real estate:
First mortgage	1	$129	$127
Total	1	$129	$127

	TDR Modifcations
	For the Nine Months Ended September 30, 2015
		Pre-modification Outstanding	Post-modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rates:
Residential real estate:
First mortgage	2	$129	$125

Extended payment terms:
Residential real estate:
First mortgage	1	129	127
Total	3	$258	$252

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or nine months ended September 30, 2015 or 2014. The Company defines default as the loan becoming 90 days or more past due, foreclosed upon or charged-off.

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At September 30, 2015 and December 31, 2014, OREO totaled $2.1 million and $3.1 million, respectively. At September 30, 2015, $441 thousand of OREO was comprised of residential real estate. Also as of September 30, 2015, $377 thousand of consumer mortgage loans collateralized by residential real estate were in the process of foreclosure according to local requirements of the applicable jurisdictions.

8.	BORROWINGS

Borrowings as of September 30, 2015 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020, and capital leases of $0.3 million with a blended interest rate of 1.81%. Borrowings as of December 31, 2014 consisted of an FHLB borrowing of $0.7 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.1 million with a blended rate of 1.60%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at September 30, 2015 and December 31, 2014. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three and nine months ended September 30, 2015. The Company had unused borrowing capacity with the FHLB of $5.9 million as of September 30, 2015 and $6.6 million as of December 31, 2014, respectively. In addition, the Company has the ability to borrow from the FRB to the extent of investment securities pledged to the FRB.

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

Financial instruments whose contract amounts represent credit risk as of September 30, 2015 and December 31, 2014, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at September 30, 2015 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$176	$14,656	$14,832
One to three years	250	5,492	5,742
Three to five years	—	108	108
More than five years	93	1,301	1,394
Total	$519	$21,557	$22,076

10.	FAIR VALUE MEASUREMENT

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

Assets measured at fair value on a recurring basis as of September 30, 2015 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$30,450	$—	$30,450	$—
MBS
Residential	34,525	—	34,525	—
Municipals	7,486	—	7,486	—
Mortgage servicing rights	19	—	—	19
Total	$72,480	$—	$72,461	$19

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

Assets measured at fair value on a recurring basis as of December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$12,339	$—	$12,339	$—
MBS
Residential	56,355	—	56,355	—
Municipals	1,009	—	1,009	—
Mortgage servicing rights	22	—	—	22
Total	$69,725	$—	$69,703	$22

The table below displays changes in all recurring Level 3 Assets from December 31, 2014 to September 30, 2015 and December 31, 2013 to December 31, 2014.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2014)	$22
Amortization	3
Ending Balance (September 30, 2015)	$19

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2013)	$25
Amortization	3
Ending Balance (December 31, 2014)	$22

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

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,136	$—	$—	$2,136
Impaired loans:
Commercial real estate	8,572	—	—	8,572
Faith-based non-profit	16,615	—	—	16,615
Residential real estate	2,331	—	—	2,331
Consumer	2	—	—	2
Total	$29,656	$—	$—	$29,656

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,069	$—	$—	$3,069
Impaired loans:
Commercial real estate	9,060	—	—	9,060
Faith-based non-profit	17,119	—	—	17,119
Residential real estate	4,214	—	—	4,214
Total	$33,462	$—	$—	$33,462

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	September 30, 2015	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,136	discounted appraisals	collateral discounts	6-20%
Impaired loans	27,520	discounted appraisals	collateral discounts	6-20%
Total	$29,656

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2014	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,069	discounted appraisals	collateral discounts	6-20%
Impaired loans	30,393	discounted appraisals	collateral discounts	6-20%
Total	$33,462

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

As of September 30, 2015 and December 31, 2014, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	September 30, 2015
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$36,047	$36,047	$36,047	$—	$—
Investment securities available for sale	72,461	72,461	—	72,461	—
Loans, net of allowances for loan losses	172,319	175,687	—	—	175,687
Accrued interest receivable	785	785	785	—	—

Liabilities:
Non-maturity deposits	$125,136	$125,136	$125,136	$—	$—
Maturity deposits	133,359	132,514	—	132,514	—
Other borrowings	953	912	—	—	912
Accrued interest payable	145	145	145	—	—

	December 31, 2014
(Dollars in thousands)	Carrying Amount	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$35,574	$35,574	$35,574	$—	$—
Investment securities available for sale	69,703	69,703	—	69,703	—
Loans, net of allowances for loan losses	171,648	175,165	—	—	175,165
Accrued interest receivable	816	816	816	—	—

Liabilities:
Non-maturity deposits	$119,383	$119,383	$119,383	$—	$—
Maturity deposits	136,477	135,965	—	135,965	—
Other borrowings	784	734	—	—	734
Accrued interest payable	76	76	76	—	—

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended September 30, 2015.

•	Net income before preferred stock dividends and accretion was $276 thousand and $228 thousand for the three months ended September 30, 2015 and 2014, respectively. Net income available to common stockholders was $217 thousand or $0.11 per share and $169 thousand or $0.08 per share for the three months ended September 30, 2015 and 2014, respectively.
•	Net interest income totaled $2.6 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively. The net interest margin on a tax equivalent (“TE”) basis for the three months ended September 30, 2015 was 3.69% compared to 3.76% for the three months ended September 30, 2014, a decrease of 7 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding was unchanged at 1.96% as of September 30, 2015 and December 31, 2014. Loans outstanding increased $668 thousand from $175.1 million at December 31, 2014 to $175.8 million at September 30, 2015. Net charge-offs were $2 thousand and $38 thousand during the three months ended September 30, 2015 and 2014, respectively. There was no provision for loan losses for the three months ended September 30, 2015, compared with a $50 thousand provision for the three months ended September 30, 2014.
•	Noninterest income decreased by $334 thousand during the third quarter of 2015 compared to the same period in 2014 primarily due to the recognition of a $355 thousand Bank Enterprise Award during the third quarter of 2014, with no financial awards during the comparable period of 2015.
•	Noninterest expense decreased $300 thousand during the third quarter of 2015 compared to the same period in 2014 primarily due to decreases in net OREO expenses, salaries and employee benefits, professional fees, information technology and other expenses.
•	Preferred stock dividends and accretion in the quarters ended September 30, 2015 and 2014 were $59 thousand. The dividend yield for the three months ended September 30, 2015 and 2014 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the nine months ended September 30, 2015.

•	Net income before preferred stock dividends and accretion was $425 thousand and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. Net income available to common stockholders was $248 thousand or $0.12 per share and $836 thousand or $0.41 per share for the nine months ended September 30, 2015 and 2014, respectively.
•	Net interest income totaled $7.5 million and $7.9 million for the nine months ended September 30, 2015 and 2014, respectively. The net interest margin on a TE basis for the nine months ended September 30, 2015 was 3.56% compared to 3.75% for the nine months ended September 30, 2014, a decrease of 19 bps.
•	Net charge-offs were $3 thousand and $82 thousand during the nine months ended September 30, 2015 and 2014, respectively. There was no provision for loan losses for the nine months ended September 30, 2015, compared with $50 thousand for the nine months ended September 30, 2014.
•	Noninterest income decreased by $905 thousand during the first nine months of 2015 compared to the same period in 2014 primarily due to gains on the sales of repossessed assets of $515 thousand and the recognition of a $355 thousand Bank Enterprise Award during the first nine months of 2014, with no financial awards during comparable period of 2015, and a $31 thousand decrease in service charge income during the first nine months of 2015 compared to the comparable period in 2014.

M&F BANCORP, INC. AND SUBSIDIARY

•	Noninterest expense decreased $242 thousand during the first nine months of 2015 compared to the same period in 2014 primarily due to decreases in professional fees, salaries and employee benefits, occupancy expense and other expenses.
•	Preferred stock dividends and accretion during the nine months ended September 30, 2015 and 2014 were $177 thousand. The dividend yield for the nine months ended September 30, 2015 and 2014 was 2.00%.

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

M&F BANCORP, INC. AND SUBSIDIARY

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

Assets. Total assets increased from $298.4 million at December 31, 2014 to $301.5 million at September 30, 2015. Cash and cash equivalents increased from $35.6 million at December 31, 2014 to $36.0 million at September 30, 2015. Investment securities increased by $2.8 million to $72.5 million at September 30, 2015 primarily due to net purchases of investments. Gross loans increased $668 thousand to $175.8 million during the nine-month period. OREO decreased from $3.1 million at December 31, 2014 to $2.1 million at September 30, 2015. Other assets increased $40 thousand to $1.2 million during the nine-month period primarily an increase in prepaid expenses.

Liabilities. Total liabilities increased from $261.8 million at December 31, 2014 to $264.7 million at September 30, 2015. The change was primarily driven by a $2.6 million increase in total deposits and a $169 thousand increase in Other borrowings. Deposits increased from $255.9 million at December 31, 2014 to $258.5 million at September 30, 2015. Interest-bearing deposits decreased $3.1 million, while noninterest-bearing deposits increased $5.7 million. The decrease in interest-bearing deposits was primarily the result of decreases in total time deposits and savings accounts. We believe a portion of that decrease to be temporary due to account seasonality. The increase in non-interest bearing deposits was primarily attributable to seasonal increases in a large public funds account. Other borrowings increased by $169 thousand due to purchases of equipment under long-term lease partially offset by principal payments on long-term leases and other long-term debt.

Stockholders’ Equity. Total consolidated stockholders’ equity increased from $36.6 million at December 31, 2014 to $36.8 million at September 30, 2015. Retained earnings increased from $17.8 million at December 31, 2014 to $18.0 million at September 30, 2015 as a result of net earnings. The Company did not pay a common stock dividend during the first nine months of 2015. Accumulated other comprehensive loss represents the unrealized loss on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss was in a net unrealized loss position of $1.7 million at September 30, 2015 and December 31, 2014, respectively.

RESULTS OF OPERATIONS

Three months ended September 30, 2015 compared with three months ended September 30, 2014

General. Net income before preferred stock dividends was $276 thousand for the three months ended September 30, 2015 compared to $228 thousand for the three months ended September 30, 2014. Preferred stock dividends and accretion in the quarters ended September 30, 2015 and 2014 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended September 30, 2015 and 2014 was 2.00%. Net income available to common stockholders was $217 thousand or $0.11 per share and $169 thousand or $0.08 per share for the three months ended September 30, 2015 and 2014, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $80 thousand, or 3.00%, to $2.6 million for the three months ended September 30, 2015 compared to the comparable period of 2014. Average earning assets were $282.5 million and $283.9 million for the three months ended September 30, 2015 and 2014, respectively. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.69% and 3.76% for the three months ended September 30, 2015 and 2014, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 7 bps to 3.62% for the three months ended September 30, 2015 from 3.69% for the three months ended September 30, 2014. The yield on average interest-earning assets was 3.92% and 3.98% for the three months ended September 30, 2015 and 2014, respectively, a decrease of 6 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.30% and 0.29%, respectively.

M&F BANCORP, INC. AND SUBSIDIARY

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Interest income decreased 2.69% for the three months ended September 30, 2015 to $2.7 million from $2.8 million for the three months ended September 30, 2014. The average balances of loans, which had overall yields of 5.37% and 5.41% for the three months ended September 30, 2015 and 2014, respectively, decreased from $184.7 million for the three months ended September 30, 2014 to $175.2 million for the three months ended September 30, 2015. The average balance of investment securities increased $6.0 million from $70.0 million for the three months ended September 30, 2014 to $76.0 million for the three months ended September 30, 2015. The TE yield on investment securities increased from 1.76% for the three months ended September 30, 2014 to 1.98% for the three months ended September 30, 2015. The average balances of federal funds and other short-term investments increased from $29.2 million for the three months ended September 30, 2014 to $31.2 million for the three months ended September 30, 2015. The average yield in this category was 0.50% and 0.30% during the three months ended September 30, 2015 and 2014, respectively. The yield increased as management invested in certificates of deposits at other financial institutions, which carried an average yield of 1.83% and an average balance of $5.0 million for the three months ended September 30, 2015 compared to an average yield of 1.98% and an average balance of $988 thousand for the three months ended September 30, 2014.

Interest expense was $160 thousand and $156 thousand for the three months ended September 30, 2015 and 2014, respectively. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased from $210.8 million for the three months ended September 30, 2014 to $209.8 million for the three months ended September 30, 2015. The average rate paid on interest-bearing deposits increased one bp from 0.29% for the three months ended September 30, 2014 to 0.30% for the three months ended September 30, 2015.

The average rate on borrowings increased from 0.50% for the three months ended September 30, 2014 to 0.93% for the three months ended September 30, 2015. The average borrowings outstanding increased from $797 thousand during the three months ended September 30, 2014 to $863 thousand during the three months ended September 30, 2015. The interest expense on borrowed funds totaled $2 thousand and $1 thousand for the three months ended September 30, 2015 and 2014, respectively.

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

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended September 30, 2015 and 2014
(Dollars in thousands)	2015			2014
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$175,183	$2,354	5.37%	$184,744	$2,499	5.41%
Taxable securities	70,760	323	1.83	69,561	300	1.73
Nontaxable securities(2)	5,278	33	3.99	422	4	6.11
Federal funds sold and other interest on short-term investments	31,238	39	0.50	29,165	22	0.30
Total interest earning assets	282,459	2,749	3.92%	283,892	2,825	3.98%
Cash and due from banks	2,334			2,526
Other assets	20,492			18,707
Allowance for loan losses	(3,437)			(3,435)
Total assets	$301,848			$301,690

Liabilities and Equity
Savings deposits	$56,380	$15	0.11%	$54,696	$15	0.11%
Interest-bearing demand deposits	20,439	4	0.08	20,868	4	0.08
Time deposits	133,024	139	0.42	135,281	136	0.40
Total interest-bearing deposits	209,843	158	0.30	210,845	155	0.29
Borrowed funds	863	2	0.93	797	1	0.50
Total interest-bearing liabilities	210,706	160	0.30%	211,642	156	0.29%
Non-interest-bearing deposits	48,291			48,565
Other liabilities	6,425			4,439
Total liabilities	265,422			264,646
Stockholders' equity	36,426			37,044
Total liabilities and stockholders' equity	$301,848			$301,690

Net interest income		$2,589			$2,669

Non-taxable securities		33			4
Tax equivalent adjustment (3)		20			2

Tax equivalent net interest income		$2,609			$2,671
Net interest spread (4)			3.62%			3.69%
Net interest margin (5)		3.69%			3.76%

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

M&F BANCORP, INC. AND SUBSIDIARY

Provision for loan losses. There was no provision for loan losses for the three months ended September 30, 2015, compared with $50 thousand for the three months ended September 30, 2014.

Noninterest Income. Noninterest income decreased 44.95% or $334 thousand for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease was due to the recognition of a $355 thousand Bank Enterprise Award, which reflects the Bank’s dedication to financing and supporting community and economic development activities in economically distressed areas, during the third quarter of 2014, compared with none during the comparable period of 2015. Service charge income increased by $4 thousand as a result of higher customer based activities. Rental income increased by $17 thousand for the three months ended September 30, 2015 when compared to the same period in 2014. The increase in rental income was driven by increased occupancy and rental rates during the third quarter of 2015 as compared to the same period in 2014. Cash surrender value of life insurance generated $59 thousand and $52 thousand during the third quarter of 2015 and 2014, respectively. The increase was primarily attributable to an additional $1.5 million investment, which occurred during December 2014. The Company realized $29 thousand gains on sales of securities during the third quarter of 2014, and none during the comparable quarter of 2015.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 10.13% to $2.7 million for the three months ended September 30, 2015 from $3.0 million for the three months ended September 30, 2014.

Salaries and employee benefits expenses for the three months ended September 30, 2015 and 2014 were $1.3 million and $1.4 million, respectively. The decrease was reflective of slightly lower salaries and cost of providing employee benefits due to recent retirements.

Occupancy expense increased by $15 thousand during the three months ended September 30, 2015 from the same period in 2014. The increase was primarily due to increased depreciation related to fixed asset purchases and increased repairs and maintenance.

Directors’ fees decreased by $10 thousand or 20.00% from $50 thousand in the third quarter of 2014 to $40 thousand in the corresponding 2015 period as a result of reduced committee and board meetings achieved through streamlining approval processes.

Marketing expenses increased $17 thousand or 51.52% from $33 thousand in the third quarter of 2014 to $50 thousand for the corresponding 2015 period as a result of new branding initiatives.

Professional fees decreased by $53 thousand or 28.65% from $185 thousand in the third quarter of 2014 to $132 thousand in the corresponding period of 2015 primarily as a result of reductions in the utilization of consultants.

Information technology costs decreased by 16.42% or $45 thousand to $229 thousand in the third quarter of 2015 compared to the comparable period in 2014. During the third quarter of 2014, the Bank converted to a new core processing provider. Some conversion related costs were expensed; no such costs were incurred during the comparable quarter of 2015.

FDIC deposit insurance expense decreased from $141 thousand for the three months ended September 30, 2014 to $139 thousand for the three months ended September 30, 2015. The decrease represents lower average deposit balances.

Net OREO expenses decreased $73 thousand from $116 thousand in the third quarter of 2014 to $43 thousand in the corresponding 2015 period. Principally, write-downs during the 2015 period increased by $71 thousand to $80 thousand compared to $9 thousand during the corresponding 2014 period and net expenses/(recoveries) associated with maintaining OREO decreased from $107 thousand during the 2014 period to a recovery of $(37) thousand during 2015, primarily attributable to insurance recoveries related to mold abatement on a property, increased rent for OREO properties, higher net gains on sales of OREO and lower OREO expenditures.

M&F BANCORP, INC. AND SUBSIDIARY

Delivery expenses decreased from $41 thousand for the three months ended September 30, 2014 to $37 thousand for the comparable 2015 period. The decrease reflects efficiencies achieved through outsourcing statement rendering to a third party.

Other expenses decreased $73 thousand for the three months ended September 30, 2015 from the three months ended September 30, 2014. The decrease in other expenses was primarily driven by a $32 thousand decrease in consumer real estate loan related expenses, $9 thousand decrease in training expense partially attributable to conversion training incurred during the third quarter of 2014 and a $16 thousand decrease in supplies expense among decreases in other sundry expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $61 thousand and $173 thousand for the three months ended September 30, 2015 and 2014, respectively. The overall effective rate was 18.10% and 43.14% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate during 2015 was largely driven by a reduction in state income tax rates and a decrease in taxable income.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

General. Net income before preferred stock dividends was $425 thousand for the nine months ended September 30, 2015 compared to $1.0 million for the six months ended September 30, 2014. Preferred stock dividends and accretion for the nine months ended September 30, 2015 and 2014 were $177 thousand. Dividend yield on the Company’s preferred stock for the nine months ended September 30, 2015 and 2014 was 2.00%. Net income available to common stockholders was $248 thousand or $0.12 per share and $836 thousand or $0.41 per share for the nine months ended September 30, 2015 and 2014, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $457 thousand, or 5.76%, to $7.5 million for the nine months ended September 30, 2015 compared to the comparable period of 2014. Average earning assets were $281.6 million and $282.4 million for the nine months ended September 30, 2015 and 2014, respectively. Net interest margin is the total of net interest income divided by average earning assets. On a fully TE basis, net interest margin was 3.56% and 3.75% for the nine months ended September 30, 2015 and 2014, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 19 bps to 3.48% for the nine months ended September 30, 2015 from 3.67% for the nine months ended September 30, 2014. The yield on average interest-earning assets was 3.79% and 3.98% for the nine months ended September 30, 2015 and 2014, respectively, a decrease of 19 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.31%.

Interest income decreased 5.40% for the nine months ended September 30, 2015 to $8.0 million from $8.4 million for the nine months ended September 30, 2014. The average balances of loans, which had overall yields of 5.23% and 5.32% for the nine months ended September 30, 2015 and 2014, respectively, decreased from $186.4 million for the nine months ended September 30, 2014 to $174.6 million for the nine months ended September 30, 2015. The average balance of investment securities increased $5.9 million from $67.5 million for the nine months ended September 30, 2014 to $73.4 million for the nine months ended September 30, 2015. The TE yield on investment securities increased from 1.87% for the nine months ended September 30, 2014 to 1.91% for the nine months ended September 30, 2015. The average balances of federal funds and other short-term investments increased from $28.6 million for the nine months ended September 30, 2014 to $33.5 million for the nine months ended September 30, 2015. The average yield in this category was 0.43% and 0.26% during the nine months ended September 30, 2015 and 2014, respectively. The yield increased as management invested in certificates of deposits at other financial institutions, which carried an average yield of 1.84% and an average balance of $4.1 million for the nine months ended September 30, 2015 compared to an average yield of 1.96% and an average balance of $435 thousand for the nine months ended September 30, 2014.

Interest expense was $497 thousand and $495 thousand for the nine months ended September 30, 2015 and 2014, respectively. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits increased from $209.9 million for the nine months ended September 30, 2014 to $211.4 million for the nine months ended September 30, 2015. The average rate paid on interest-bearing deposits was unchanged at .31% for the nine months ended September 30, 2015 and 2014.

M&F BANCORP, INC. AND SUBSIDIARY

The average rate on borrowings increased from 0.65% for the nine months ended September 30, 2014 to 0.95% for the nine months ended September 30, 2015. The average borrowings outstanding increased from $817 thousand during the nine months ended September 30, 2014 to $845 thousand during the nine months ended September 30, 2015. The interest expense on borrowed funds totaled $6 thousand and $4 thousand for the nine months ended September 30, 2015 and 2014, respectively.

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

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Nine Months Ended September 30, 2015 and 2014
(Dollars in thousands)	2015			2014
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$174,606	$6,847	5.23%	$186,382	$7,439	5.32%
Taxable securities	70,618	967	1.83	66,788	915	1.83
Nontaxable securities(2)	2,782	51	3.90	681	19	6.00
Federal funds sold and other interest on short-term investments	33,547	109	0.43	28,574	56	0.26
Total interest earning assets	281,553	7,974	3.79%	282,425	8,429	3.98%
Cash and due from banks	2,411			2,730
Other assets	20,755			19,670
Allowance for loan losses	(3,440)			(3,467)
Total assets	$301,279			$301,358

Liabilities and Equity
Savings deposits	$57,616	$46	0.11%	$52,833	$47	0.12%
Interest-bearing demand deposits	20,621	12	0.08	21,107	12	0.08
Time deposits	133,179	433	0.43	135,920	432	0.42
Total interest-bearing deposits	211,416	491	0.31	209,860	491	0.31
Borrowed funds	845	6	0.95	817	4	0.65
Total interest-bearing liabilities	212,261	497	0.31%	210,677	495	0.31%
Noninterest-bearing deposits	46,345			49,511
Other liabilities	6,206			4,478
Total liabilities	264,812			264,666
Stockholders' equity	36,467			36,692
Total liabilities and stockholders' equity	$301,279			$301,358

Net interest income		$7,477			$7,934

Non-taxable securities		51			19
Tax equivalent adjustment (3)		30			12

Tax equivalent net interest income		$7,507			$7,946	`
Net interest spread (4)			3.48%			3.67%
Net interest margin (5)		3.56%			3.75%

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

Provision for loan losses. There was no provision for loan losses for the nine months ended September 30, 2015, compared with $50 thousand for the nine months ended September 30,2014.

Noninterest Income. Noninterest income decreased 42.91% or $905 thousand for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the first nine months of 2014, the Company realized $515 thousand in gains on the sales of repossessed assets, recognized a $355 thousand Bank Enterprise Award, which reflects the Bank’s dedication to financing and supporting community and economic development activities in economically distressed areas, and earned $29 thousand from the gains on sales of investment securities. No such revenues were realized the comparable period in 2015. Service charge income decreased by $31 thousand as a result of lower customer based activities. Rental income increased by $6 thousand for the nine months ended September 30, 2015 when compared to the same period in 2014. The increase in rental income was driven by higher occupancy during the first nine months of 2015 as compared to the same period in 2014. Cash surrender value of life insurance generated $174 thousand and $153 thousand during the first nine months of 2015 and 2014, respectively. The increase was primarily attributable to an additional $1.5 million investment in bank-owned life insurance, which occurred during December 2014.

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 2.88% to $8.1 million for the nine months ended September 30, 2015 from $8.4 million for the nine months ended September 30, 2014.

Salaries and employee benefits expenses for the nine months ended September 30, 2015 and 2014 were $4.0 million and $4.1 million, respectively. The decrease was reflective of slightly lower salaries and employee benefits due to recent retirements.

Occupancy expense decreased by $39 thousand during the nine months ended September 30, 2015 from the same period in 2014. The decrease was primarily due to lower security and rental expenses during the more recent period.

Directors’ fees totaled $155 thousand and $154 thousand during nine months ended September 30, 2015 and 2014, respectively. Director fees reflect the number of meetings and attendance at each meeting.

Marketing expenses increased $51 thousand or 54.26% from $94 thousand during the first nine months of 2014 to $145 thousand for the corresponding 2015 period as a result of new branding initiatives.

Professional fees decreased by $92 thousand or 16.31% from $564 thousand during the first nine months of 2014 to $472 thousand in the corresponding period of 2015 primarily as a result of reductions in the utilization of consultants and attorneys.

Information technology costs decreased by 0.45% or $3 thousand to $664 thousand during the first nine months of 2015 compared to the comparable period in 2014.

FDIC deposit insurance expense decreased from $434 thousand for the first nine months of 2014 to $424 thousand for the comparable period in 2015. The decrease represents lower average deposit balances.

Net OREO expenses increased $99 thousand from $160 thousand during the first nine months of 2014 to $259 thousand in the corresponding 2015 period. Principally, write-downs during the 2015 period increased by $219 thousand to $342 thousand compared to $123 thousand during the corresponding 2014 period and net expenses/(recoveries) associated with maintaining OREO decreased from $37 thousand during the 2014 period to a recovery of $(83) thousand during 2015, primarily attributable increased rental income from OREO and lower expenditures, partially offset by lower net gains on sales of OREO.

Delivery expenses decreased $20 thousand from $131 thousand for the first nine months of 2015 to $111 thousand in the corresponding 2015 period. The decrease was primarily attributable to a reduction in courier services and postage. The decrease in courier services reflects efficiencies gained through technology, while the decrease in postage reflects efficiencies achieved through outsourcing statement rendering to a third party.

Other expenses decreased $141 thousand for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The decrease in other expenses was primarily driven by a $35 thousand decrease in printing and supplies, a $23 thousand decrease in loan appraisal expenses, a $20 thousand decrease in charitable contributions, a $17 thousand decrease in off-balance sheet provision for unused lines/letters of credit and a $12 thousand decrease in losses on fraud/forgeries and a $9 thousand decrease in meals and entertainment among decreases in other sundry expenses.

Provision for Income Taxes. The Company recorded an income tax expense of $109 thousand and $591 thousand for the nine months ended September 30, 2015 and 2014, respectively. The overall effective rate was 20.41% and 36.85% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate during 2015 was largely driven by a reduction in state income tax rates and decreased taxable income.

M&F BANCORP, INC. AND SUBSIDIARY

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of September 30, 2015 and December 31, 2014, the allowance for loan losses was $3.4 million, which represented approximately 1.96% of total loans outstanding.

Nonperforming assets, defined as loans 90 days and over past due, non-accruing loans plus OREO and other repossessed assets, at September 30, 2015 were 3.26% of total assets compared to 4.03% at December 31, 2014.

Of the non-accruing loans totaling $6.4 million at September 30, 2015, 99.97% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with their modified terms totaled $21.3 million or 85.42% of total recorded investment in TDRs at September 30, 2015. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Past due loans decreased from $12.6 million at December 31, 2014 to $6.0 million at September 30, 2015. Approximately $1.3 million and $3.5 million of past due loans represent loans that had matured and were in the process of being renewed at September 30, 2015 and December 31, 2014, respectively. The decrease in past dues reflects management’s efforts to renew matured loans in a more timely manner as well as moving problem loans out of the Bank to other financial institutions.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 32.61% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $5.9 million in available borrowing capacity from the FHLB of Atlanta at September 30, 2015, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $640 thousand outstanding from the FHLB as of September 30, 2015. The maximum outstanding balance from FHLB at any time during the first nine months of 2015 was $658 thousand. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies as of September 30, 2015.

The final rules implementing the Basel III regulatory capital framework are complex and subject to interpretation. While management can give no assurance that a regulatory entity will not interpret the rules differently, management does not believe that any differences in interpretation will result in a material impact on capital ratios.

The September 30, 2015 and December 31, 2014 regulatory capital levels of the Company and Bank compared to the regulatory standards were:

M&F BANCORP, INC. AND SUBSIDIARY

	September 30, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,524	19.71%	$16,448	8.00%	n/a	n/a
Bank	39,800	19.38	16,428	8.00	$20,535	10.00%
Tier 1 (to risk weighted assets)
Company	$37,939	18.45%	$12,336	6.00%	n/a	n/a
Bank	37,218	18.12	12,321	6.00	$16,428	8.00%
Common Equity Tier 1
Company	$26,543	12.91	$9,252	4.50%	n/a	n/a
Bank	37,218	18.12	9,241	4.50	$13,348	6.50%
Tier 1 (to average total assets)
Company	$37,939	12.57%	$12,069	4.00%	n/a	n/a
Bank	37,218	12.34	12,065	4.00	$15,081	5.00%

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,998	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

Item 4 — Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer (its principal executive officer and principal financial officer, respectively), has concluded, based on its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and formats.

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

M&F Bancorp, Inc.

Date: November 12, 2015	By:	/s/ James H. Sills, III
James H. Sills, III
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of James H. Sills, III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.