Form 10-K
period 2015-12-31
M&F BANCORP INC /NC/
filed 2016-03-16
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________

FORM 10-K

______________________________________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check here if a smaller reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock as of June 30, 2015, held by those persons deemed by the registrant to be non-affiliates was approximately $5.9 million. For purposes of the foregoing calculation only, all directors, executive officers, and 5% stockholders of the registrant have been deemed affiliates.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 16, 2016, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
Portions of the registrant's Proxy Statement for the Annual Meeting of the Stockholders to be held on June 7, 2016.	Part III

INDEX

Annual Report on Form 10-K for the Year Ended December 31, 2015

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

As of December 31, 2015, the Company had assets of approximately $298.3 million, with gross loans of approximately $164.8 million and deposits of approximately $254.7 million. The Company's corporate office is located at 2634 Durham Chapel Hill Boulevard, Durham, NC, 27707, and its telephone number is 919-687-7800.

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

Despite strong competition in its market areas, the Bank believes that it has certain competitive advantages that distinguish it from its competition. The Bank believes that its primary competitive advantages are its 108-year legacy, strong local identity, affiliation with the communities it serves, and its emphasis on providing specialized services to small- and medium-sized business and special purpose enterprises, faith-based non-profit organizations and individuals. The Bank offers customers modern, high-tech banking without compromising community values such as prompt, personal service and friendliness. The Bank offers personalized services and attracts customers by being responsive and sensitive to their individual needs. The Bank relies on goodwill and referrals from stockholders, board members, employees, and satisfied customers, as well as traditional methods to attract new customers. To enhance a positive image in the communities in which it has branches, the Bank supports and participates in select local events and many of its officers and directors serve on boards of local civic and charitable organizations.

The ability of the Bank to attract and retain deposits generally depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities. As of June 30, 2015, based on the Federal Deposit Insurance Corporation (the “FDIC”) Summary of Deposits Report, the Bank's market share of the total deposits in Durham, NC was 1.45%, and less than one percent in each of Raleigh, Charlotte, Greensboro and Winston-Salem, NC. Management believes that the Bank is not dependent upon any single customer, or a few customers, the loss of which would have a material adverse effect on the Bank’s operations. However, the Bank does serve a specialized niche market (faith-based non-profit organizations), the loss of which could have a material adverse effect on the Company's operations.

EMPLOYEES

As of December 31, 2015, the Company and the Bank had 70 employees, including 67 full-time employees. None of our employees are covered by a collective bargaining agreement. Management considers relations with employees to be good.

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

A number of other provisions of the Dodd-Frank Act remain to be implemented through the rulemaking process at various regulatory agencies. We are unable to predict the extent to which the Dodd-Frank Act or the forthcoming rules and regulations will impact our business. However, we believe that certain aspects of the legislation, including, without limitation, the costs of compliance with disclosure and reporting requirements and examinations could have a significant impact on our business, financial condition, and results of operations. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced, or how such changes may affect us.

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

As a result of the Company's ownership of the Bank, the Company is registered under the bank holding company laws of NC. Accordingly, the Company is also subject to supervision and regulation by the NCCOB.

Index

M&F BANCORP, INC., AND SUBSIDIARY

Capital Requirements. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. On August 7, 2015, the Bank entered into a revised Memorandum of Understanding (the “Bank MOU”) between the FDIC and the Office of the North Carolina Commissioner of Banks. The Bank MOU requires that the Bank maintain a Tier 1 leverage ratio of 8%, and our other regulatory capital ratios at such levels so as to be considered well capitalized for regulatory purposes. We continue to be in full compliance with this requirement of the Bank MOU. See “Supervision and Regulation—Memoranda of Understanding” for additional information relating to the Company MOU.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Tier 1 capital of the Company consists of common shareholders’ equity, excluding the unrealized gain or loss on securities available-for-sale, minus certain intangible assets. The Company’s Tier 2 capital consists of the allowance for loan losses subject to certain limitations. Total capital for purposes of computing the capital ratios consists of the sum of Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 capital and 8% for total risk-based capital; under the provisions of the Bank MOU the Bank will be required to maintain a Tier 1 leverage ratio of 8% and a total risk-based capital ratio of 10%. However, as the Company has less than $500 million in assets, its activities and regulatory capital structure are de-emphasized pursuant to the Federal Reserve’s Small Bank Holding Company Policy Statement, with all significant business activities attributed to the Bank by the Company’s regulators.

The Company and the Bank are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. Only the strongest banks are allowed to maintain capital at the minimum requirement of 3%. All others are subject to maintaining ratios 1% to 2% above the minimum.

The Company and the Bank were each considered to be “well capitalized” for regulatory purposes at December 31, 2015. See “Capital Resources” for capital ratios.

In July 2013, the Federal Reserve, the FDIC, and the Office of the Comptroller of the Currency each approved final rules to implement the Basel III regulatory capital reforms, among other changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rules will apply to all national and state banks, such as the Bank, and savings associations and most bank holding companies and savings and loan holding companies, which we collectively refer to herein as “covered banking organizations.” Bank holding companies with less than $500 million in total consolidated assets, such as the Company, are not subject to the final rules, nor are savings and loan holding companies substantially engaged in commercial activities or insurance underwriting. The framework requires covered banking organizations to hold more and higher quality capital, which acts as a financial cushion to absorb losses, taking into account the impact of risk. The approved rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% as well as a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking institutions. In terms of quality of capital, the final rules emphasize common equity Tier 1 capital and implement strict eligibility criteria for regulatory capital instruments. The final rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity. The requirements in the rules began to phase in on January 1, 2015 for “standardized approach” banking organizations such as the Bank. The requirements in the rules will be fully phased in by January 1, 2019. The ultimate impact of the new capital standards on the Bank is currently being reviewed.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

Under NC corporation laws, the Company may not pay a dividend or distribution, if after giving its effect, the Company would not be able to pay its debts as they become due in the usual course of business or the Company's total assets would be less than its liabilities. In general, the Company's ability to pay cash dividends is dependent upon the amount of dividends paid to the Company by the Bank. NC commercial banks, such as the Bank, are subject to legal limitations on the amounts of dividends they are permitted to pay. For instance, NC commercial banks are prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the bank would become "undercapitalized" (as such term is defined in the applicable law and regulations). Further, under the terms of the Bank MOU entered into with the FDIC and the NCCOB on August 7, 2015, the Bank may not declare dividends to the Company without prior approval from the FDIC and NCCOB.

Participation in the CDCI places restrictions on the Company's ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full. During 2015, no common stock dividends were declared; therefore, no common stock dividends can be declared in the future until such time as all of the Series B Preferred Stock has been redeemed in full.

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

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") the federal banking agencies possess broad powers to take prompt corrective action to resolve problems of insured depository institutions. FDICIA identifies five capital categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under regulations established by the federal banking agencies, a "well capitalized" institution must have a Tier 1 Capital Ratio of at least 6.0%, a Total Capital Ratio of at least 10.0%, a Tier 1 Leverage Ratio of at least 5.0% and not be subject to a capital directive order. The Bank MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8.0% and a Total Risk Based Capital Ratio of not less than 10.0%. As of December 31, 2015, the Bank was classified as "well capitalized" and satisfied the heightened capital requirements of the Bank MOU. The classification of a depository institution under FDICIA is primarily for the purpose of applying the federal banking agencies' prompt corrective action provisions, and is not intended to be, nor should it be interpreted as, a representation of the overall financial condition or the prospects of any financial institution.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

Bank Secrecy Act / Anti-Money Laundering Laws. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001 and the USA FREEDOM Act of 2015. The USA PATRIOT Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by creating new laws, regulations, and penalties, imposing significant new compliance and due diligence obligations, and expanding the extra-territorial jurisdiction of the U.S. These laws and regulations, which were extended in 2015 by the USA FREEDOM Act, require the Bank to implement policies, procedures, and controls to detect, prevent, and report potential money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, these Acts require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0% (increased from 4.0%); (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The Bank exceeded all applicable capital requirements as of December 31, 2015. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that may be utilized for such actions.

Federal Home Loan Bank System. The Federal Home Loan Bank system provides a central credit facility for member institutions. As a member of the Federal Home Loan Bank of Atlanta ("FHLB"), the Bank is required to own capital stock in the FHLB in an amount at least equal to 0.09% (or 9 basis points) of the Bank's total assets at the end of each calendar year, plus 4.5% of its outstanding advances (borrowings) from the FHLB under the activity-based stock ownership requirement. On December 31, 2015, the Bank was in compliance with this requirement.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

Financial reform legislation enacted by Congress and resulting regulations have increased, and are expected to continue to increase our costs of operations. Congress enacted the Dodd-Frank Act in 2010. This law has significantly changed the structure of the bank regulatory system and affects the lending, deposit, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations. Although some of the regulations have been promulgated, many additional regulations are expected to be issued in 2016 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Our participation in the CDCI imposes restrictions and obligations on us that limit our ability to pay dividends, repurchase shares of our common stock and access the capital markets. In 2010, the Company issued 11.7 million shares of Series B Preferred Stock pursuant to the CDCI, a TARP program. Participation in the CDCI places restrictions on the Company's ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. The holders of these shares of Series B Preferred Stock have certain registration rights, which in certain circumstances impose lock-up periods during which we would be unable to issue equity securities. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full. In addition, unless we are able to redeem the Series B Preferred Stock during the first eight years, the dividends on this capital will increase substantially at that point, from 2% to 9%, and no further common stock dividends will be allowed until the preferred stock has been fully redeemed. Depending on market conditions at the time, this increase in preferred stock dividends could significantly impact our liquidity.

We will need to raise additional capital in the future and such capital may not be available when needed or at all. We will need additional capital in the future to replace the TARP funds, and to provide us with sufficient capital resources and liquidity to meet our

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

Market developments may adversely affect our industry, business and results of operations. Significant declines in the housing market, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by many financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spread to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The Company has experienced significant challenges, its credit quality has deteriorated and its net income and results of operations have been adversely impacted. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers including other financial institutions. Although to date the Company and the Bank remain “well capitalized,” and have performed better than many of their peers, we are part of the financial system and a systemic lack of available credit, a lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity could materially adversely affect our business, financial condition and results of operations.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

Our commercial real estate and faith-based non-profit lending may expose us to a greater risk of loss and hurt our earnings and profitability. Our business strategy includes making loans secured by commercial and faith-based non-profit real estate. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2015, our commercial real estate loans totaled $44.0 million, which represented 26.72% of total loans, and our faith-based non-profit real estate totaled $85.5 million, which represented 51.84% of total loans. These two categories of loans may increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential mortgage loans. Further, loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by commercial real estate properties are often dependent on the income produced by the underlying properties, which in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. For faith-based and non-profit institutions, payments on loans are largely dependent on voluntary contributions, which may be adversely affected during high unemployment periods, such as the economic conditions that followed late 2008. During an economic slowdown, these loans could present higher risk, could result in an increase in our total net charge-offs and could require us to increase our allowance for loan losses, which could have a material adverse effect on our financial condition or results of operations.

Our faith-based and non-profit lending may expose us to a greater risk of loss and adversely impact our earnings and profitability. Our niche market is faith-based and non-profit lending. This specialization has historically experienced minimal losses, however, when unemployment is high, individuals may be unable to donate to support the missions of these organizations. In addition, many of the real estate secured properties are deemed to be special purpose structures that may not be conducive to other types of commercial activities in the event of foreclosure or sale. At December 31, 2015, our loans to faith-based and non-profit entities totaled $85.5 million, which totaled 51.84% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family residential loans.

Charge-offs may increase in all categories of lending, which may increase our earnings and profitability. Charge-offs reduce the ALLL and impact the quantitative factors in the estimated losses inherent in the loan portfolio. An additional provision for loan losses may be required because of any charge-offs. For the year ended December 31, 2015, we had net charge-offs of $5 thousand. While we seek to minimize loan loss risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

The Bank's operating results and financial condition would likely suffer if there is a deterioration in the general economic condition of the areas in which it does business. Unlike larger national or other regional banks that are more geographically diversified, the Bank primarily provides services to customers located in the Raleigh, Durham, Winston-Salem, Greensboro, and Charlotte areas of NC. Because the Bank's lending and deposit-gathering activities are concentrated in these markets, the Bank is affected by the business activity, population, income levels, deposits and real estate activity in these markets. Adverse developments in local industries have had and could continue to have a negative effect on the Bank's financial condition and results of operations. Even though the Bank's customers' business and financial interests may extend well beyond

Index

M&F BANCORP, INC., AND SUBSIDIARY

these market areas, adverse economic conditions that affect these market areas could reduce the Bank's growth rate, affect the ability of the Bank's customers to repay their loans and generally affect the Bank's financial condition and results of operations. A decline in general economic conditions in the Bank's market areas, or the entire country, caused by inflation, recession, unemployment or other factors which are beyond the Bank's control, would also impact these local economic conditions and could have an adverse effect on its financial condition and results of operations.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

M&F BANCORP, INC., AND SUBSIDIARY

ITEM 2. PROPERTIES

The Company conducted its business from its corporate office in Durham, NC, and its seven branch offices in Durham, Raleigh, Charlotte, Greensboro and Winston-Salem, NC.

The following table sets forth certain information regarding the Bank's properties as of December 31, 2015. Rent expense incurred by the Bank under ongoing leases totaled approximately $50 thousand for the years ended December 31, 2015 and 2014.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Company and the Bank are often involved in legal proceedings. In the opinion of management, neither the Company nor the Bank is a party to, nor is their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, nor has any such proceeding been terminated during the fourth quarter of the Company's fiscal year ended December 31, 2015.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Company's common stock is quoted on the OTC Pink Sheet under the symbol "MFBP".

As of March 16, 2016, there were 2,031,337 shares of the Company's common stock outstanding, held by approximately 990 stockholders of record (not including persons or entities whose stock is held in nominee or 'street' name through various brokerage firms or banks). The following table shows the high and low sale price of the Company's common stock for the previous eight quarters, as well as the per share amount of cash dividends declared during the same periods. These quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. No stock dividend was declared or paid during any of the fiscal quarters listed.

2015 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$5.01	$5.04	$5.10	$3.80
Low	4.35	3.00	3.60	3.00
Cash dividends	—	—	—	—

2014 Price Range	Quarter 1	Quarter 2	Quarter 3	Quarter 4
High	$4.00	$5.36	$5.37	$5.30
Low	2.95	3.70	4.52	4.44
Cash dividends	—	—	—	0.063

Index

M&F BANCORP, INC., AND SUBSIDIARY

Dividends. See "Item 1. Business - Supervision and Regulation - Dividend and Repurchase Limitations" above for regulatory and TARP restrictions, which limit the ability of the Company to pay dividends. During 2015, the Company did not pay any dividends to its common stockholders. In 2014, the Company paid an annual dividend of $0.063 per share to its common stockholders.

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

Dividend Policy. The Company's stockholders are entitled to receive such dividends or distributions as declared from time to time by the Board of Directors. During 2015, the Company did not declare any dividends to its common stockholders. As a consequence of the TARP restrictions discussed in “Item 1 Dividend and Repurchase Limitations”, the Company may not pay further dividends to its common stockholders until such time as the Series B Preferred Stock has been redeemed.

Recent Sales of Unregistered Securities. The Company did not sell any securities within the last three fiscal years that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The Company did not repurchase any shares of its common stock in 2015.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

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

The Company's significant accounting policies are discussed below and in Item 8. Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 1. Significant Accounting Policies. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating the Company's reported financial results, and these policies require management's most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.

•	Allowance for Loan Losses – The Company records an estimated allowance for loan losses ("ALLL") based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, and current market and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate further, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Non-Accrual Interest – When a loan or lease is placed on non-accrual status, regardless of class, the accrued and unpaid interest receivable is reversed and the loan or lease is accounted for on the cash or cost recovery method until qualifying for return to accrual status. All payments received on non-accrual loans and leases are applied against the principal balance of the loan or lease. Loans may be returned to accrual status when all principal and interest amounts contractually due (including any arrearages) are reasonably assured of repayment within a reasonable period, the borrower has demonstrated payment performance for a minimum of six months in accordance with the original or revised contractual terms of the loan, and when doubt about repayment is resolved.

•	Loans Modified in a Troubled Debt Restructuring ("TDR") – Loans are considered to have been modified as a TDR when the Company makes certain concessions to a borrower experiencing financial difficulty. Concessions to the borrower at modification may include interest rate reductions, principal or interest forgiveness, forbearance (from further collection actions such as initiating foreclosure), and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. In response to the extended economic downturn, management has elected to offer concessions to certain borrowers with identified financial weaknesses, even if the borrowers have continued making scheduled payments, working with the borrowers to enable them to continue meeting their obligations to repay the debt to the Company.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	Other Real Estate Owned (“OREO”) – OREO represent properties acquired through foreclosure or physical possession. Write-downs to fair value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in fair value less selling costs. Subsequent declines in value are charged to operations. Fair value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties. The evaluation of these factors involves subjective estimates and judgments that may change.

•	Fair Value Estimates – Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments, that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	Fair Value Hierarchy - The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates or assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities, mortgage servicing rights, and investments related to deferred compensation arrangements.

Index

M&F BANCORP, INC., AND SUBSIDIARY

RESULTS OF OPERATIONS

Year ended December 31, 2015 compared with year ended December 31, 2014

General. We had net income of $0.3 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively. Net income available to common stockholders was $0.1 million, or $0.05 per diluted share, for 2015 compared to $0.8 million, or $0.40 per diluted share, for 2014. Net income available to common stockholders represents net income less preferred stock dividends and related discount accretion. The decrease in net income in 2015 was primarily due to a $0.7 million reduction in interest income, a $0.5 million realized gains on sales of repossessed assets in 2014 compared to none in 2015, and a $0.4 million in Bank Enterprise Award (“BEA”) in 2014 compared to none in 2015.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest- earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income before the provision for loan losses decreased $0.7 million, or 6.53%, from $10.6 million for the year ended December 31, 2014 to $9.9 million for the year ended December 31, 2015. Net interest margin represents net interest income divided by average earning assets. Average earning assets for the year ended December 31, 2015 were $281.1 million compared to $282.6 million for the year ended December 31, 2014. On a federally tax-equivalent basis, net interest margin was 3.54% and 3.75% for the years ended December 31, 2015 and 2014, respectively. The yield on interest-earning assets was 3.80% and 3.99% for the years ended December 31, 2015 and 2014, respectively, reflecting a decrease of 19 basis points (“bps”). The interest rate on average interest-bearing liabilities for those same periods was 0.34% and 0.33%, respectively, reflecting a decrease of 1 bp due to the ongoing low interest rate environment. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 20 bps from 3.66% for the year ended December 31, 2014 to 3.46% for the year ended December 31, 2015. The decrease was primarily attributable to the 20 bps reduction in yield on earning assets.

Interest income decreased 5.96% for the year ended December 31, 2015 to $10.6 million from $11.3 million for the year ended December 31, 2014. The average balance of outstanding loans, which yielded 5.22% for the year ended December 31, 2015 and 5.35% for the year ended December 31, 2014, decreased to $173.7 million for the year ended December 31, 2015 from $185.2 million for the year ended December 31, 2014. The average balance of investment securities increased $5.9 million to $74.6 million for the year ended December 31, 2015 from $68.7 million for the year ended December 31, 2014. The tax-equivalent yield on investment securities increased to 1.95% for the year ended December 31, 2015 from 1.89% for the year ended December 31, 2014. The average balance of interest-bearing time deposits increased to $4.5 million for the year ended December 31, 2015 from $0.8 million for the year ended December 31, 2014 with average yields of 1.83% and 1.94%, respectively. The average balances of federal funds and other short-term investments increased by $0.4 million to $28.4 million for the year ended December 31, 2015 from $28.0 million for the year ended December 31, 2014. The average yield in this category remained unchanged at 0.24% for the years ended December 31, 2015 and 2014. The average yield on earning assets dropped to 3.80% during 2015 from $3.99% for 2014. The decrease in higher yielding loans due to loan runoff and issuance of new loans at lower market rates accounted for the largest impact of the 19 bps decrease in yield on earning assets.

Interest expense decreased $18 thousand for the year ended December 31, 2015 to $0.7 million, compared to $0.7 million for the year ended December 31, 2014. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits, decreased to $210.4 million during 2015 from $211.2 million during 2014. The average rate paid on interest-bearing deposits increased slightly to 34 bps for the year ended December 31, 2015 from 33 bps for the year ended December 31, 2014.

The average rate on borrowings increased to 0.92% for the year ended December 31, 2015 from 0.65% or the year ended December 31, 2014. The average borrowings outstanding decreased by $54 thousand to $0.9 million during 2015 from $0.9 million for the year ended December 31, 2014. The interest expense on borrowed funds increased to $8 thousand for the year ended December 31, 2015 from $6 thousand for the year ended December 31, 2014 primarily due to the Bank entering into new lease obligations at higher rates for new equipment leases.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2015 and 2014
(Dollars in thousands)	2015			2014
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$173,725	$9,064	5.22%	$185,169	$9,913	5.35%
Taxable securities	70,602	1,297	1.84	68,041	1,268	1.86
Nontaxable securities(2)	3,969	101	3.86	616	23	5.66
Interest-bearing time deposits	4,470	82	1.83	774	15	1.94
Federal funds sold and short-term investments	28,378	69	0.24	28,023	67	0.24
Total interest earning assets	281,144	10,613	3.80%	282,623	11,286	3.99%
Cash and due from banks	2,386			2,677
Other assets	20,763			19,560
Allowance for loan losses	(3,439)			(3,463)
Total assets	$300,854			$301,397

Liabilities and Equity
Savings deposits	$56,799	$60	0.11%	$53,891	$63	0.12%
Interest-bearing demand deposits	20,864	16	0.08	21,385	16	0.07
Time deposits	132,747	633	0.48	135,885	614	0.45
Total interest-bearing deposits	210,410	709	0.34	211,161	693	0.33
Borrowed funds	870	8	0.92	924	6	0.65
Total interest-bearing liabilities	211,280	717	0.34%	212,085	699	0.33%
Noninterest-bearing deposits	46,553			48,030
Other liabilities	6,500			4,455
Total liabilities	264,333			264,570
Stockholders' equity	36,521			36,827
Total liabilities and stockholders' equity	$300,854			$301,397

Net interest income		$9,896			$10,587

Non-taxable securities		101			23
Tax equivalent adjustment (3)		52			12

Tax equivalent net interest income		$9,948			$10,599	`
Net interest spread (4)			3.46%			3.66%
Net interest margin (5)		3.54%			3.75%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a federal marginal tax rate of 34.00% for 2015 and 2014.

(3) The tax equivalent rate is computed using a federal marginal tax rate of 34.00% for 2015 and 2014.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Index

M&F BANCORP, INC., AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Years Ended December 31, 2014 and 2013
(Dollars in thousands)	2014			2013
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$185,169	$9,913	5.35%	$179,712	$10,276	5.72%
Taxable securities	68,041	1,268	1.86	58,296	810	1.39
Nontaxable securities(2)	616	23	5.66	890	33	5.62
Interest-bearing time deposits	774	15	1.94	—	—	—
Federal funds sold and other interest on short-term investments	28,023	67	0.24	32,816	84	0.26
Total interest earning assets	282,623	11,286	3.99%	271,714	11,203	4.13%
Cash and due from banks	2,677			3,310
Other assets	19,560			21,120
Allowance for loan losses	(3,463)			(3,354)
Total assets	$301,397			$292,790

Liabilities and Equity
Savings deposits	$53,891	$63	0.12%	$51,178	$78	0.15%
Interest-bearing demand deposits	21,385	16	0.07	21,639	17	0.08
Time deposits	135,885	614	0.45	128,616	665	0.52
Total interest-bearing deposits	211,161	693	0.33	201,433	760	0.38
Borrowed funds	924	6	0.65	1,388	7	0.50
Total interest-bearing liabilities	212,085	699	0.33%	202,821	767	0.38%
Noninterest-bearing deposits	48,030			48,315
Other liabilities	4,455			5,796
Total liabilities	264,570			256,932
Stockholders' equity	36,827			35,858
Total liabilities and stockholders' equity	$301,397			$292,790

Net interest income		$10,587			$10,436

Non-taxable securities		23			33
Tax equivalent adjustment (3)		12			17

Tax equivalent net interest income		$10,599			$10,453
Net interest spread (4)			3.66%			3.75%
Net interest margin (5)		3.75%			3.85%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a federal marginal tax rate of 34.00%

(3) The tax equivalent adjustment is computed using a  federal marginal tax rate of 34.00%.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

The following table, Rate and Volume Variance Analysis, presents further information on those changes. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	Changes in rates, which are changes in the average rate multiplied by the average volume for the previous period;
•	Changes in volume, which are changes in average volume multiplied by the average rate for the previous period; and
•	Total change, which is the sum of the previous columns.

	Rate and Volume Variance Analysis			Rate and Volume Variance Analysis
	For the Years Ended			For the Years Ended
	December 31, 2015 vs. 2014			December 31, 2014 vs. 2013
(Dollars in thousands)	Rate	Volume	Total (1)	Rate	Volume	Total (1)

Interest income:
Loans receivable (2)	$(252)	$(597)	$(849)	$(655)	$292	$(363)
Taxable securities	(18)	47	29	276	182	458
Nontaxable securities	(7)	85	78	—	(10)	(10)
Interest-bearing time deposits	(1)	68	67	—	15	15
Federal funds sold	1	1	2	(6)	(11)	(17)
Total interest income	(277)	(396)	(673)	(385)	468	83
Interest expense:
Interest-bearing deposits	19	(3)	16	(99)	32	(67)
Borrowed funds	2	0	2	2	(3)	(1)
Total interest expense	21	(3)	18	(97)	29	(68)
Net interest income	$(298)	$(393)	$(691)	$(288)	$439	$151

(1) The changes in rates and volumes account for the total changes in interest income and interest expense.

(2) The interest income that would have been reflected on non-accruing loans is excluded from this analysis.

Provision for Loan Losses. Our provision for loan losses was none and $0.1 million in 2015 and 2014, respectively. The decrease in provision was partially attributable to a $10.2 million decrease in loans outstanding.

Noninterest Income. Noninterest income decreased by $0.8 million in the year ended December 31, 2015 over the same period in 2014, primarily due to realized gains on the sales of repossessed assets of $0.5 million and the receipt of a $0.4 million in BEA in 2014, with no corresponding BEA in 2015. While gains and/or losses on the disposal of repossessed assets are not uncommon, the amount realized in 2014 was significantly larger than historical amounts. The Company earned $20 thousand more in service charge revenue, which is primarily activity-based, and $20 thousand more in rental income, which is occupancy-based, during 2015 compared to 2014. Realized gains on securities increased $15 thousand over 2014 to $29 thousand. Net realized gains on the sales of securities were a result of repositioning the portfolio. Other noninterest income decreased by $0.4 million due to the receipt of $0.4 in BEA in 2014. The BEA is awarded by the U.S. Treasury Department, and reflects the Company’s support of economically distressed areas. Due to a decrease in loans from 2013 to 2014, the Bank did not qualify for a BEA during 2015.

Noninterest Expense. Noninterest expense represents the cost of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased from $11.4 million for the year ended December 31, 2014 to $11.1 million for the year ended December 31, 2015. The largest reductions in noninterest expense were a $0.3 million decrease in other expenses, primarily loan related expenses, off-balance sheet provision and miscellaneous losses and decreased professional fees, primarily consultants, of $0.1 million, partially offset by an increase in other expense categories of $0.2 million.

Professional fees decreased $0.1 million to $0.6 million during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily as a result of decreased consultant fees.

OREO expenses totaled $0.5 and $0.3 million for the years ended December 31, 2015 and 2014, respectively. The increase was attributable to write-downs on foreclosed properties due to decreased valuations.

Other expenses decreased $0.3 million primarily related to a $0.1 million decrease in loan related expenses (primarily appraisal fees), a $0.1 million decrease in supplies expenses, a $45 thousand decrease in off-balance sheet provision for unfunded line and letters of credit and a $32 thousand decrease in miscellaneous losses.

Provision for Income Taxes. The Company recorded income tax expense of $0.1 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively. The overall effective rate decreased from 34.52% for the year ended December 31, 2014 to 17.97% in the year ended December 31, 2015 primarily due to an increase in tax-exempt interest income in addition to a reduction in the North Carolina income tax rate. On July 23, 2013, North Carolina Governor Pat McCrory signed a major tax reform bill into law that lowered the North Carolina corporate income tax rate among other things. Specifically, the corporate income tax rate was reduced from 6.9% to 6% in 2014 and to 5% in 2015. The rate will be further reduced to 4% during the 2016 tax year and to 3% for post-2016 tax years provided that specified revenue growth targets are reached.

On July 28, 2015, McCrory announced the final revenue figures for the fiscal year ended on June 30, 2015 revealed that North Carolina had a $445 million revenue surplus.  Thus, the state met the necessary revenue target for fiscal year 2014-2015 to lower the corporate income tax rate from 5 percent to 4 percent

Index

M&F BANCORP, INC., AND SUBSIDIARY

effective for tax years beginning on or after January 1, 2016.  As of December 31, 2015, the Company estimated that the rate reduction trigger would result in a $73 thousand reduction in deferred income taxes. The Company recorded the impact of this legislation as a reduction to the deferred income taxes during the period ended September 30, 2015 and deferred income taxes at December 31, 2015 reflect such reduction.

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

As of December 31, 2015 and December 31, 2014, the ALLL was $3.4 million, which represented approximately 2.08% and 1.96%, respectively, of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. During the fourth quarter of 2015, management switched from a four-year look back period for measuring losses to a five-year look back period. The change in look back periods resulted in a $425 thousand increase in ALLL. We believe that having a longer look back period is a more conservative approach to estimating risks within the portfolio as it captures periods of increased economic uncertainty. Nonperforming assets, defined as non-accruing loans, loans 90 days or more past due and OREO, at December 31, 2015 were 4.94% of total assets compared to 4.03% at December 31, 2014. Nonperforming assets as a percentage of total loans as of December 31, 2015 were 4.94% compared to 6.86% at December 31, 2014. For the years ended December 31, 2015 and December 31, 2014, the provision for loan losses was none and $50 thousand, respectively.

Of non-accruing loans totaling $5.0 million at December 31, 2015, all of the outstanding balances were secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with modified terms totaled $21.6 million or 88.57% of total TDRs at December 31, 2015. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and the collection under any revised terms is assessed as probable. The Company evaluates impaired loans and TDR performance under the

Index

M&F BANCORP, INC., AND SUBSIDIARY

applicable regulatory guidelines and returns loans to accruing after a sustained period of repayment performance.

Loans are generally placed on non-accrual status when the scheduled payments reach 90 days past due. Loans are charged-off, with Board of Directors’ approval, when the Chief Credit Officer and his staff determine that all reasonable means of collection of the outstanding balances, except foreclosure, have been exhausted. The Company continues its collection efforts subsequent to charge-off, which historically has resulted in some recoveries each year.

Loans outstanding as of the dates indicated were as follows:

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Commercial	$7,540	$7,253	$12,344	$3,282	$7,688
Commercial real estate:
Construction	9,618	2,557	4,758	3,621	1,871
Owner occupied	18,941	18,013	22,186	18,377	20,352
Other	15,481	19,493	32,145	26,171	24,831
Faith-based non-profit:
Construction	4,800	6,156	—	2,344	2,287
Owner occupied	78,228	84,499	78,761	76,418	78,161
Other	2,427	4,707	6,702	7,135	8,703
Residential real estate:
First mortgage	16,467	18,995	22,350	24,702	27,896
Multifamily	2,701	3,001	3,271	5,828	7,207
Home equity	3,249	4,124	3,051	3,161	4,457
Construction	122	506	241	83	—
Consumer	1,035	1,232	1,340	1,346	1,667
Other loans	4,240	4,552	2,326	2,754	2,964
Loans, net of deferred fees	164,849	175,088	189,475	175,222	188,084
ALLL	(3,435)	(3,440)	(3,493)	(3,499)	(3,850)
Loans, net of ALLL	$161,414	$171,648	$185,982	$171,723	$184,234

The following table shows the summary activity in the ALLL for the years indicated:

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Beginning balance	$3,440	$3,493	$3,499	$3,850	$3,851
Provision for loan loan losses	—	50	329	166	903
Charge-offs	(30)	(134)	(406)	(629)	(1,153)
Recoveries	25	31	71	112	249
Ending balance	$3,435	$3,440	$3,493	$3,499	$3,850

Net charge-offs to average loans	0.00%	0.06%	0.19%	0.29%	0.46%

Index

M&F BANCORP, INC., AND SUBSIDIARY

Activity in the ALLL for the years indicated was as follows:

	For the Year Ended December 31, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the year ended December 31, 2015
Charge-offs	(3)	—	—	(7)	(2)	(18)	—	(30)
Recoveries	—	—	—	20	1	4	—	25
Provision for loan losses	(21)	260	(5)	(288)	(6)	(22)	82	—
Total ending ALLL balances as of December 31, 2015	$329	$839	$1,229	$410	$21	$229	$378	$3,435

	For the Year Ended December 31, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the year ended December 31, 2014
Charge-offs	—	—	—	(78)	(35)	(21)	—	(134)
Recoveries	—	—	—	22	1	8	—	31
Provision for loan losses	169	(229)	(649)	248	43	172	296	50
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440

	For the Year Ended December 31, 2013
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499
For the year ended December 31, 2013
Charge-offs	(7)	(237)	—	(138)	(4)	(20)	—	(406)
Recoveries	—	27	—	26	8	10	—	71
Provision for loan losses	101	137	637	(332)	(15)	62	(261)	329
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493

Index

M&F BANCORP, INC., AND SUBSIDIARY

	For the Year Ended December 31, 2012
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850
For the year ended December 31, 2012
Charge-offs	—	(98)	—	(362)	(169)	—	—	(629)
Recoveries	—	75	—	17	20	—	—	112
Provision for loan losses	(258)	(67)	118	(17)	117	12	261	166
Total ending ALLL balance as of December 31, 2012	$90	$881	$1,246	$937	$30	$54	$261	$3,499

	For the Year Ended December 31, 2011
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2010	$651	$651	$1,289	$1,045	$105	$110	$—	$3,851
For the year ended December 31, 2011
Charge-offs	(604)	(19)	—	(461)	(66)	(3)	—	(1,153)
Recoveries	95	126	—	3	25	—	—	249
Provision for loan losses	206	213	(161)	712	(2)	(65)	—	903
Total ending ALLL balance as of December 31, 2011	$348	$971	$1,128	$1,299	$62	$42	$—	$3,850

The following table presents the ALLL by loan type and as a percentage of loans outstanding:

	December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011
		% of Total		% of Total		% of Total		% of Total		% of Total
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$329	0.20%	$353	0.20%	$184	0.10%	$90	0.05%	$348	0.19%
Commercial real estate	839	0.51%	579	0.33%	808	0.43%	881	0.50%	971	0.52%
Faith-based non-profit	1,229	0.75%	1,234	0.70%	1,883	0.98%	1,246	0.71%	1,128	0.60%
Residential real estate	410	0.25%	685	0.39%	493	0.26%	937	0.54%	1,299	0.69%
Consumer	21	0.01%	28	0.02%	19	0.01%	30	0.02%	62	0.03%
Other loans	229	0.14%	265	0.15%	106	0.06%	54	0.03%	42	0.02%
Unallocated	378	0.22%	296	0.17%	—	0.00%	261	0.15%	—	0.00%
Total	$3,435	2.08%	$3,440	1.96%	$3,493	1.84%	$3,499	2.00%	$3,850	2.05%

Index

M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the ALLL and the reported investment in loans by portfolio segment and based on impairment method as of the dates indicated:

	December 31, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$303	$261	$67	$—	$—	$—	$631
Collectively evaluated for impairment	329	536	968	343	21	229	378	2,804
Total ending ALLL balance	$329	$839	$1,229	$410	$21	$229	$378	$3,435

Loans:
Loans individually evaluated for impairment	$—	$7,517	$16,325	$2,579	$—	$—	$—	$26,421
Loans collectively evaluated for impairment	7,540	36,523	69,130	19,960	1,035	4,240	—	138,428
Total ending loans balance	$7,540	$44,040	$85,455	$22,539	$1,035	$4,240	$—	$164,849

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

Index

M&F BANCORP, INC., AND SUBSIDIARY

Impaired loans at the dates indicated were as follows:

	December 31, 2015
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	68	68	—	7
Other	2,813	2,815	—	85
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	5,413	5,426	—	230
Other	—	—	—	—
Residential real estate:
First mortgage	1,926	1,898	—	24
Multifamily	—	—	—	—
Home equity	338	338	—	10
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with no allowance recorded	$10,558	$10,545	$—	$356

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	4,637	4,677	303	190
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	10,912	10,983	261	567
Other	—	—	—	—
Residential real estate:
First mortgage	343	343	67	2
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$15,892	$16,003	$631	$759
Total impaired loans	$26,450	$26,548	$631	$1,115

Index

M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2014
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	6
Owner occupied	42	42	—	16
Other	3,855	3,872	—	100
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	9,744	9,764	—	558
Other	—	—	—	—
Residential real estate:
First mortgage	2,894	2,881	—	172
Multifamily	—	—	—	—
Home equity	20	20	—	2
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with no allowance recorded	$16,632	$16,657	$—	$854

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	278	279	1	23
Owner occupied	4,760	4,800	10	200
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	7,063	7,361	6	327
Other	—	—	—	—
Residential real estate:
First mortgage	1,426	1,427	242	76
Multifamily	—	—	—	—
Home equity	145	145	17	6
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$13,672	$14,012	$276	$632
Total impaired loans	$30,304	$30,669	$276	$1,486

Index

M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2013
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	363	364	—	28
Owner occupied	3,181	3,183	—	142
Other	5,486	5,503	—	256
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,151	14,203	—	681
Other	—	—	—	—
Residential real estate:
First mortgage	3,116	3,119	—	213
Multifamily	—	—	—	—
Home equity	77	77	—	3
Construction	—	—	—	—
Consumer	11	11	—	—
Impaired loans with no allowance recorded	$26,385	$26,460	$—	$1,323

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	3,510	3,500	931	242
Other	—	—	—	—
Residential real estate:
First mortgage	621	623	38	29
Multifamily	—	—	—	—
Home equity	131	131	37	6
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$4,262	$4,254	$1,006	$277
Total impaired loans	$30,647	$30,714	$1,006	$1,600

Index

M&F BANCORP, INC., AND SUBSIDIARY

	December 31, 2012
				Interest
	Unpaid			Earned
	Principal	Recorded	ALLL	For the
(Dollars in thousands)	Balance	Investment	Allocated	Year

With no related allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	371	371	—	31
Owner occupied	530	530	—	38
Other	4,312	3,698	—	129
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	14,479	14,479	—	567
Other	—	—	—	—
Residential real estate:
First mortgage	814	814	—	19
Multifamily	—	—	—	—
Home equity	86	86	—	3
Construction	—	—	—	—
Consumer	16	16	—	—
Impaired loans with no allowance recorded	$20,608	$19,994	$—	$787

With an allowance recorded:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	238	238	87	15
Other	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—
Owner occupied	428	428	44	30
Other	—	—	—	—
Residential real estate:
First mortgage	1,543	1,543	349	45
Multifamily	—	—	—	—
Home equity	—	—	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Impaired loans with allowance recorded	$2,209	$2,209	$480	$90
Total impaired loans	$22,817	$22,203	$480	$877

Impaired loans not included in the above table are the recorded investments of $1.9 million in homogeneous first mortgage residential real estate loans, which are collectively measured for impairment. The total recorded investment in impaired loans was $24.1 million at December 31, 2012.

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

The total recorded investment in impaired loans as of December 31, 2015 decreased $4.1 million from December 31, 2014. Changes during the year were primarily due to the addition of 12 new loans totaling $635 thousand, primarily residential real estate – first mortgage and home equity loans, less 13 repaid loans totaling $2.3 million, primarily residential real estate – first mortgage, faith-based non-profit – owner occupied and commercial real estate - construction, two loans transferred to OREO totaling $843 thousand, primarily commercial real estate – other and two loans no longer considered impaired totaling $345 thousand, residential real estate – first mortgage.

The recorded investment in TDRs, which are included in total impaired loans, was $24.4 million, $25.1 million, $26.4 million, $20.2 million and $18.7 million at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The Company has allocated $576 thousand and $17 thousand of specific reserves to customers, whose loan terms had been modified in TDRs as of December 31, 2015 and December 31, 2014, respectively. The Company has not committed to lend additional amounts as of December 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as TDRs.

Index

M&F BANCORP, INC., AND SUBSIDIARY

The following table presents TDRs at of December 31, 2015 and 2014.

	Troubled Debt Restructurings
	December 31, 2015
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	—	$—	—	$—	—	$—
Owner occupied	4	4,704	—	—	4	4,704
Other	2	300	1	2,494	3	2,794
Faith-based non-profit:
Owner occupied	20	16,309	1	16	21	16,325
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	2	87	4	315	6	402
Total	28	$21,400	6	$2,825	34	$24,225

	Troubled Debt Restructurings
	December 31, 2014
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	2	$355	—	$—	2	$355
Owner occupied	4	4,760	—	—	4	4,760
Other	2	224	2	2,830	4	3,054
Faith-based non-profit:
Owner occupied	20	16,391	1	22	21	16,413
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	1	23	2	164	3	187
Total	29	$21,753	5	$3,016	34	$24,769

Loans for which principal or interest is in default for 90 days or more are classified as nonaccrual unless they are well secured and in process of collection. Loans over 90 days still accruing were matured loans that were well secured and in process of collection. Borrowers have continued to make payments on these loans while administrative and legal processes are proceeding, which will enable the Bank to extend or modify maturity dates. Approximately $801 thousand and $3.5 million of past due loans represented loans that had matured and were in the process of being renewed at December 31, 2015 and 2014, respectively.

Index

M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the recorded investment by loan class and the number of non-accrual and loans past due over 90 days still on accrual as of the dates indicated:

90 Days
or More
Past Due
December 31, 2015			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	2,513	2	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	15	1	356	3
Other	—	—	—	—
Residential real estate:
First mortgage	2,154	36	—	—
Multifamily	—	—	—	—
Home equity	338	5	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Other loans	—	—	—	—
Total	$5,020	44	$356	3

			90 Days
			or More
			Past Due
December 31, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	42	1	—	—
Other	2,860	3	771	1
Faith-based non-profit:
Construction	—	—	—	—
Owner Occupied	133	2	541	2
Other	—	—	15	1
Residential real estate:
First mortgage	2,720	33	1,696	8
Multifamily	—	—	—	—
Home equity	165	7	—	—
Construction	—	—	—	—
Consumer	—	—	—	1
Other loans	—	—	—	—
Total	$5,920	46	$3,023	13

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

The following tables present the aging of the recorded investment in loans as of December 31, 2015 and 2014 by class of loans:

			90 Days
December 31, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$7,540	$7,540
Commercial real estate:
Construction	40	—	—	40	9,578	9,618
Owner occupied	397	—	—	397	18,544	18,941
Other	—	71	—	71	15,410	15,481
Faith-based non-profit:
Construction	—	—	—	—	4,800	4,800
Owner occupied	237	—	355	592	77,636	78,228
Other	—	—	—	—	2,427	2,427
Residential real estate:
First mortgage	688	161	1,377	2,226	14,241	16,467
Multifamily	17	—	—	17	2,684	2,701
Home equity	129	—	206	335	2,914	3,249
Construction	122	—	—	122	—	122
Consumer	—	—	—	—	1,035	1,035
Other loans	3	—	—	3	4,237	4,240
Total	$1,633	$232	$1,938	$3,803	$161,046	$164,849

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,250	$7,253
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner occupied	1,923	435	674	3,032	81,467	84,499
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

During 2015, management implemented procedures to improve overall delinquency including increasing communications with borrowers, exerting additional effort to work with delinquent borrowers and, where possible, worked with borrowers to find other sources of financing. Management also improved its processes to renew matured loans in a more timely manner. At December 31, 2015, loans, which had matured, but had not yet been renewed, totaled $0.9 million compared to $4.5 million at December 31, 2014 – a reduction of $3.6 million.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Pass. Loans not identified as special mention, substandard or doubtful are classified as pass.

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,869	$—	$5,671	$—	$7,540
Commercial real estate:
Construction	9,618	—	—	—	9,618
Owner occupied	18,601	272	68	—	18,941
Other	11,720	394	3,367	—	15,481
Faith-based non-profit:
Construction	4,800	—	—	—	4,800
Owner occupied	61,836	7,243	9,149	—	78,228
Other	2,427	—	—	—	2,427
Residential real estate:
First mortgage	13,733	256	2,478	—	16,467
Multifamily	2,613	30	58	—	2,701
Home equity	3,070	—	179	—	3,249
Construction	122	—	—	—	122
Consumer	1,020	10	5	—	1,035
Other loans	4,240	—	—	—	4,240
Total	$135,669	$8,205	$20,975	$—	$164,849

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

FINANCIAL CONDITION

Financial Condition at December 31, 2015 and December 31, 2014

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Total assets decreased slightly from $298.4 million as of December 31, 2014 to $298.3 million as of December 31, 2015, which was caused by a decrease in deposit base and an increase in accumulated other comprehensive loss. Gross loans decreased by $10.2 million from $175.1 million at December 31, 2014 to $164.8 million at December 31, 2015 primarily due to loan pay downs, loan run-off and loan transfers to OREO. Investment securities available for sale increased $10.2 million to $79.9 million at December 31, 2015 from December 31, 2014. The increase in investment securities available for sale was driven by the management decision to move low yielding cash into higher yielding low risk bonds. Interest-bearing time deposits held at other financial institutions increased from $2.5 million at December 31, 2014 to $6.7 million at December 31, 2015. The increase was reflective of management’s intent to leverage excess liquidity. Cash and cash equivalents decreased $4.8 million to $28.3 million at December 31, 2015. OREO decreased $0.3 million in 2015 to $2.8 million. Total liabilities increased from $261.8 million as of December 31, 2014 to $262.0 million as of December 31, 2015, led by an increase in other borrowings of $0.2 million to $0.9 million at December 31, 2015 and an increase in other liabilities of $1.2 million to $6.4 million at

Index

M&F BANCORP, INC., AND SUBSIDIARY

December 31, 2015, partially offset with a $1.2 million decrease in total deposits. The decrease in deposits was primarily related to an intentional decrease of $2.7 million in CDARs as management places more focus on growing core deposits. Other liabilities increased from $5.2 million at December 31, 2014 to $6.4 million at December 31, 2015. The increase was attributable to $1.5 million in purchased loans, which had not yet settled, partially offset by decreases in other liabilities within this classification.

Total consolidated stockholders’ equity decreased $0.4 million to $36.2 million as of December 31, 2015 compared to $36.6 million at December 31, 2014. For the year ended December 31, 2015, the net increase in retained earnings was comprised of $0.3 million of net income, offset by dividends declared to preferred stockholders of $0.2 million. Accumulated other comprehensive loss represents the unrealized loss on available for sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss totaled $2.1 million and $1.7 million at December 31, 2015 and 2014, respectively.

ASSETS

Cash and Cash Equivalents. Cash and cash equivalents, including noninterest-bearing and interest-bearing cash and fed funds sold, decreased $4.8 million from $33.1 million at December 31, 2014 to $28.3 million at December 31, 2015. The decrease in cash and cash equivalents was the primary result of moving low yielding interest-bearing cash to higher yielding investment securities.

Loan Portfolio. Gross loans totaled $164.8 million and $175.1 million as of December 31, 2015 and 2014, respectively. The commercial loan portfolio is comprised mainly of loans to small- and mid-sized business and faith-based non-profit organizations. A significant portion of the loan portfolio is collateralized by owner-occupied real estate. An adverse change in the economy affecting real estate values in general or in our primary markets in particular, could impair the value of the underlying collateral and/or our ability to sell such collateral.

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of December 31, 2015, the percentage of loans in this niche, which included construction, real estate, and lines of credit, totaled approximately 51.84% of the total loan portfolio, and the reserve for these loans was 35.78% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this specialty; however, repayment of loans is primarily dependent on voluntary contributions, which appear to have been adversely affected by the economic downturn. Management monitors the loan portfolio for changes in trends of past dues and concentration.

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

The OREO portfolio decreased a net $0.3 million to $2.8 million at December 31, 2015 from $3.1 million at December 31, 2014. During 2015 there was $1.3 million in additions to OREO through foreclosure or deed in lieu of foreclosure (“at foreclosure”), $1.1 million in sales of OREO, and $0.5 million in OREO write-downs during the year.

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

The table below shows the loans outstanding by type and maturity as of December 31, 2015:

			Faith
		Commercial	Based	Residential
(Dollars in thousands)	Commercial	Real Estate	Non-Profit	Real Estate	Consumer	Other	Total

Maturity dates:
Due within one year	$400	$11,454	$19,019	$2,327	$167	$—	$33,367
Due one to five years	6,575	26,856	60,232	9,646	255	—	103,564
Due after five years	565	5,730	6,204	10,566	613	4,240	27,918
Total	$7,540	$44,040	$85,455	$22,539	$1,035	$4,240	$164,849

Loans due after one year:
Fixed rate	$788	$23,272	$60,973	$17,804	$401	$4,240	$107,478
Variable rate	6,352	9,314	5,463	2,408	467	—	24,004
Total	$7,140	$32,586	$66,436	$20,212	$868	$4,240	$131,482

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

Our investment portfolio consists of the following securities:

•	U.S. Government agency securities ("U.S. Agencies")

Index

M&F BANCORP, INC., AND SUBSIDIARY

•	U.S. Government sponsored residential mortgage backed securities ("MBS"), and
•	Municipal securities ("Municipals")

All securities owned as of December 31, 2015 and are investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2015 and December 31, 2014, the Company held 71 and 59 investment positions, respectively, with unrealized losses of $0.7 million and $0.3 million, respectively. These investments were generally in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than- temporary, and will not be likely required to sell.

The Company owns stock in the FHLB, classified on the Consolidated Balance Sheets as Other invested assets, which is evaluated on a quarterly basis for other-than-temporary impairment. The FHLB has been issuing dividends and repurchasing excess stock on a pro-rata basis for several quarters. The Company believes that the investment in FHLB is not other-than-temporarily-impaired.

Our available for sale securities totaled $79.9 million and $69.7 million as of December 31, 2015 and 2014, respectively. Securities with a fair value of $0.8 million were pledged to the FRB, and an additional $2.9 million and $19.6 million of securities were pledged to public housing authorities in NC and the NC Department of State Treasurer, respectively, as collateral for public deposits at December 31, 2015. Securities with a fair value of $1.0 million were pledged to the FRB and an additional $3.8 million and $18.1 million of securities were pledged to public housing authorities in North Carolina and the NC Department of State Treasurer as collateral for public deposits at December 31, 2014.

The following table displays the amortized cost and fair value for the Company's investment portfolio for the periods ended December 31, 2015, 2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Agencies	$30,681	$30,433	$12,373	$12,339	$7,000	$6,766
MBS
Residential	41,323	40,934	56,350	56,355	58,086	57,698
Municipals	8,489	8,574	1,009	1,009	1,485	1,455
Total	$80,493	$79,941	$69,732	$69,703	$66,571	$65,919

The following table presents contractual maturities of debt securities with the exception of MBS, which reflects projected cash flow streams, and weighted average yields at December 31, 2015. Actual maturities may differ, because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties. Certain mortgage-backed securities have adjustable interest rates and will reprice within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in the fair value that are reflected as a component of equity.

Index

M&F BANCORP, INC., AND SUBSIDIARY

(Dollars in thousands)	As of December 31, 2015
	Fair Value	Amortized Cost	Average Yield
U.S. Agencies
Due after one year through five years	$3,481	$3,500	1.54%
Due after five years through ten years	21,998	22,181	1.97%
Due after ten years	4,954	5,000	2.14%
Total U.S. Agencies	$30,433	$30,681	1.95%

MBS
Residential
Due within one year	$5,750	$5,812	1.70%
Due after one year through five years	15,526	15,672	1.87%
Due after five years through ten years	11,387	11,480	2.08%
Due after ten years	8,271	8,359	2.14%
Total MBS	$40,934	$41,323	1.96%

Municipals
Due within one year	$262	$260	5.68%
Due after one year through five years	738	738	4.25%
Due after five years through ten years	7,169	7,091	4.34%
Due after ten years	405	400	3.94%
Total Municipals	$8,574	$8,489	4.35%

Federal Home Loan Mortgage Corporation with a fair value of $36.9 million and an amortized cost of $37.2 million, Government National Mortgage Association with a fair value of $13.0 million and an amortized cost of $13.3 million, Federal Home Loan Bank with a fair value of $9.9 million and an amortized cost of $10.0 million and Fannie Mae with a fair value of $8.5 million and an amortized cost of $8.6 million are issuers that exceeds 10% of stockholders’ equity as of December 31, 2015. The U.S. Government guarantees all of our MBS and U.S. Agency securities.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 35.26% liquidity ratio is the sum of cash, overnight funds, and unpledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $6.1 million in available borrowing capacity from the FHLB at December 31, 2015, and Federal Funds Lines of Credit ("Fed Funds lines") of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.6 million outstanding from the FHLB as of December 31, 2014. The maximum outstanding balance from the FHLB during the fourth quarter of 2015 was $0.6 million. The Company periodically draws on its Fed Funds lines to test the lines availability.

The Company participates in the CDARS program, which enables depositors to receive FDIC insurance coverage for deposits otherwise exceeding the maximum insurable amount. Through the CDARS program, deposits in excess of the maximum insurable amount are placed with multiple participating financial institutions. All of the Bank’s CDARS deposits are reciprocal, relationship-based deposits. There are several large depositors in the CDARS program, and the largest continuing depositor has annually renewed $25.0 million in deposits for several years. There is no guarantee, however, that this trend will continue. In management’s opinion, the large depositors have stable and long-term relationships with the Bank.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY

At December 31, 2015 and 2014 regulatory capital levels of the Company and Bank compared to regulatory standards were:

	December 31, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,252	20.39%	$15,790	8.00%	n/a	n/a
Bank	39,629	20.10	15,769	8.00	$19,712	10.00%
Tier 1 (to risk weighted assets)
Company	$37,768	19.13%	$11,843	6.00%	n/a	n/a
Bank	37,149	18.85	11,827	6.00	$15,769	8.00%
Common Equity Tier 1
Company	$26,391	13.37	$8,882	4.50%	n/a	n/a
Bank	37,149	18.85	8,870	4.50	$12,812	6.50%
Tier 1 (to average total assets)
Company	$37,768	12.55%	$12,037	4.00%	n/a	n/a
Bank	37,149	12.35	12,028	4.00	$15,035	5.00%

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,998	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

DEPOSITS AND DEBT

Deposits. Total deposits decreased from $255.9 million as of December 31, 2014 to $254.7 million as of December 31, 2015. Of these amounts, $41.8 million and $44.9 million were noninterest-bearing and $214.1 million and $209.8 million were interest-bearing deposits at December 31, 2014 and December 31, 2015, respectively. Time deposits of $250,000 and greater, including fully insured CDARS reciprocal deposits, were $17.7 million and $14.3 million as of December 31, 2015 and December 31, 2014, respectively. Time deposits of less than $250,000 were $115.7 million and $129.1 million as of December 31, 2015 and December 31, 2014, respectively.

The following table reflects deposits by type:

(Dollars in thousands)	December 31, 2015	December 31, 2014	December 31, 2013

Noninterest-bearing demand	$44,883	$41,805	$48,057
Interest-bearding demand	20,958	19,593	18,180
Savings and money market	55,474	57,985	49,878
Time	133,385	136,477	143,812
Total deposits	$254,700	$255,860	$259,927

Index

M&F BANCORP, INC., AND SUBSIDIARY

The following table reflects the maturities of time deposits of $250,000 or greater as of December 31, 2015, 2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Three months or less	$3,259	0.38%	$5,132	0.35%	$1,773	0.29%
Over three months to six months	513	0.10	1,238	0.31	1,602	0.38
Over six months to twelve months	5,229	0.38	6,382	0.55	3,076	0.29
Over one year to five years	8,718	0.96	1,509	0.69	8,262	0.61
Total	$17,719	0.66%	$14,261	0.47%	$14,713	0.48%

Debt. Borrowings as of December 31, 2015 consisted of an FHLB borrowing of $0.6 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.3 million with a blended interest rate of 1.83%. Interest expense on advances from FHLB for the years ended December 31, 2015, 2014 and 2013 was $3 thousand, $3 thousand and $4 thousand, respectively. The maximum FHLB advances outstanding for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.7 million and $0.7 million, respectively. As of December 31, 2015, 2014 and 2013, the Bank had $0.6 million, $0.7 million and $0.7 million, respectively, of outstanding advances with the FHLB, and had the availability of borrowing an additional $6.1 million from the FHLB at December 31, 2015. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $6.7 million, $7.3 million and $8.0 million as of December 31, 2015, 2014 and 2013, respectively.

OTHER

Capital Resources. Total stockholders' equity as of December 31, 2015 and 2014, including unrealized gains and/or losses net of taxes on available- for-sale securities and deferred pension liability, was $36.2 million and $36.6 million, respectively. The Company did not declare cash dividends on its common stock during 2015. The Company declared cash dividends on its common stock of $0.063 per share, totaling $0.1 million for the year ended December 31, 2014. The Company paid preferred stock dividends of $0.2 million in each of the years ended December 31, 2015 and 2014.

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

Liquidity. Liquidity management involves the ability to meet the cash flow requirements of depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. To ensure the Company is positioned to meet immediate and future cash demands, management relies on internal analysis of its liquidity, knowledge of current economic and market trends and forecasts of future conditions. Regulatory agencies set certain minimum liquidity standards, including the setting of a reserve requirement by the Federal Reserve. The Company must submit quarterly reports to the Federal Reserve, which monitors the Company's compliance. As of December 31, 2015, the Company met all of its liquidity and reporting requirements.

The Company had $28.3 million and $33.1 million in cash and cash equivalents as of December 31, 2015 and 2014, respectively. The Company's principal sources of funds are deposits, short-term borrowings and capital. Core deposits (total deposits less CDARS and certificates of deposits in the amount of $100,000 or more) are one of the most stable sources of liquidity, together with equity capital funded $171.1 million, or 57.38%, of total assets as of December 31, 2015. As of December 31, 2014, core deposits and equity capital totaled $172.1 million, or 57.68%, of total assets.

The Company's liquidity can be demonstrated best by an analysis of its cash flows. Operating activities provided $2.5 million of liquidity for the year ended December 31, 2015 compared to $1.6 million for the year ended December 31, 2014. The principal elements of operating activities are net income, increased by significant non-cash expenses including the provision for loan losses, depreciation and amortization, and realized net gains/ losses on the sale of assets.

In 2015, the Company experienced a net cash flow decrease of $8.9 million in loans, which were partially offset by a net decrease in deposits of $1.2 million.

A secondary source of liquidity for the Company comes from investing activities, principally the sales of, maturities of, and cash flows from, investment securities. As of December 31, 2015, the Company had $9.6 million in investment securities that mature within the next 12 months. During 2015, the Company purchased $67.9 million in investment securities, received $8.2 million in principal collections, $19.9 million in sales and $28.7 million in calls and maturities. The Company also invested $0.3 million in additional bank-owned life insurance policies, which can be sold if increased liquidity is needed.

Additional sources of liquidity are available to the Bank through the Federal Reserve and through membership in the FHLB System, and other correspondent banks. As of December 31, 2015, the Bank had a maximum borrowing capacity, based on pledged collateral, of $6.7 million through the FHLB of Atlanta, of which $0.6 million was outstanding in a fixed rate, fixed term loan. These funds are available with various maturities and interest rate structures. Borrowings may not exceed 12% of total assets, or $36.1 million, as of December 31, 2015.

As of December 31, 2015, the Bank owned $0.3 million worth of FHLB stock or 47.01% percent of its outstanding advances of $0.6 million. Borrowings and letters of credit are collateralized by a blanket lien held by the FHLB on the Bank's qualifying assets. The FHLB makes quarterly determinations whether it will repurchase any stock above its required amounts.

Off-Balance Sheet Arrangements. The Company has liquidity available from other sources such as Fed Funds lines and brokered certificates of deposit. These liquidity sources may require collateral but are generally unsecured or easily utilized by the Company. The Company maintains a

Index

M&F BANCORP, INC., AND SUBSIDIARY

letter of credit, an off-balance sheet source funding unless drawn, collateralized by assets pledged to the FHLB. Fed Funds lines totaled $10.0 million at December 31, 2015, none of which was drawn as of that date. The Company periodically tests its Fed Funds lines to ensure accessibility and availability if needed. During 2015, other than testing the lines, no drawdowns were made on these lines.

In addition to the sources of liquidity discussed above, the Company has off-balance sheet contingent funding commitments with various probabilities of being drawn by borrowers. The following table shows the commercial off-balance sheet contingencies:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$19	$12,375	$12,394
One to three years	250	5,487	5,737
Three to five years	—	114	114
More than five years	93	4,455	4,548
Total	$362	$22,431	$22,793

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

	For the Years Ended December 31,
	2015	2014	2013
Return on average assets	0.04%	0.27%	0.04%
Return on average stockholders' equity	0.03	2.20	0.35
Dividend payout ratio	—	0.16	2.08
Average stockholders' equity to average total assets	12.14	12.22	12.25

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

The Bank engages an asset/liability management modeling firm to provide management with additional tools to evaluate interest rate risk and develop asset/liability management strategies. One tool used is a computer simulation model, which projects the Bank's performance under different interest rate scenarios. Analyses are prepared quarterly, which evaluate the Bank's performance in a base strategy that reflects the Bank's current year operating plan. Three interest rate scenarios (flat, rising and declining) are applied to the base strategy to determine the effect of changing

Index

M&F BANCORP, INC., AND SUBSIDIARY

interest rates on net interest income. The December 31, 2015 analysis indicates that interest rate risk exposure over a twelve-month time horizon is within the guidelines established by the Bank's Board of Directors.

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

December 31, 2015
	Economic Value of	Economic Value of
Basis point change:	Equity	Equity Change %
(200)	14.94%	13.27%
200	14.08%	6.75%
No rate change	13.19%	N/A

December 31, 2014
	Economic Value of	Economic Value of
Basis point change:	Equity	Equity Change %
(200)	14.71%	13.42%
200	13.47%	3.86%
No rate change	12.97%	N/A

The table below presents the Bank's ratio of cumulative rate sensitive assets to rate sensitive liabilities (Gap Ratio) as of December 31, 2015. This ratio measures an entity's balance sheet sensitivity to re-pricing assets and liabilities. A ratio over 1.0 indicates that an entity may be somewhat asset sensitive, and a ratio under 1.0 indicates that an entity may be somewhat liability sensitive.

Time Period	Cumulative Gap Ratio
< 1 year	1.20
1-3 years	0.99
3-5 years	1.07
5-15 years	1.32
Over 15 years	1.32

Index

M&F BANCORP, INC., AND SUBSIDIARY

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

M&F Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of M&F Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of M&F Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Elliott Davis Decosimo, PLLC

Charlotte, North Carolina
March 16, 2016

Index

M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Dollars in thousands)	2015	2014

ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,181	$2,871
Interest-bearing cash	26,081	30,233
Federal funds sold	11	—
Total cash and cash equivalents	28,273	33,104
Interest-bearing time deposits	6,665	2,470
Investment securities available-for-sale, at fair value	79,941	69,703
Other invested assets	298	301
Loans, net of unearned income and deferred fees	164,849	175,088
Allowance for loan losses	(3,435)	(3,440)
Loans, net	161,414	171,648
Interest receivable	785	816
Bank premises and equipment, net	4,412	4,293
Cash surrender value of bank-owned life insurance	8,228	7,695
OREO	2,764	3,069
Deferred tax assets and taxes receivable, net	4,264	4,114
Other assets	1,206	1,172
TOTAL ASSETS	$298,250	$298,385
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest-bearing deposits	$209,817	$214,055
Noninterest-bearing deposits	44,883	41,805
Total deposits	254,700	255,860
Other borrowings	938	784
Other liabilities	6,388	5,163
Total liabilities	262,026	261,807

COMMITMENTS AND CONTINGENCIES (Notes 9, 10, 14 and 16)

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,731	11,729
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,895	17,785
Accumulated other comprehensive loss	(2,134)	(1,668)
Total stockholders' equity	36,224	36,578

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,250	$298,385

See notes to consolidated financial statements.

Index

M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
(Dollars in thousands except for share and per share data)	December 31,
	2015	2014

Interest income:
Loans, including fees	$9,064	$9,913
Investment securities available-for-sale, including dividends
Taxable	1,297	1,268
Tax-exempt	101	23
Interest-bearing time deposits	82	15
Other	69	67

Total interest income	10,613	11,286
Interest expense:
Deposits	709	693
Borrowings	8	6

Total interest expense	717	699
Net interest income	9,896	10,587
Less provision for loan losses	—	50

Net interest income after provision for loan losses	9,896	10,537

Noninterest income:
Service charges	1,138	1,118
Rental income	200	180
Cash surrender value of life insurance	233	205
Net realized gains on sales of investment securities available-for-sale	29	14
Gains on sales of repossessed assets	—	515
Other income	20	432
Total noninterest income	1,620	2,464

Noninterest expense:
Salaries and employee benefits	5,484	5,471
Occupancy and equipment	1,395	1,444
Directors' fees	213	213
Marketing	199	137
Professional fees	594	743
Information technology	907	910
FDIC deposit insurance	561	570
OREO expenses, net	485	319
Delivery expenses	146	161
Other	1,109	1,434
Total noninterest expense	11,093	11,402

Income before income taxes	423	1,599
Income tax expense	76	552
Net income	347	1,047

Less preferred stock dividends and accretion	(237)	(237)

Net income available to common stockholders	$110	$810

Basic and diluted earnings per share of common stock:	$0.05	$0.40
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements.

Index

M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,
(Dollars in thousands)	2015	2014

Net income	$347	$1,047

Other comprehensive loss:
Investment securities:
Unrealized holding gains (losses) on investment securities available-for-sale	(494)	638
Tax effect	178	(242)
Reclassification adjustments for net realized gains	(29)	(14)
Tax effect	12	5
Net of tax amount	(333)	387

Defined benefit pension plans:
Net actuarial losses	(184)	(988)
Tax effect	51	357
Prior service cost	—	2
Tax effect	—	(1)
Net of tax amount	(133)	(630)

Other comprehensive loss, net of tax	(466)	(243)

Comprehensive income (loss)	$(119)	$804

See notes to consolidated financial statements

Index

M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2015 and 2014

					Accumulated
	Number				Other
	of	Common	Preferred	Retained	Comprehensive
(Dollars in thousands except for share data)	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2013	2,031,337	$8,732	$11,727	$17,103	$(1,425)	$36,137
Accretion of Series B preferred stock issuance costs	—	—	2	(2)	—	—
Net income	—	—	—	1,047	—	1,047
Other comprehensive loss, net of tax	—	—	—	—	(243)	(243)
Dividends declared on preferred stock	—	—	—	(235)	—	(235)
Dividends declared on common stock ($0.063 per share)	—	—	—	(128)	—	(128)

Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578

Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578
Accretion of Series B preferred stock issuance costs	—	—	2	(2)	—	—
Net income	—	—	—	347	—	347
Other comprehensive loss, net of tax	—	—	—	—	(466)	(466)
Dividends declared on preferred stock	—	—	—	(235)	—	(235)

Balances as of December 31, 2015	2,031,337	$8,732	$11,731	$17,895	$(2,134)	$36,224

See notes to consolidated financial statements

Index

M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
(Dollars in thousands)	2015	2014

Cash flows from operating activities:
Net income	$347	$1,047
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	—	50
Depreciation and amortization	420	354
Gains on dispositions of repossessed assets	—	(515)
Amortization of discounts/premiums on investment securities available-for-sale, net	416	684
Deferred income tax provision	90	172
Net gains on sales of investment securities available-for-sale	(29)	(14)
Increase in cash surrender value of bank-owned life insurance	(233)	(205)
Gains at foreclosure	(13)	(51)
Net gains on sales of OREO	(84)	(61)
Contribution of OREO	—	6
Writedowns of OREO	545	235
Net changes in:
Accrued interest receivable and other assets	(2)	278
Other liabilities	1,041	(402)

Net cash provided by operating activities	2,498	1,578

Cash flows from investing activities:
Activity in available for sale securities:
Sales	19,860	1,470
Maturities and calls	28,660	10,965
Principal collections	8,215	13,417
Purchases	(67,883)	(29,683)
Purchases of interest bearing time deposits	(4,195)	(2,470)
FHLB stock purchases	—	(263)
FHLB stock redemptions	3	351
Net decrease in loans	8,876	13,390
Purchases of bank premises and equipment	(539)	(281)
Disposal of bank premises and equipment	—	7
Proceeds from death benefit of bank-owned life insurance policies	—	201
Purchase of bank-owned life insurance policy	(300)	(1,500)
Proceeds from dispositions of repossessed assets	—	1,107
Proceeds from sales of OREO	1,215	725

Net cash provided by (used in) investing activities	(6,088)	7,436

Cash flows from financing activities:
Net decrease in deposits	(1,160)	(4,067)
Proceeds from other borrowings	357	146
Repayments of other borrowings	(203)	(209)
Cash dividends	(235)	(363)

Net cash used in financing activities	(1,241)	(4,493)

Net increase (decrease) in cash and cash equivalents	(4,831)	4,521

Cash and cash equivalents as of the beginning of the period	33,104	28,583

Cash and cash equivalents as of the end of the period	$28,273	$33,104

See notes to consolidated financial statements.

Index

M&F BANCORP, INC., AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Years Ended
	December 31,
(Dollars in thousands)	2015	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$698	$698
Income taxes	—	386
Noncash Transactions:
Loans transferred to OREO	1,358	891
Net unrealized gains (losses) on investment securities available-for-sale, net of deferred income tax	(333)	387
Loans transferred to foreclosed assets	—	3
Accretion of Series B preferred stock issuance costs	2	2
Adjustments related to defined benefit plans, net of deferred income tax expense	(133)	(630)

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

Cash and Cash Equivalents - The cash and cash equivalents are comprised of highly liquid short-term investments that are carried at cost, which approximates market value, and cash held at the Federal Reserve Bank of Richmond ("FRB"). The Board of Governors of the Federal Reserve (the “Federal Reserve”) and banking laws in NC require banks to maintain average balances in relation to specific percentages of their customers' deposits as a reserve. As of December 31, 2015 and 2014, the Bank, held deposits as shown:

			Correspondent
			Bank
	Federal Reserve		Federal Funds
(Dollars in thousands)	Required Average	Excess	Sold	Core Deposits	Total

December 31, 2015	$1,555	$23,989	$11	$3,168	$28,723
December 31, 2014	$1,557	$28,152	$—	$3,395	$33,104

As of December 31, 2015 and 2014, the Bank held deposits of $30 thousand and $0.1 million, respectively, at other financial institutions in excess of the federally insured balances.

Interest-bearing Time Deposits in Banks – Interest-bearing time deposits in banks mature within five years and are carried at cost.

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

Declines in the fair value of individual held to maturity and available for sale securities below their costs that are other-than-temporary result in write-downs of the individual securities to their respective fair value. There were no credit write-downs in consolidated earnings as realized losses. Transfers of securities between classifications, of which there were none in 2015 or 2014, are accounted for at fair value. No securities were classified as trading or held to maturity as of December 31, 2015 and 2014.

Other Invested Assets - Other invested assets are investments in Federal Home Loan Bank of Atlanta (the “FHLB”) stock carried at historical cost, as adjusted for any other-than-temporary impairment loss. As of December 31, 2015 and 2014, the Company's investments in FHLB stock were $0.3 million.

Loans - Loans are stated at the amount of unpaid principal, net of deferred loan origination fees and costs. Loans (net) are reduced by the ALLL. Nonrefundable loan fees associated with the origination or acquisition of loans are deferred and recognized as an adjustment of the loan yield over the life of the loan using the effective interest method. Interest on loans is accrued on the daily balances of unpaid principal outstanding. Interest income is accrued and credited to income only if deemed collectible. Other loan fees and charges, representing service costs for the prepayment of loans, for delinquent payments, or for miscellaneous loan services, are recorded in income when collected.

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

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition, and regulatory requirements. The quantitative drivers, to which different weights are assigned based on management's judgment, are reviewed and updated quarterly. The quantitative loss history was based on a five-year rolling look back at December 31, 2015, and previously on a four-year look back, history of losses incurred by different loan types within the loan portfolio. The change in methodology resulted in a $425 thousand increase in the ALLL at December 31, 2015.

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

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's risk rating system was developed to aid in the risk management process by grouping credits with similar risk profiles into pass, special mention, substandard or doubtful categories. Credit risk ratings are applied individually to all classes of loans and leases. Internal credit reviews and external contracted credit review examinations are used to determine and validate loan risk grades. The credit review system takes into consideration factors such as: borrower's background and experience; historical and current financial condition; credit history and payment performance; economic conditions and their impact on various industries; type, market value and volatility of the market value of collateral; lien position; and the financial strength of guarantors.

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unfunded loans with available balances, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the ALLL, as adjusted for estimated funding probabilities and historical five-year rolling look back quantitative loan loss factor for 2015 and four-year rolling look back quantitative loan loss factor for 2014. The look back period was extended during the fourth quarter of 2015 to capture a period of increased losses. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $10 thousand and $34 thousand for December 31, 2015 and 2014, respectively, were reflected in other liabilities on the Consolidated Balance Sheet.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

and charged to operations. Upon disposition, the asset and related accumulated depreciation and/or amortization are relieved, and any gains or losses are reflected in operations.

Cash Surrender Value of Life Insurance - The Bank maintains life insurance on certain current and former officers and directors, of which the Bank is owner and beneficiary. The cash surrender value of the policies at December 31, 2015 and 2014 was $8.2 million and $7.7 million, respectively. Income from the policies and changes in the net cash surrender value, excluding additional purchases or withdrawals, are recorded in noninterest income.

OREO - OREO, which represents real estate acquired through foreclosure, or the transfer of the deed in lieu of foreclosure, in satisfaction of commercial and consumer real estate collateralized loans, is initially recorded at fair value less estimated holding and selling costs of the real estate. Loan balances in excess of the fair value of the real estate acquired at the date of the foreclosure are charged to the ALLL. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to non-interest income or non-interest expense. Valuations are periodically performed by management, and any subsequent write-downs due to the carrying value of a property exceeding its estimated fair value less estimated costs to sell are charged against other non-interest expense. As of December 31, 2015 and 2014, there was $2.8 million and $3.1 million, respectively, of foreclosed properties included in OREO on the Consolidated Balance Sheets of which $0.2 million and $0.9 million, respectively, were residential real estate; the remainder was commercial real estate. OREO included $0.2 million and $0.9 million of OREO excludes bank-owned property held for Company use at December 31, 2015 and 2014. At December 31, 2015 $0.5 million of loans collateralized by residential real estate were in the process of foreclosure.

Earnings Per Share - Earnings per share are calculated on the basis of the weighted average number of shares of common stock outstanding for the purpose of computing the basic earnings per share and the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents, such as stock options, for the purpose of computing diluted earnings per share. As of December 31, 2015 and 2014, there were no stock options outstanding.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that ultimately would be sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more- likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation process, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are recognized in income tax expense on the income statement. It is the Company's policy to recognize interest and penalties related to unrecognized tax liabilities within income tax expense in the statements of income. The Company does not have an accrual for uncertain tax positions as of December 31, 2015 and 2014, as deductions taken and benefits accrued are based on widely understood administrative practices and procedures and are based on tax law. The Company's federal and state income tax returns are subject to review and examination by government authorities.

Comprehensive Income (Loss) - Comprehensive income (loss) is the change in the Company's equity during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) consists of net income and other comprehensive (loss) income. The Company's other comprehensive (loss) income and accumulated other comprehensive loss are comprised of net unrealized gains and losses on certain investments in debt securities and post-retirement plans. Information concerning the Company’s other comprehensive (loss) income and accumulated comprehensive loss as of and for the years ended December 31, 2015 and 2014 are presented in the Consolidated Statements of Comprehensive Income.

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

Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U.S. Government agency securities (“U.S. Agencies”), U.S. Government sponsored residential mortgage backed securities (“MBS”) and State and Municipal Bonds (“Municipals”).

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

New Accounting Pronouncements –

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect this guidance to have a material effect on its financial statements.

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

In August 2015, the FASB deferred the effective date of ASU 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its financial statements.

In August 2015, the FASB issued amendments to the “Interest” topic of the ASC to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2015, the FASB amended the Income Taxes topic of the Accounting Standards Codification simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted as of the beginning of an interim or annual reporting period. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

In January 2016, the FASB amended the “Financial Instruments” topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposit and federal funds sold in compliance with various restrictions in the policy. As of December 31, 2015 and 2014 all investment securities were classified as available for sale.

Our available-for-sale securities totaled $79.9 million and $69.7 million as of December 31, 2015 and 2014, respectively. In the normal course of business, the Company pledges securities to the FRB and to public housing authorities in NC and the NC Department of State Treasurer (“State Treasurer”) as collateral for public deposits. The following table shows the amounts pledged:

(Dollars in thousands)	December 31, 2015	December 31, 2014

Pledged to FRB	$830	$1,008
Pledged for public housing	2,886	3,816
Pledged to the State Treasurer	19,643	18,115

Our investment portfolio consists of the following securities:

•	U.S. Agencies
•	MBS, and
•	Municipals

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The amortized cost, gross unrealized gains and losses and fair values of investment securities at December 31, 2015 and 2014 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2015
U.S. Agencies	$30,681	$2	$(250)	$30,433
MBS
Residential	41,323	20	(409)	40,934
Municipals
North Carolina	8,489	98	(13)	8,574
Total	$80,493	$120	$(672)	$79,941

December 31, 2014
U.S. Agencies	$12,373	$26	$(60)	$12,339
MBS
Residential	56,350	281	(276)	56,355
Municipals	1,009	9	(9)	1,009
Total	$69,732	$316	$(345)	$69,703

Sales and calls of securities available for sale for the year ended December 31, 2015 and December 31, 2014 resulted in aggregate gross realized gains of $205 thousand and none, respectively, and gross realized losses of $176 thousand and none, respectively.

The amortized cost and estimated market values of securities as of December 31, 2015 and 2014 by contractual maturities with the exception of MBS, which reflects projected cash flow streams, are shown below. Actual maturities may differ, because borrowers may have the right to call or prepay MBS, collateralized mortgage obligations, agency securities, and municipal bonds with or without call or prepayment penalties. Certain mortgage-backed securities have adjustable interest rates and will reprice within the various maturity ranges. These repricing schedules are not reflected in the table below.

(Dollars in thousands)	As of December 31, 2015
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$3,481	$3,500
Due after one year through five years	21,998	22,181
Due after five years through ten years	4,954	5,000
Total US government agencies	$30,433	$30,681

MBS
Residential
Due within one year	$5,750	$5,812
Due after one year through five years	15,526	15,672
Due after five years through ten years	11,387	11,480
Due after ten years	8,271	8,359
Total government sponsored MBS	$40,934	$41,323

Municipals
Due within one year	$262	$260
Due after one year through five years	738	738
Due after five years through ten years	7,169	7,091
Due after ten years	405	400
Total municipal bonds	$8,574	$8,489

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)	As of December 31, 2014
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$2,498	$2,499
Due after one year through five years	7,887	7,874
Due after five years through ten years	1,954	2,000
Total US government agencies	$12,339	$12,373

MBS
Residential
Due within one year	$10,114	$10,139
Due after one year through five years	24,003	24,018
Due after five years through ten years	13,803	13,771
Due after ten years	8,435	8,422
Total government sponsored MBS	$56,355	$56,350

Municipals
Due within one year	$162	$161
Due after one year through five years	268	260
Due after five years through ten years	579	588
Total municipal bonds	$1,009	$1,009

As of December 31, 2015 and December 31, 2014, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position is as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Agencies	$27,060	$(237)	$987	$(13)	$28,047	$(250)
MBS
Residential	24,369	(193)	9,970	(216)	34,339	(409)
Municipals	1,405	(13)	—	—	1,405	(13)
Total	$52,834	$(443)	$10,957	$(229)	$63,791	$(672)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014
U.S. Agencies	$5,982	$(14)	$1,954	$(46)	$7,936	$(60)
MBS
Residential	12,594	(73)	13,476	(203)	26,070	(276)
Municipals	—	—	579	(9)	579	(9)
Total	$18,576	$(87)	$16,009	$(258)	$34,585	$(345)

All securities owned as of December 31, 2015 and December 31, 2014 were investment grade. The Company evaluates securities for other-than- temporary impairment, at least on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2015 and 2014, the Company held 71 and 59 investment positions, respectively, with unrealized losses of $672 thousand and $345 thousand, respectively. These investments were in U.S. Agencies, MBS and municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management has determined that all declines in the market value of available for sale securities are not other-than-temporary, and will not be likely required to sell.

3. FHLB STOCK

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% during 2015 and 2014 of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in other invested assets, as of December 31, 2015 and 2014 was $0.3 million. No ready

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

market exists for the FHLB stock, and it has no quoted market value, however, management believes that the cost approximates the market value as of December 31, 2015 and 2014. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of December 31, 2014 or 2013. The FHLB of Atlanta in which the Company owns stock has been profitable in each of the years ended December 31, 2015 and 2014.

4. RECONCILIATIONS OF BASIC AND DILUTED EARNINGS PER SHARE (“EPS”)

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

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) includes net income and all other changes to the Company's equity, with the exception of transactions with stockholders. The Company's other comprehensive loss and accumulated other comprehensive loss are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For the Years Ended December 31, 2015 and 2014

(Dollars in thousands)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2013	$(404)	$(1,021)	$(1,425)
Other comprehensive income (loss) before reclassifications	396	(631)	(235)
Amounts reclassified from accumulated other comprehensive income (loss)	(9)	1	(8)
Net current-period other comprehensive income (loss)	387	(630)	(243)
Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)

Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)
Other comprehensive loss before reclassifications	(316)	(133)	(449)
Amounts reclassified from accumulated other comprehensive loss	(17)	—	(17)
Net current-period other comprehensive loss	(333)	(133)	(466)
Balance as of December 31, 2015	$(350)	$(1,784)	$(2,134)

All amounts are net of tax.

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Years Ended December 31,
(Dollars in thousands)	2015	2014

Detail about Acumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss
Net unrealized holding gains - investment securities available-for-sale	$(29)	$(14)
Income tax expense	12	5
Total, net of tax	(17)	(9)

Amortization of defined benefit pension	—	2
Income tax expense	—	(1)
Total, net of tax	—	1

Total reclassifications for the period	$(17)	$(8)

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

Most consumer loans are evaluated for impairment on a collective basis, because these loans are for smaller balances and are homogeneous. Any loans, including commercial loans, not specifically identified as impaired or TDRs, are collectively evaluated and segmented by loan type, applying two factors: the quantitative loss history by loan type for the previous five year periods at December 31, 2015, previously four year periods at December 31, 2014, compared to average loans outstanding for the same period (the "quantitative factor"), and a qualitative factor that is comprised of quantitatively-driven calculations based on historical data, and subjective factors (the "qualitative factors"). The change in methodology resulted in a $425 thousand increase in the ALLL at December 31, 2015. The quantitative portion of the ALLL is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

As of December 31, 2015 and December 31, 2014, the ALLL was $3.4 million, which represented approximately 2.08% and 1.96% of loans outstanding, net of unearned income and deferred costs ("net loans outstanding"), on those respective dates. Loans decreased $10.2 million from December 31, 2014 to December 31, 2015, impaired loans decreased $3.8 million over the same period; however, the reserve allocated for impaired loans individually evaluated increased by $355 thousand over the same period. The large increase in reserve for impaired loans was primarily attributable to one borrower with two commercial real estate secured loans. As of December 31, 2015, the total loans collectively evaluated totaled $138.4 million compared to $144.8 million at December 31, 2014. The corresponding allowance for loans collectively reviewed for impairment totaled $2.8 million and $3.2 million at December 31, 2015 and December 31, 2014, respectively. Net charge-offs totaled $5 thousand and $103 thousand for the years ended December 31, 2015 and December 31, 2014, respectively.

Of the non-accruing loans totaling $5.0 million at December 31, 2015, 0.30% are secured by faith-based non-profit real estate, 99.70% are secured by real estate excluding faith-based non-profit. Management believes loans secured by real estate lessen the risk of loss. TDRs in compliance with the modified terms totaled $21.6 million or 88.57% at December 31, 2015. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised term is assessed as probable. The Company evaluates impaired and TDR performance under the banking guidelines and returns loans to accruing after a sustained period of repayment performance.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014

Commercial	$7,540	$7,253
Commercial real estate:
Construction	9,618	2,557
Owner occupied	18,941	18,013
Other	15,481	19,493
Faith-based non-profit:
Construction	4,800	6,156
Owner occupied	78,228	84,499
Other	2,427	4,707
Residential real estate:
First mortgage	16,467	18,995
Multifamily	2,701	3,001
Home equity	3,249	4,124
Construction	122	506
Consumer	1,035	1,232
Other loans	4,240	4,552
Loans, net of deferred fees	164,849	175,088
ALLL	(3,435)	(3,440)
Loans, net of ALLL	$161,414	$171,648

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. At December 31, 2015, the percentage of loans in this segment, which included construction, owner occupied real estate secured, and other loans, comprised 51.84% of the total loan portfolio. The reserve allocated for these loans is 35.78% of the total ALLL. Historically the Bank has experienced low levels of loan losses in this segment; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

Management has identified its loan-related disclosure classifications in its financial reports to present portfolio segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The following tables present the reported investment in loans, net of deferred fees and costs, by portfolio segment and based on impairment method and related ALLL as of December 31, 2015 and December 31, 2014, respectively:

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$303	$261	$67	$—	$—	$—	$631
Collectively evaluated for impairment	329	536	968	343	21	229	378	2,804
Total ending ALLL balance	$329	$839	$1,229	$410	$21	$229	$378	$3,435

Loans:
Loans individually evaluated for impairment	$—	$7,517	$16,325	$2,579	$—	$—	$—	$26,421
Loans collectively evaluated for impairment	7,540	36,523	69,130	19,960	1,035	4,240	—	138,428
Total ending loans balance	$7,540	$44,040	$85,455	$22,539	$1,035	$4,240	$—	$164,849

	December 31, 2014
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$11	$6	$259	$—	$—	$—	$276
Collectively evaluated for impairment	353	568	1,228	426	28	265	296	3,164
Total ending ALLL balance	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Loans:
Loans individually evaluated for impairment	$—	$9,012	$16,807	$4,450	$—	$—	$—	$30,269
Loans collectively evaluated for impairment	7,253	31,051	78,555	22,176	1,232	4,552	—	144,819
Total ending loans balance	$7,253	$40,063	$95,362	$26,626	$1,232	$4,552	$—	$175,088

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the year ended December 31, 2015
Charge-offs	(3)	—	—	(7)	(2)	(18)	—	(30)
Recoveries	—	—	—	20	1	4	—	25
Provision for loan losses	(21)	260	(5)	(288)	(6)	(22)	82	—
Total ending ALLL balances as of December 31, 2015	$329	$839	$1,229	$410	$21	$229	$378	$3,435

	For the Year Ended December 31, 2014
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2013	$184	$808	$1,883	$493	$19	$106	$—	$3,493
For the year ended December 31, 2014
Charge-offs	—	—	—	(78)	(35)	(21)	—	(134)
Recoveries	—	—	—	22	1	8	—	31
Provision for loan losses	169	(229)	(649)	248	43	172	296	50
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables show impaired loans with and without valuation allowances as of December 31, 2015 and 2014:

	December 31, 2015
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	137
Owner occupied	68	68	—	7	59
Other	2,813	2,815	—	85	3,685
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	5,413	5,426	—	230	5,197
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,926	1,898	—	24	2,211
Multifamily	—	—	—	—	—
Home equity	338	338	—	10	140
Construction	—	—	—	—	—
Consumer	—	—	—	—	1
Impaired loans with no allowance recorded	$10,558	$10,545	$—	$356	$11,430

With an allowance recorded:
Commercial	$—	$—	$—	$—	$1
Commercial real estate:
Construction	—	—	—	—	172
Owner occupied	4,637	4,677	303	190	4,712
Other	—	—	—	—	18
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	10,912	10,983	261	567	11,583
Other	—	—	—	—	—
Residential real estate:
First mortgage	343	343	67	2	775
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	39
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$15,892	$16,003	$631	$759	$17,300
Total impaired loans	$26,450	$26,548	$631	$1,115	$28,730

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2014
				Interest
	Unpaid			Earned	Average
	Principal	Recorded	ALLL	For the	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Year	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	6	186
Owner occupied	42	42	—	16	2,818
Other	3,855	3,872	—	100	3,017
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	9,744	9,764	—	558	9,937
Other	—	—	—	—	40
Residential real estate:
First mortgage	2,894	2,881	—	172	2,717
Multifamily	—	—	—	—	—
Home equity	20	20	—	2	70
Construction	—	—	—	—	—
Consumer	—	—	—	—	8
Impaired loans with no allowance recorded	$16,632	$16,657	$—	$854	$18,793

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	278	279	1	23	176
Owner occupied	4,760	4,800	10	200	1,164
Other	—	—	—	—	1,714
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	7,063	7,361	6	327	6,801
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,426	1,427	242	76	644
Multifamily	—	—	—	—	—
Home equity	145	145	17	6	112
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$13,672	$14,012	$276	$632	$10,611
Total impaired loans	$30,304	$30,669	$276	$1,486	$29,404

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

The Bank completed three TDR modifications within the year ended December 31, 2015. All of the TDRs were secured by first mortgage residential real estate. Of the three loans restructured during the year ended December 31, 2015, one loan totaling $66 thousand was not in compliance with the restructured terms. There were no new TDR modifications during 2014. Based upon financial analysis and the fair value of collateral, the Bank allocated $0.6 million and $0.9 million of specific reserves for TDRs at December 31, 2015 and 2014, respectively.

The following table presents details of TDR loans that were restructured during the year ended December 31, 2015:

	TDR Modifications
	For the Year Ended December 31, 2015
		Pre-modification Outstanding	Post-modification Outstanding
(Dollars in thousands)	Number of loans	Recorded Investment	Recorded Investment

Below market interest rates:
Residential real estate:
First mortgage	2	$129	$125

Extended payment terms:
Residential real estate:
First mortgage	1	129	127
Total	3	$258	$252

The following table presents loans modified as TDRs with a payment default occurring within 12 months of the restructure date, during the years ended December 31, 2015 and 2014:

During the Years Ended
	December 31, 2015		December 31, 2014
	Default		Default
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment

Below market interest rate and extended payment terms	—	$—	—	$—
Below market interest rate	1	66	—	—
Extended payment terms	—	—	—	—
Total	1	$66	—	$—

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following tables present the recorded investment in non-accrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

90 Days
or More
Past Due
December 31, 2105			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	2,513	2	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	15	1	356	3
Other	—	—	—	—
Residential real estate:
First mortgage	2,154	36	—	—
Multifamily	—	—	—	—
Home equity	338	5	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Other loans	—	—	—	—
Total	$5,020	44	$356	3

			90 Days
			or More
			Past Due
December 31, 2014			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	42	1	—	—
Other	2,860	3	771	1
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	133	2	541	2
Other	—	—	15	1
Residential real estate:
First mortgage	2,720	33	1,696	8
Multifamily	—	—	—	—
Home equity	165	7	—	—
Construction	—	—	—	—
Consumer	—	—	—	1
Other loans	—	—	—	—
Total	$5,920	46	$3,023	13

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

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

Unrecognized income on non-accrual loans as of December 31, 2015 and December 31, 2014 was $0.1 million and $0.3 million, respectively, representing a decrease of $0.2 million in the most recent year.

The following tables present loans not past due, and the aging of past due loans as of December 31, 2015 and 2014 by class of loans:

			90 Days
December 31, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$7,540	$7,540
Commercial real estate:
Construction	40	—	—	40	9,578	9,618
Owner occupied	397	—	—	397	18,544	18,941
Other	—	71	—	71	15,410	15,481
Faith-based non-profit:
Construction	—	—	—	—	4,800	4,800
Owner occupied	237	—	355	592	77,636	78,228
Other	—	—	—	—	2,427	2,427
Residential real estate:
First mortgage	688	161	1,377	2,226	14,241	16,467
Multifamily	17	—	—	17	2,684	2,701
Home equity	129	—	206	335	2,914	3,249
Construction	122	—	—	122	—	122
Consumer	—	—	—	—	1,035	1,035
Other loans	3	—	—	3	4,237	4,240
Total	$1,633	$232	$1,938	$3,803	$161,046	$164,849

			90 Days
December 31, 2014	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$3	$—	$—	$3	$7,250	$7,253
Commercial real estate:
Construction	—	—	—	—	2,557	2,557
Owner occupied	69	321	42	432	17,581	18,013
Other	25	1,188	3,602	4,815	14,678	19,493
Faith-based non-profit:
Construction	—	—	—	—	6,156	6,156
Owner occupied	1,923	435	674	3,032	81,467	84,499
Other	—	—	15	15	4,692	4,707
Residential real estate:
First mortgage	745	103	3,322	4,170	14,825	18,995
Multifamily	—	—	—	—	3,001	3,001
Home equity	47	—	23	70	4,054	4,124
Construction	—	—	—	—	506	506
Consumer	11	—	—	11	1,221	1,232
Other loans	—	8	—	8	4,544	4,552
Total	$2,823	$2,055	$7,678	$12,556	$162,532	$175,088

Non-accrual loans decreased $0.9 million as of December 31, 2015 compared to December 31, 2014, while total loans past due decreased by $8.8 million over the same period. Not reflected in the table above are non-accrual loans past due less than 30 days. As shown in the following tables at December 31, 2015 and 2014, respectively, the Company had $3.1 million and $0.7 million in non-accrual loans that were less than 30 days past due.

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2015.

(Dollars in thousands)	Amount	Number

Loans past due over 90 days still on accrual	$356	3
Non-accrual loans past due
Less than 30 days	$3,082	11
30-59 days	195	3
60-89 days	161	3
90+ days	1,582	27
Non-accrual loans	$5,020	44

The following table displays all non-accrual loans and loans 90 or more days past due and still on accrual for the period ended December 31, 2014.

(Dollars in thousands)	Amount	Number

Loans past due over 90 days still on accrual	$3,023	13
Non-accrual loans past due
Less than 30 days	$721	11
30-59 days	485	6
60-89 days	59	1
90+ days	4,655	28
Non-accrual loans	$5,920	46

The Company experienced $5 thousand in net loan charge-offs for the year ended December 31, 2015 compared to $0.1 million in net charge-offs for the year ended December 31, 2014. Net charge-offs totaled 0.00% and 0.06% of average loans outstanding for the years ended December 31, 2015 and 2014, respectively.

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

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,869	$—	$5,671	$—	$7,540
Commercial real estate:
Construction	9,618	—	—	—	9,618
Owner occupied	18,601	272	68	—	18,941
Other	11,720	394	3,367	—	15,481
Faith-based non-profit:
Construction	4,800	—	—	—	4,800
Owner occupied	61,836	7,243	9,149	—	78,228
Other	2,427	—	—	—	2,427
Residential real estate:
First mortgage	13,733	256	2,478	—	16,467
Multifamily	2,613	30	58	—	2,701
Home equity	3,070	—	179	—	3,249
Construction	122	—	—	—	122
Consumer	1,020	10	5	—	1,035
Other loans	4,240	—	—	—	4,240
Total	$135,669	$8,205	$20,975	$—	$164,849

As of December 31, 2014, the risk category of loans by class of loans was as follows:

December 31, 2014
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,279	$3,159	$2,815	$—	$7,253
Commercial real estate:
Construction	2,202	—	355	—	2,557
Owner occupied	17,596	306	111	—	18,013
Other	14,263	457	4,773	—	19,493
Faith-based non-profit:
Construction	6,156	—	—	—	6,156
Owner occupied	68,963	6,160	9,376	—	84,499
Other	4,707	—	—	—	4,707
Residential real estate:
First mortgage	14,328	88	4,579	—	18,995
Multifamily	2,910	31	60	—	3,001
Home equity	3,910	—	214	—	4,124
Construction	506	—	—	—	506
Consumer	1,213	14	5	—	1,232
Other loans	4,552	—	—	—	4,552
Total	$142,585	$10,215	$22,288	$—	$175,088

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

7. BANK PREMISES AND EQUIPMENT

The following is a summary of bank premises and equipment, net as of December 31, 2015 and 2014:

(Dollars in thousands)	December 31, 2015	December 31, 2014

Land	$747	$747
Buildings and leasehold improvements	7,411	7,263
Furniture and equipment	2,652	2,565
Capital lease	597	315
Construction in progress	22	—
	11,429	10,890
Less: accumulated depreciation and amortization	7,017	6,597
	$4,412	$4,293

Total depreciation expense was $0.4 million for the years ended December 31, 2015 and 2014.

8. DEPOSITS

Deposits are the Bank’s primary source of funds for making loans and purchasing investments. The Bank offers a variety of deposit account products to commercial and consumer customers. The total deposits that were re-classified to loans due to overdrafts were $19 thousand and $46 thousand at December 31, 2015 and 2014, respectively.

The following shows the maturity schedule of all time deposits:

(Dollars in thousands)	Amount
2016	$119,454
2017	5,235
2018	8,183
2019	193
2020	320
Total	$133,385

Principal maturities of time deposits of $250,000 or more as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Three months or less	$3,259	0.38%	$5,132	0.35%
Over three months to six months	513	0.10	1,238	0.31
Over six months to twelve months	5,229	0.38	6,382	0.55
Over one year to five years	8,718	0.96	1,509	0.69
Total	$17,719	0.66%	$14,261	0.47%

For the years ended December 31, 2015 and 2014, the Bank had $83 thousand and $65 thousand, respectively, in interest expense for time deposits greater than $250,000.

In the normal course of business, certain directors and executives of the Company and the Bank, including their immediate families and companies in which they have an interest, are deposit customers. These relationships had aggregate deposits of $1.1 million and $1.2 million as of December 31, 2015 and 2014, respectively.

The Bank had three deposit relationships for the year ended December 31, 2015 and 2014 with balances in excess of five percent of total deposits totaling $55.0 million.

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

9. LEASES

The Bank leases premises and equipment under various operating lease agreements that provide for the payment of property taxes, insurance and maintenance costs. The following are future minimum capital lease payments as required under the agreements as of December 31, 2015:

(Dollars in thousands)	Amount
2016	$110
2017	57
2018	56
2019	53
2020	28
Thereafter	—
Total	$304

The capital leases had an average interest rate of 1.83% and an interest expense of $5 thousand for the year ended December 31, 2015.

The following are future minimum operating lease payments as required under the agreements:

(Dollars in thousands)	Amount
2016	$47
2017	7
Total	$54

Rent expense for all operating leases amounted to approximately $0.1 million in 2015 and 2014.

The Bank leases out office space in some of its vacant office space in its headquarters and branches. The following are the minimum rentals to be received under related lease agreements:

(Dollars in thousands)	Amount
2016	$222
2017	152
2018	60
2019	62
2020	48
Total	$544

Rental income for the years ended December 31, 2015 and 2014 was $0.2 million.

10. BORROWINGS

Borrowings as of December 31, 2015 consisted of an FHLB borrowing of $0.6 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.3 million with an average interest rate of 1.83%. Please see Note 9 for details on leases. Interest expense on advances from FHLB for the years ended December 31, 2015 and December 31, 2014 was $3 thousand. The maximum FHLB advances outstanding for the year ended December 31, 2015 were $0.6 million. As of December 31, 2015, the Bank had $0.6 million of outstanding advances with the FHLB, and had the borrowing availability of an additional $6.1 million from the FHLB. Pursuant to collateral agreements with the FHLB, advances are secured by FHLB stock, and qualifying loans totaling $6.7 million and $7.3 million as of December 31, 2015 and 2014, respectively.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested quarterly during the year ended December 31, 2015.

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following is the outstanding principal maturities and interest rate of the Company’s FHLB advances as of December 31, 2014:

December 31, 2015
Maturity Date	Amount	Rate
(Dollars in thousands)
2016	$24	0.50%
2017	25	0.50%
2018	26	0.50%
2019	27	0.50%
Thereafter	532	0.50%
	$634	0.50%

11. INCOME TAXES

The components of the income tax expense (benefit) for the years ended December 31, 2015 and 2014 were as follows:

(Dollars in thousands)	2015	2014

Income tax expense (benefit)
Current	$(14)	$380
Deferred	90	172
Total	$76	$552

A reconciliation of reported income tax expense for the years ended December 31, 2015 and 2014 to the amount of tax expense computed by multiplying income before income taxes by the statutory federal income tax rate follows:

(Dollars in thousands)	2015	2014

Statutory federal income tax rate	34%	34%

Tax provision at statutory rate	$144	$543
Increase (decrease) in income taxes resulting from:
State income taxes net of federal benefit	70	124
Tax exempt interest income	(34)	(8)
Disallowed interest expense	1	—
Increase in deferred tax valuation allowance	(26)	(22)
Cash surrender value of life insurance	(80)	(69)
Other	1	(16)
Total	$76	$552

The tax effect of the cumulative temporary differences and carry forwards that gave rise to the deferred tax assets and liabilities as of December 31, 2015 and December 31, 2014 within the Consolidated Balance Sheets were as follows:

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

(Dollars in thousands)	December 31,
	2015	2014
Deferred tax assets:
Accrued pension expense	$225	$282
Adjustments, defined benefit plans	1,032	982
Deferred loan fees	55	171
Excess book over tax provision for loan loss expense	1,262	1,296
Federal net operating loss carryforward	127	127
State net economic loss carryforward	143	170
Impairment on investments	72	72
OREO write-downs	372	307
Deferred gain on other real estate owned	4	4
Premises and equipment	93	123
Alternative minimum tax	511	485
Unrealized losses on securities available for sale, net	203	11
Other, net	96	77
Total deferred tax assets	4,195	4,107
Valuation allowance for deferred tax assets	(174)	(200)
Net of valuation allowance deferred tax asset	4,021	3,907
Deferred tax liabilities:
Other	(109)	(147)
Total deferred tax liabilities	(109)	(147)
Net deferred tax assets	3,912	3,760
Tax Receivable, net	352	354
Deferred tax assets and taxes receivable, net	$4,264	$4,114

The Company has federal net operating loss carry-forwards of approximately $0.4 million at December 31, 2015, which can be used to offset future taxable income, subject to certain Section 382 limitations. The federal loss carry-forwards start to expire in 2027. The Company’s state net operating losses contain amounts, which the Company determined do not meet the “more likely than not” threshold for recognition. Accordingly, a valuation allowance has been established for the state loss carry-forward amounts. The last tax year audited by the Internal Revenue Service was 2006; tax years 2012 – 2014 are open for audit under the statute of limitations.

12. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory defined benefit cash balance pension plan (the “Cash Balance Plan”), covering all employees who qualify under length of service and other requirements. Under the Cash Balance Plan, retirement benefits are based on years of service and average earnings. The Bank’s funding policy is to contribute amounts to the Cash Balance Plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), plus such additional amounts as the Bank may determine to be appropriate. The contributions to the Cash Balance Plan paid during the years ended December 31, 2015 and 2014 totaled $0.4 million, respectively. The Cash Balance Plan was not fully funded as of December 31, 2015 and December 31, 2014. The measurement date for the Cash Balance Plan is December 31 and prior service costs and benefits are amortized on a straight-line basis over the average remaining service period of active participants.

It is expected that the Company will contribute $0.4 million to the Cash Balance Plan during 2016.

The following table shows the type of assets held in the Cash Balance Plan:

	As of December 31,
Asset Category	2015	2014

Equity securities	63.6%	63.8%
Debt securities	33.4%	35.0%
All other assets	3.0%	1.2%
Total	100.0%	100.0%

The Bank sponsors a nonqualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is unfunded, provides certain individuals with pension benefits, outside the Bank’s noncontributory defined-benefit Cash Balance Plan, based on average earnings, years of service and age at retirement. Participation in the SERP is at the discretion of the Bank’s Board of Directors. The Company and Bank purchased bank owned life insurance (“BOLI”) in 2002 in the aggregate amount of approximately $12.9 million face value covering all the participants in the SERP. Increases in the cash surrender value of BOLI policies totaled $0.5 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively, which was primarily attributable to additional investments in BOLI of $0.3 million and $1.5 million, respectively, for certain executive officers. The cash

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

surrender value of the BOLI owned by the Bank was $8.2 million and $7.7 million as of December 31, 2015 and 2014, respectively. The Bank has the ability and the intent to keep this life insurance in force indefinitely. The insurance proceeds may be used, at the sole discretion of the Bank, to fund the benefits payable under the SERP. During 2014, the Company collected $201 thousand on a BOLI death benefit claim.

Since there are not assets in the plan, contributions are equal to the benefits paid. It is expected that $0.2 million will be paid in benefits during 2016.

The SERP and the Cash Balance Plan components of the net periodic benefit cost reflected in salaries and employee benefits expense for the years ended December 31, 2015 and December 31, 2014 were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2015	2014	2015	2014	2015	2014

Service costs	$172	$156	$—	$—	$172	$156
Interest cost	210	236	71	80	281	316
Expected return on Plan assets	(365)	(349)	—	—	(365)	(349)
Amortization of prior service cost and recognized net actuarial gain	331	87	20	5	351	92
Net periodic pension cost	$348	$130	$91	$85	$439	$215

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The following table shows the change in the projected benefit obligations and plan assets for the years ended December 31, 2015 and 2014:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2015	2014	2015	2014	2015	2014

Change in projected benefit obligations:
Benefit obligation at beginning of year	$6,432	$5,637	$2,111	$1,955	$8,543	$7,592
Service cost	172	156	—	—	172	156
Interest cost	210	236	71	80	281	316
Actuarial gain	29	746	101	230	130	976
Benefits and expenses paid	(701)	(343)	(154)	(154)	(855)	(497)
Benefit obligation at end of year	6,142	6,432	2,129	2,111	8,271	8,543

Change in plan assets:
Fair value of plan assets at beginning of year	5,484	5,233	—	—	5,484	5,233
Actual return on plan assets	(39)	244	—	—	(39)	244
Employer contributions	350	350	154	154	504	504
Benefits and expenses paid	(701)	(343)	(154)	(154)	(855)	(497)
Fair value of plan assets at year end	5,094	5,484	—	—	5,094	5,484

Underfunded status	$(1,048)	$(948)	$(2,129)	$(2,111)	$(3,177)	$(3,059)

The Bank had a liability for the Cash Balance Plan of $1.0 million and $0.9 million for the periods ended December 31, 2015 and 2014, respectively. The liability is included in Other Liabilities within the Consolidated Balance Sheets. The accrued liability and accumulated benefits obligations for the SERP was $2.1 million for each of the periods ended December 31, 2015 and 2014. The balance is included in Other Liabilities within the Consolidated Balance Sheets.

The amounts in accumulated other comprehensive loss that have not been recognized as components of net periodic pension cost were:

	Cash Balance Plan		SERP		Total
(Dollars in thousands)	2015	2014	2015	2014	2015	2014

Unrecognized net actuarial loss	$2,229	$2,126	$587	$506	$2,816	$2,632
Unrecognized prior service cost	—	—	—	—	—	—
Total amount included in accumulated other comprehensive loss	$2,229	$2,126	$587	$506	$2,816	$2,632

Weighted average assumptions as of December 31:
Discount rate	3.75%	3.50%	3.75%	3.50%
Expected return on plan assets	7.00%	7.00%	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic costs in 2016:

Amounts in accumulated other comprehensive loss expected to be recognized in net periodic pension cost in 2016:
(Dollars in Thousands)	Cash Balance Plan	SERP	Total

Net actuarial loss	$175	$25	$200
Prior service cost	—	—	—
Total expected to be recognized	$175	$25	$200

Assets expected to be returned to the Company in 2016	$—	$—	$—

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The estimated expected benefits payments for the Cash Balance Plan and SERP are:

(Dollars in thousands)
For the Years Ending December 31:	Cash Balance Plan	SERP	TOTAL

2016	$654	$154	$808
2017	436	152	588
2018	452	150	602
2019	466	148	614
2020	402	146	548
2021-2025	2,053	688	2,741
Total	$4,463	$1,438	$5,901

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

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels were:

December 31, 2015	Level 1	Level 2	Level 3
(Dollars in thousands)	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Cash	$150	$—	$—
Equity Security:
Large-Cap	106	1,333	—
Mid-Cap	373	463	—
Small-Cap	100	457	—
Global and International	7	404	—
Emerging Market	—	—	—
Fixed Income – Bonds	573	480	—
Other	—	648	—
Total	$1,309	$3,785	$—

December 31, 2014	Level 1	Level 2	Level 3
	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
Asset Category	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Cash	$66	$—	$—
Equity Security:
Large-Cap	19	1,610	—
Mid-Cap	469	500	—
Small-Cap	509	—	—
Global and International	21	371	—
Emerging Market	—	—	—
Fixed Income – Bonds	636	578	—
Other	—	705	—
Total	$1,720	$3,764	$—

401(k) Plan —The Bank sponsors a 401(k) plan. Participation in the 401(k) plan is voluntary. Employees become eligible after completing 90 days service and attaining age 21. Employees may elect to contribute up to 12% of their compensation to the 401(k) plan. The Bank matches 100% of each employee’s contribution, up to a maximum of 6% of compensation. The Bank’s contribution to the 401(k) plan was $0.2 million in each of the years ended December 31, 2015 and 2014.

Deferred Compensation Plan —The Bank sponsors a nonqualified deferred compensation plan. The plan, which is unfunded, permits certain management employees to defer compensation in order to provide retirement and death benefits. The plan allows participants to receive the balance of the 6% Bank matching contribution on the 401(k) plan that would otherwise be forfeited to comply with the Internal Revenue Code. At both December 31, 2015 and 2014, the amount of the non-qualified deferred compensation plan liability was $0.1 million and $0.2 million, respectively.

Post-retirement Benefits —The Bank provides certain post-retirement benefits to select former executive officers. As of December 31, 2015 and 2014, the amount of the liability for these benefits was approximately $0.2 million.

Split Dollar Benefits —In 2002, upon investing in BOLI policies, the Company granted certain executives a split dollar life benefit by which the beneficiaries of the executive would receive a portion of the non-cash surrender value death benefit of the BOLI upon the executive’s demise. Thereafter, amounts are accrued by a charge to employee benefits. As of December 31, 2015 and 2014, $0.2 million was recorded in other liabilities for the split dollar benefit.

13. RELATED PARTY TRANSACTIONS

In the ordinary course of business, certain of the Company’s and Bank’s directors and executive officers, including immediate family members and

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

companies in which they have an interest, are loan customers. Those transactions do not involve more than the normal risk of collection nor do they present any unfavorable features. Total loans to such groups totaled $1.9 million as of December 31, 2015 and 2014. Unused lines available to be drawn were $0.3 million as of as of December 31, 2015 and December 31, 2014.

(Dollars in thousands)	December 31, 2015	December 31, 2014

Beginning Balance	$1,944	$1,994
Draws/Advances	132	229
Repayments	(212)	(279)
Ending Balance	$1,864	$1,944

14. REGULATORY MATTERS AND RESTRICTIONS

On August 7, 2015, the Bank entered into a new memorandum of understanding with the Federal Deposit Insurance Corporation and the Office of the North Carolina Commissioner of Banks. The informal agreement requires the Bank take certain actions to enhance its management of adversely classified assets, remain well-capitalized and improve earnings. It also restricts dividends that cannot be paid to the holding company without prior approval and requires reporting of progress of implementing additional management improvement plans. On August 19, 2010, the Company entered into a memorandum of understanding with the Federal Reserve Bank of Richmond. The informal agreement requires the Company to receive prior approval for payment of any dividends, to repurchase stock, or to receive any dividends from the Bank.

On August 20, 2010, the Company issued 11,735 shares of $1,000 liquidation value, Series B Fixed Rate Cumulative Perpetual Preferred Stock, (“Series B Preferred Stock”), under the Community Development Capital Initiative (“CDCI”), part of the United States Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”). Participation in the CDCI places restrictions on the Company’s ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its capital stock, including restrictions against the Company (i) increasing dividends payable on its common stock from the last quarterly cash dividend per share declared on the common stock prior to November 17, 2008; (ii) increasing its aggregate per share dividends and distributions above the aggregate dividends and distributions paid for the immediately prior fiscal year; and (iii) declaring or paying dividends or distributions on, or repurchasing, redeeming or otherwise acquiring for consideration, shares of its capital stock in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series B Preferred Stock. During 2015, the Company did not declare any dividends to its common stockholders. As a consequence of these restrictions, the Company may not pay further dividends to its common stockholders. These restrictions will continue until all of the Series B Preferred Stock has been redeemed in full.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements may initiate certain mandatory and the possibility of additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are subject to qualitative judgments by the regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and December 31, 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, total risk-based, Tier 1 risk-based and Tier 1 leveraged ratios as set forth in the table below. In addition, the Bank’s MOU requires the Bank to maintain a Tier 1 Capital Ratio of not less than 8.0%, which is higher than general well-capitalized standards.

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,252	20.39%	$15,790	8.00%	n/a	n/a
Bank	39,629	20.10	15,769	8.00	$19,712	10.00%
Tier 1 (to risk weighted assets)
Company	$37,768	19.13%	$11,843	6.00%	n/a	n/a
Bank	37,149	18.85	11,827	6.00	$15,769	8.00%
Common equity Tier 1 (to risk weighted assets)
Company	$26,391	13.37%	$8,882	4.50%	n/a	n/a
Bank	37,149	18.85	8,870	4.50	$12,812	6.50%
Tier 1 (to average total assets)
Company	$37,768	12.55%	$12,037	4.00%	n/a	n/a
Bank	37,149	12.35	12,028	4.00	$15,035	5.00%

	December 31, 2014

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$38,101	19.03%	$16,014	8.00%	n/a	n/a
Bank	36,991	18.50	15,997	8.00	$19,996	10.00%
Tier 1 (to risk weighted assets)
Company	$35,587	17.78%	$8,007	4.00%	n/a	n/a
Bank	34,479	17.24	7,999	4.00	$11,998	6.00%
Tier 1 (to average total assets)
Company	$35,587	11.90%	$11,959	4.00%	n/a	n/a
Bank	34,479	11.54	11,953	4.00	$14,941	5.00%

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

15. HOLDING COMPANY CONDENSED FINANCIAL INFORMATION

The condensed financial data for the Company (holding company only) was:

Condensed Balance Sheets:	December 31,
(Dollars in thousands)	2015	2014

Assets:
Cash and cash equivelents	$224	$605
Investment in subsidiary Bank	35,603	35,528
Other assets	435	486
Total Assets	$36,262	$36,619

Liabilities and Stockholders' Equity:
Total liabilities	$38	$41
Stockholders' equity	36,224	36,578
Total Liabilities and Stockholders' Equity	$36,262	$36,619

	For the Years Ended December 31,
Condensed Statements of Operations:	2015	2014
(Dollars in thousands)

Undistributed net earnings of subsidiary bank	$541	$1,290
Expenses, net	(194)	(243)
Net Income	$347	$1,047

Condensed Cash Flows:
(Dollars in thousands)	For the Years Ended December 31,
	2015	2014
Cash Flows from operating activities:
Net income	$347	$1,047
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net earnings of subsidiary	(541)	(1,290)
(Increase) decrease in other assets	51	(43)
Decrease in other liabilities	(3)	(1)
Net cash used in operating activities	(146)	(287)
Investing Activities:
Dividends from subsidiary	—	325
Net cash provided by investing activities	—	325
Financing activities:
Dividends paid	(235)	(363)
Net cash used in financing activities	(235)	(363)
Net decrease in cash and cash equivalents	(381)	(325)
Cash and cash equivalents at beginning of year	605	930
Cash and cash equivalents at end of year	$224	$605

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

Financial instruments whose contract amounts represent credit risk as of December 31, 2015 and December 31, 2014, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

The Bank records a reserve for credit commitments that is adjusted through Other liabilities and Other expense in the Consolidated Balance Sheets and Consolidated Statements of Income, respectively based on (i) the expected probability of funding and (ii) the loss history by loan type as determined in calculating the ALLL. The reserves included in Other liabilities as of December 31, 2015 and December 31, 2014 were $10 thousand and $34 thousand, respectively.

Commitments outstanding at December 31, 2015 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$19	$12,375	$12,394
One to three years	250	5,487	5,737
Three to five years	—	114	114
More than five years	93	4,455	4,548
Total	$362	$22,431	$22,793

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

Assets and Liabilities Measured on a Recurring Basis:

Available For Sale ("AFS") Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Level 1 securities include those traded on nationally recognized securities exchanges, U.S. Treasury securities, and money market funds. Level 2 securities include U.S. Agencies, MBS issued by government sponsored entities, state and municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. The Company did not hold any Level 1 or Level 3 AFS Investment Securities as of December 31, 2015 and December 31, 2014.

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

Assets measured at fair value on a recurring basis as of December 31, 2015 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$30,433	$—	$30,433	$—
MBS
Residential	40,934	—	40,934	—
Municipals	8,574	—	8,574	—
Mortgage servicing rights	14	—	—	14
Total	$79,955	$—	$79,941	$14

Assets measured at fair value on a recurring basis as of December 31, 2014 were as follows:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$12,339	$—	$12,339	$—
MBS
Residential	56,355	—	56,355	—
Municipals	1,009	—	1,009	—
Mortgage servicing rights	22	—	—	22
Total	$69,725	$—	$69,703	$22

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

The table below displays the change in all recurring Level 3 Assets from December 31, 2014 to December 31, 2015.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2014)	$22
Amortization	8
Ending Balance (December 31, 2015)	$14

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and December 31, 2014 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,764	$—	$—	$2,764
Impaired loans:
Commercial real estate	7,257	—	—	7,257
Faith-based non-profit	16,148	—	—	16,148
Residential real estate	2,512	—	—	2,512
Consumer	—	—	—	—
Total	$28,681	$—	$—	$28,681

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$3,069	$—	$—	$3,069
Impaired loans:
Commercial real estate	9,060	—	—	9,060
Faith-based non-profit	17,119	—	—	17,119
Residential real estate	4,214	—	—	4,214
Consumer	—	—	—	—
Total	$33,462	$—	$—	$33,462

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2015	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,764	discounted appraisals	collateral discounts	6-20%
Impaired loans	25,917	discounted appraisals	collateral discounts	6-20%
Total	$28,681

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2014	Technique	Inputs	Input Value
Nonrecurring:

OREO	$3,069	discounted appraisals	collateral discounts	6-20%
Impaired loans	30,393	discounted appraisals	collateral discounts	6-20%
Total	$33,462

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2015 or 2014.

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

As of December 31, 2015 and December 31, 2014, the carrying amounts and associated estimated fair value of financial assets and liabilities of the company are as follows:

Index

M&F BANCORP, INC., AND SUBSIDIARY
Notes to Consolidated Financial Statements

	December 31, 2015
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash, cash equivalents and interest-bearing time deposits	$34,938	$34,938	$34,938	$—	$—
Investment securities available for sale	79,941	79,941	—	79,941	—
Loans, net of allowances for loan losses	161,414	165,105	—	—	165,105
Accrued interest receivable	785	785	785	—	—

Liabilities:
Non-maturity deposits	$121,315	$121,315	$121,315	$—	$—
Maturity deposits	133,385	132,687	—	132,687	—
Other borrowings	938	889	—	—	889
Accrued interest payable	95	95	95	—	—

	December 31, 2014
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash, cash equivalents and interest-bearing time deposits	$35,574	$35,574	$35,574	$—	$—
Investment securities available for sale	69,703	69,703	—	69,703	—
Loans, net of allowances for loan losses	171,648	175,165			175,165
Accrued interest receivable	816	816	816	—

Liabilities:
Non-maturity deposits	$119,383	$119,383	$119,383	$—	$—
Maturity deposits	136,477	135,965	—	135,965	—
Other borrowings	784	734	—	—	734
Accrued interest payable	76	76	76	—	—

18. PREFERRED STOCK

U.S. TREASURY DEPARTMENT’S CAPITAL PURCHASE PROGRAM and CDCI

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

SERIES C JUNIOR PATICIPATING PREFERRED STOCK

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

Management's Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with GAAP. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2015. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013), to make its assessment. Based on the evaluation, management determined that there were no material weaknesses in internal control and concluded internal control over financial reporting for the Company as of December 31, 2015 is effective.

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

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting Company regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting Company pursuant to rules of the Securities and Exchange Commission ("SEC") that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2015, that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Index

PART IV

Item 15. Exhibits

Exhibits and Index of Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit No.	Exhibit Description

Exhibit 3(i)(a)	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i) to the Form 10-QSB for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

Exhibit 3(i)(b)	Articles of Amendment, adopted by the Shareholders of the Company on May 3, 2000, filed with the North Carolina Department of the Secretary of State on July 12, 2000, and incorporated by reference to Exhibit 3(v) to the Form 10-KSB for the year ended December 31, 2005, filed with the SEC on March 31, 2006.

Exhibit 3(i)(c)	Articles of Amendment, adopted by the Shareholders of the Company on June 9, 2009, filed with the North Carolina Department of the Secretary of State on June 11, 2009, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(d)	Articles of Amendment, adopted by the Board of Directors of the Company on June 10, 2009, filed with the North Carolina Department of the Secretary of State on June 25, 2009, and incorporated by reference to Exhibit 4.2 to the Form 8-K filed with the SEC on June 26, 2009.

Exhibit 3(i)(e)	Articles of Amendment, adopted by the Board of Directors of the Company on July 27, 2010, filed with the North Carolina Department of the Secretary of State on August 20, 2010, and incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 3(i)(f)	Articles of Amendment, adopted by the Board of Directors of the Company and filed with the North Carolina Department of the Secretary of State on September 23, 2014, incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on September 23, 2014.

Exhibit 3(ii)	Amended and Restated Bylaws of the Company, dated November 12, 2014, incorporated by reference to Exhibit 3(ii) to the Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 12, 2014.

Exhibit 4(i)	Specimen Stock Certificate, incorporated by reference to Exhibit 4 to the Form 10-KSB for the year ended December 31, 2000, filed with the SEC on April 2, 2001.

Exhibit 4(ii)	Form of Certificate for the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 4.2 to the From 8-K filed with the SEC on August 23, 2010.

Exhibit 4(iii)	Rights Agreement, dated as of September 23, 2014, between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on September 23, 2014.

Exhibit 10(i)	Letter Agreement and certain side letters, all dated August 20, 2010, between the Company and the United States Department of the Treasury, with respect to the issuance and sale of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B, incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 23, 2010.

Exhibit 10(ii) *	Employment Agreement, dated August 11, 2014, among the Company, the Bank and James H. Sills III, incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on August 14, 2014.

Exhibit 21	Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Form 10-KSB filed with the SEC on March 31, 2006.

Exhibit 31 (i)	Certification of James H. Sills III.

Exhibit 31 (ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99 (ii)	Certification pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format

* Management contracts and compensatory arrangements.

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M&F Bancorp, Inc.

March 16, 2016	By:	/s/ James H. Sills III
James H. Sills III
President and Chief Executive Officer

Index

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/James H. Sills III	President, Chief Executive Officer and Director	March 16, 2016
James H. Sills III	(Principal Executive Officer)

/s/Randall C. Hall	Chief Financial Officer	March 16, 2016
Randall C. Hall	(Principal Financial Officer and Principal Accounting Officer)

/s/James A. Stewart	Chairman of the Board	March 16, 2016
James A. Stewart

/s/Willie T. Closs Jr.	Director	March 16, 2016
Willie T. Closs Jr.

/s/Patricia R. Healy	Director	March 16, 2016
Patricia R. Healy

/s/Michael L. Lawrence	Director	March 16, 2016
Michael L. Lawrence

/s/Raymond C. Pierce	Director	March 16, 2016
Raymond C. Pierce

/s/James H. Speed Jr.	Director	March 16, 2016
James H. Speed Jr.

/s/Connie J. White	Director	March 16, 2016
Connie J. White

Index

INDEX TO EXHIBITS

Exhibit 31(i)	Certification of James H. Sills III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 99(i)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 99(ii)	Certification Pursuant to the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009.

Exhibit 101	Financial Statements submitted in XBRL format