Form 10-Q
period 2016-03-31
M&F BANCORP INC /NC/
filed 2016-05-11
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 11, 2016, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 – Financial

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2016	2015
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,659	$2,181
Interest-bearing cash	37,529	26,081
Federal funds sold	—	11
Total cash and cash equivalents	40,188	28,273
Interest-bearing time deposits	6,665	6,665
Investment securities available-for-sale, at fair value	78,888	79,941
Other invested assets	298	298
Loans, net of unearned income and deferred fees	160,692	164,849
Allowance for loan losses	(3,436)	(3,435)
Loans, net	157,256	161,414
Interest receivable	771	785
Bank premises and equipment, net	4,587	4,412
Cash surrender value of bank-owned life insurance	8,289	8,228
Other real estate owned ("OREO")	2,544	2,764
Deferred tax assets and taxes receivable, net	3,987	4,264
Other assets	1,215	1,206
TOTAL ASSETS	$304,688	$298,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest-bearing deposits	$209,584	$209,817
Noninterest-bearing deposits	52,948	44,883
Total deposits	262,532	254,700
Other borrowings	901	938
Other liabilities	4,677	6,388
Total liabilities	268,110	262,026

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,731	11,731
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,755	17,895
Accumulated other comprehensive loss	(1,640)	(2,134)
Total stockholders' equity	36,578	36,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$304,688	$298,250

See notes to consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
(Dollars in thousands except for share and per share data)	March 31,
(Unaudited)	2016	2015

Interest income:
Loans, including fees	$1,979	$2,205
Investment securities available-for-sale, including dividends
Taxable	365	330
Tax-exempt	54	4
Interest-bearing time deposits	28	15
Other	44	21

Total interest income	2,470	2,575
Interest expense:
Deposits	178	172
Borrowings	2	1

Total interest expense	180	173
Net interest income	2,290	2,402
Less provision for loan losses	—	—

Net interest income after provision for loan losses	2,290	2,402

Noninterest income:
Service charges	262	265
Rental income	54	43
Cash surrender value of life insurance	61	50
Net realized gains on sales of investment securities available-for-sale	6	29
Other income	45	4
Total noninterest income	428	391

Noninterest expense:
Salaries and employee benefits	1,393	1,344
Occupancy and equipment	332	353
Directors' fees	46	57
Marketing	68	38
Professional fees	137	165
Information technology	276	222
FDIC deposit insurance	137	143
OREO expenses, net	113	317
Delivery expenses	33	31
Other	273	315
Total noninterest expense	2,808	2,985

Loss before income tax benefit	(90)	(192)
Income tax benefit	(9)	(23)
Net loss	(81)	(169)

Less preferred stock dividends and accretion	(59)	(59)

Net loss available to common stockholders	$(140)	$(228)

Basic and diluted loss per share of common stock:	$(0.07)	$(0.11)
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337

See notes to consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
(Dollars in thousands)	March 31,
(Unaudited)	2016	2015

Net loss	$(81)	$(169)

Other comprehensive income:
Investment securities:
Unrealized holding gains on investment securities available-for-sale	786	199
Tax effect	(288)	(75)
Reclassification adjustments for net realized gains	(6)	(29)
Tax effect	2	11
Net of tax amount	494	106

Defined benefit pension plans:
Net actuarial losses	(78)	(62)
Tax effect	—	—
Prior service cost	78	62
Tax effect	—	—
Net of tax amount	—	—

Other comprehensive income, net of tax	494	106

Comprehensive income (loss)	$413	$(63)

See notes to consolidated financial statements

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2016 and 2015
					Accumulated
(Dollars in thousands except for share data)	Number				Other
(Unaudited)	of	Common	Preferred	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578
Net loss	—	—	—	(169)	—	(169)
Other comprehensive income, net of tax	—	—	—	—	106	106
Dividends declared on preferred stock	—	—	—	(59)	—	(59)

Balances as of March 31, 2015	2,031,337	$8,732	$11,729	$17,557	$(1,562)	$36,456

Balances as of December 31, 2015	2,031,337	$8,732	$11,731	$17,895	$(2,134)	$36,224
Net loss	—	—	—	(81)	—	(81)
Other comprehensive income, net of tax	—	—	—	—	494	494
Dividends declared on preferred stock	—	—	—	(59)	—	(59)

Balances as of March 31, 2016	2,031,337	$8,732	$11,731	$17,755	$(1,640)	$36,578

See notes to consolidated financial statements

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015
(Unaudited)

Cash flows from operating activities:
Net loss	$(81)	$(169)
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	111	100
Amortization of discounts/premiums on investment securities available-for-sale, net	72	121
Net gains on sales of investment securities available-for-sale	(6)	(29)
Increase in cash surrender value of bank-owned life insurance	(61)	(50)
Gains at foreclosure	—	(13)
Net losses on sales of OREO	46	4
Writedowns of OREO	62	215
Net changes in:
Accrued interest receivable and other assets	(4)	120
Other liabilities	(1,711)	(440)

Net cash used in operating activities	(1,572)	(141)

Cash flows from investing activities:
Activity in available for sale securities:
Sales	3,695	9,580
Maturities and calls	16,900	4,500
Principal collections	1,345	2,537
Purchases	(20,173)	(21,496)
Purchases of interest bearing time deposits	—	(1,482)
FHLB stock redemptions	—	3
Net decrease in loans	4,158	2,275
Purchases of bank premises and equipment	(286)	(137)
Proceeds from sales of OREO	112	213

Net cash provided by (used in) investing activities	5,751	(4,007)

Cash flows from financing activities:
Net increase (decrease) in deposits	7,832	(149)
Proceeds from other borrowings	32	158
Repayments of other borrowings	(69)	(48)
Cash dividends	(59)	(59)

Net cash provided by (used in) financing activities	7,736	(98)

Net increase (decrease) in cash and cash equivalents	11,915	(4,246)

Cash and cash equivalents as of the beginning of the period	28,273	33,104

Cash and cash equivalents as of the end of the period	$40,188	$28,858

See notes to consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
	For the Three Months Ended
	March 31,
(Dollars in thousands)	2016	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$186	$168
Noncash Transactions:
Loans transferred to OREO	—	122
Net unrealized gains on investment securities available-for-sale, net of deferred income tax	494	106

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

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and in accordance with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. The accompanying Consolidated Financial Statements and Notes are unaudited except for the consolidated balance sheet and footnote information as of December 31, 2015, which were derived from the Company’s audited consolidated Annual Report on Form 10-K as of and for the year ended December 31, 2015.

The Consolidated Financial Statements included herein do not include all the information and notes required by GAAP and should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect this guidance to have a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

In February 2015, the FASB issued guidance, which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities, the Company will need to reevaluate all its previous consolidation conclusions. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

In June 2015, the FASB issued amendments to clarify the ASC, correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

In August 2015, the FASB deferred the effective date of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. As a result of the deferral, the guidance in ASU 2014-09 will be effective for the Company for reporting periods beginning after December 15, 2017. The Company will apply the guidance using a modified retrospective approach. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In August 2015, the FASB issued amendments to the Interest topic of the Accounting Standards Codification (“ASC”) to clarify the Securities and Exchange Commission staff position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

In January 2016, the FASB amended the Financial Instruments topic of the ASC to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption of the amendments. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In February 2016, the FASB amended the Leases topic of the ASC to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Additionally, the guidance simplifies two areas specific to entities other than public business entities allowing them apply a practical expedient to estimate the expected term for all awards with performance or service conditions that have certain characteristics and also allowing them to make a one-time election to switch from measuring all liability-classified awards at fair value to measuring them at intrinsic value. The amendments will be effective for the Company for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of March 31, 2016 and December 31, 2015, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $78.9 million and $79.9 million as of March 31, 2016 and December 31, 2015, respectively. Securities with a fair value of $1.1 million were pledged to the Federal Reserve Bank of Richmond (“FRB”) and an additional $2.8 million and $18.5 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at March 31, 2016. Securities with a fair value of $0.8 million were pledged to the FRB and an additional $2.9 million and $19.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2015. Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“U.S. Agencies”) ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

The amortized cost, gross unrealized gains and losses and fair values of investment securities at March 31, 2016 and December 31, 2015 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
March 31, 2016
U.S. Agencies	$22,289	$51	$(2)	$22,338
MBS
Residential	47,315	246	(277)	47,284
Municipals	9,056	222	(12)	9,266
Total	$78,660	$519	$(291)	$78,888

December 31, 2015
U.S. Agencies	$30,681	$2	$(250)	$30,433
MBS
Residential	41,323	20	(409)	40,934
Municipals
North Carolina	8,489	98	(13)	8,574
Total	$80,493	$120	$(672)	$79,941

During the three months ended March 31, 2016 and 2015, there were $36 thousand and $112 thousand gross realized gains and $30 thousand and $83 thousand gross realized losses on sales or calls of securities, respectively.

The amortized cost and estimated market values of securities as of March 31, 2016 and December 31, 2015 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

(Dollars in thousands)	As of March 31, 2016
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due after one year through five years	$16,324	$16,289
Due after five years through ten years	6,014	6,000
Total U.S. Agencies	$22,338	$22,289

MBS
Residential
Due within one year	$5,312	$5,320
Due after one year through five years	16,214	16,213
Due after five years through ten years	13,572	13,554
Due after ten years	12,186	12,228
Total MBS	$47,284	$47,315

Municipals
Due within one year	$261	$260
Due after one year through five years	1,313	1,318
Due after five years through ten years	7,283	7,078
Due after ten years	409	400
Total Municipals	$9,266	$9,056

(Dollars in thousands)	As of December 31, 2015
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$3,481	$3,500
Due after one year through five years	21,998	22,181
Due after five years through ten years	4,954	5,000
Total U.S. Agencies	$30,433	$30,681

MBS
Residential
Due within one year	$5,750	$5,812
Due after one year through five years	15,526	15,672
Due after five years through ten years	11,387	11,480
Due after ten years	8,271	8,359
Total MBS	$40,934	$41,323

Municipals
Due within one year	$262	$260
Due after one year through five years	738	738
Due after five years through ten years	7,169	7,091
Due after ten years	405	400
Total Municipals	$8,574	$8,489

All securities owned as of March 31, 2016 and December 31, 2015 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be other-than-temporarily impaired as of March 31, 2016 or December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company held 39 and 71 investment positions, respectively, with unrealized losses of $291 thousand and $672 thousand, respectively. These investments were in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

As of March 31, 2016 and December 31, 2015, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position was as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
U.S. Agencies	$994	$(2)	$—	$—	$994	$(2)
MBS
Residential	10,362	(58)	9,195	(219)	19,557	(277)
Municipals	1,406	(12)	—	—	1,406	(12)
Total	$12,762	$(72)	$9,195	$(219)	$21,957	$(291)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Agencies	$27,060	$(237)	$987	$(13)	$28,047	$(250)
MBS
Residential	24,369	(193)	9,970	(216)	34,339	(409)
Municipals	1,405	(13)	—	—	1,405	(13)
Total	$52,834	$(443)	$10,957	$(229)	$63,791	$(672)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of March 31, 2016 and December 31, 2015 was $0.3 million. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of March 31, 2016 and December 31, 2015. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of March 31, 2016 or December 31, 2015.

4.	RECONCILIATIONS OF BASIC AND DILUTED LOSS PER COMMON SHARE ("EPS")

Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number shares of common stock outstanding for the period. Basic EPS excludes the dilutive effect that could occur if any options or warrants to purchase shares of common stock were exercised. Diluted EPS is computed by dividing net loss available to common stockholders by the sum of the weighted average number of shares of common stock outstanding for the period plus the number of additional shares of common stock that would have been outstanding if the potentially dilutive common shares had been issued. There are no stock options or warrants outstanding.

5.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss includes net loss and all other changes to the Company's Stockholders’ Equity, with the exception of transactions with stockholders. The Company's other comprehensive income (loss) and accumulated other comprehensive loss are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)

(Unaudited)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)
Other comprehensive income before reclassifications	124	—	124
Amounts reclassified from accumulated other comprehensive income	(18)	—	(18)
Net current-period other comprehensive income	106	—	106
Balance as of March 31, 2015	$89	$(1,651)	$(1,562)

Balance as of December 31, 2015	$(350)	$(1,784)	$(2,134)
Other comprehensive income before reclassifications	498	—	498
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Net current-period other comprehensive income	494	—	494
Balance as of March 31, 2016	$144	$(1,784)	$(1,640)

All amounts are net of tax.

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
(Unaudited)
Detail about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Loss
Net unrealized holding gains - investment securities available-for-sale	$(6)	$(29)	Net realized gains on sales of investments
Income tax expense	2	11	Income tax expense
Total, net of tax	(4)	(18)	Total, net of tax

Amortization of defined benefit pension	—	—	Salaries and employee benefits
Income tax expense	—	—	Income tax expense
Total, net of tax	—	—	Total, net of tax

Total reclassifications for the period	$(4)	$(18)

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three month periods ended March 31, 2016 and 2015 and related asset balances at March 31, 2016 and December 31, 2015 is summarized as follows:

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	For the Three Months Ended March 31, 2016
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2015	$329	$839	$1,229	$410	$21	$229	$378	$3,435
For the three months ended March 31, 2016
Charge-offs	—	—	—	—	—	(3)	—	(3)
Recoveries	—	—	—	3	—	1	—	4
Provision for loan losses	218	(152)	166	(30)	2	174	(378)	—
Total ending ALLL balances as of March 31, 2016	$547	$687	$1,395	$383	$23	$401	$—	$3,436

	For the Three Months Ended March 31, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the three months ended March 31, 2015
Charge-offs	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	10	—	—	—	10
Provision for loan losses	(82)	23	206	(106)	1	(51)	9	—
Total ending ALLL balances as of March 31, 2015	$271	$602	$1,440	$589	$29	$210	$305	$3,446

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	March 31, 2016
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$252	$546	$72	$—	$—	$—	$870
Collectively evaluated for impairment	547	435	849	311	23	401	—	2,566
Total ending ALLL balance	$547	$687	$1,395	$383	$23	$401	$—	$3,436

Loans:
Loans individually evaluated for impairment	$—	$7,442	$16,260	$2,387	$—	$—	$—	$26,089
Loans collectively evaluated for impairment	9,742	31,361	68,480	19,685	1,072	4,263	—	134,603
Total ending loans balance	$9,742	$38,803	$84,740	$22,072	$1,072	$4,263	$—	$160,692

	December 31, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$303	$261	$67	$—	$—	$—	$631
Collectively evaluated for impairment	329	536	968	343	21	229	378	2,804
Total ending ALLL balance	$329	$839	$1,229	$410	$21	$229	$378	$3,435

Loans:
Loans individually evaluated for impairment	$—	$7,517	$16,325	$2,579	$—	$—	$—	$26,421
Loans collectively evaluated for impairment	7,540	36,523	69,130	19,960	1,035	4,240	—	138,428
Total ending loans balance	$7,540	$44,040	$85,455	$22,539	$1,035	$4,240	$—	$164,849

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The Bank experienced $1 thousand and $6 thousand in net recoveries during the three months ended March 31, 2016 and 2015, respectively. Annualized net recoveries as a percent of average loan balances outstanding totaled 0.00% and 0.01% during the three month periods ended March 31, 2016 and 2015, respectively.

The decrease in unallocated reserve to none at March 31, 2016 from $378 thousand at December 31, 2015 was attributable to decreases in cash flows and/or collateral values of individually impaired loans.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of March 31, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial	$9,742	$7,540
Commercial real estate:
Construction	9,661	9,618
Owner occupied	16,188	18,941
Other	12,954	15,481
Faith-based non-profit:
Construction	4,885	4,800
Owner occupied	77,509	78,228
Other	2,346	2,427
Residential real estate:
First mortgage	16,228	16,467
Multifamily	2,656	2,701
Home equity	3,067	3,249
Construction	121	122
Consumer	1,072	1,035
Other loans	4,263	4,240
Loans, net of deferred fees	160,692	164,849
ALLL	(3,436)	(3,435)
Loans, net of ALLL	$157,256	$161,414

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of March 31, 2016, the percentage of loans in this segment, which included construction, real estate secured, and lines of credit, comprised 52.73% of the total loan portfolio and the reserve for these loans was 40.60% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The following tables present current loans and the aging of past due loans as of March 31, 2016 and December 31, 2015:

			90 Days
March 31, 2016	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$9,742	$9,742
Commercial real estate:
Construction	—	—	—	—	9,661	9,661
Owner occupied	—	—	—	—	16,188	16,188
Other	70	—	—	70	12,884	12,954
Faith-based non-profit:
Construction	—	—	—	—	4,885	4,885
Owner occupied	14	—	—	14	77,495	77,509
Other	—	—	—	—	2,346	2,346
Residential real estate:
First mortgage	602	234	1,341	2,177	14,051	16,228
Multifamily	—	—	17	17	2,639	2,656
Home equity	127	—	188	315	2,752	3,067
Construction	—	—	121	121	—	121
Consumer	1	32	—	33	1,039	1,072
Other loans	—	—	—	—	4,263	4,263
Total	$814	$266	$1,667	$2,747	$157,945	$160,692

			90 Days
December 31, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$7,540	$7,540
Commercial real estate:
Construction	40	—	—	40	9,578	9,618
Owner occupied	397	—	—	397	18,544	18,941
Other	—	71	—	71	15,410	15,481
Faith-based non-profit:
Construction	—	—	—	—	4,800	4,800
Owner occupied	237	—	355	592	77,636	78,228
Other	—	—	—	—	2,427	2,427
Residential real estate:
First mortgage	688	161	1,376	2,225	14,242	16,467
Multifamily	17	—	—	17	2,684	2,701
Home equity	129	—	206	335	2,914	3,249
Construction	122	—	—	122	—	122
Consumer	—	—	—	—	1,035	1,035
Other loans	3	—	—	3	4,237	4,240
Total	$1,633	$232	$1,937	$3,802	$161,047	$164,849

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The recorded investment and related information for impaired loans is summarized as follows for March 31, 2016, December 31, 2015 and March 31, 2015:

	March 31, 2016
				For the Three Months Ended
	Unpaid				Average
	Principal	Recorded	ALLL	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	68	68	—	1	68
Other	2,519	2,520	—	39	2,667
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	5,424	5,430	—	61	5,427
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,653	1,626	—	395	1,762
Multifamily	17	17	—	—	9
Home equity	280	280	—	1	309
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with no allowance recorded	$9,961	$9,941	$—	$497	$10,242

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—
Owner occupied	4,627	4,631	251	54	4,654
Other	229	230	1	4	115
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	10,836	10,854	546	155	10,917
Other	—	—	—	—	—
Residential real estate:
First mortgage	344	344	71	—	344
Multifamily	—	—	—	—	—
Home equity	—	—	—	—	—
Construction	121	121	1	—	61
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$16,157	$16,180	$870	$213	$16,091
Total impaired loans	$26,118	$26,121	$870	$710	$26,333

Index

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	March 31, 2015
				For the Three Months
	Unpaid				Average
	Principal	Recorded	ALLL	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate:
Construction	77	78	—	1	78
Owner occupied	42	42	—	—	42
Other	4,087	3,852	—	4	3,862
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	5,717	5,730	—	59	7,747
Other	—	—	—	—	—
Residential real estate:					—
First mortgage	2,488	2,354	—	59	2,618
Multifamily	—	—	—	—	—
Home equity	125	115	—	1	67
Construction	—	—	—	—	—
Consumer	11	2	—	—	1
Impaired loans with no allowance recorded	$12,547	$12,173	$—	$124	$14,415

With an allowance recorded:
Commercial	$3	$—	$3	$—	$1
Commercial real estate:
Construction	274	275	1	5	277
Owner occupied	4,748	4,759	27	57	4,779
Other	—	—	—	—	—
Faith based non-profit:
Construction	—	—	—	—	—
Owner occupied	10,737	10,761	227	150	9,061
Other	—	—	—	—	—
Residential real estate:
First mortgage	1,515	1,515	171	—	1,471
Multifamily	—	—	—	—	—
Home equity	43	43	13	—	94
Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Impaired loans with allowance recorded	$17,320	$17,353	$442	$212	$15,683
Total impaired loans	$29,867	$29,526	$442	$336	$30,098

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

The ALLL is management's estimate of probable losses that are inherent in the loan portfolio. The ALLL is based on regular quarterly assessments. The methodologies for measuring the appropriate level of the ALLL include the combination of a quantitative historical loss history by loan type and a qualitative analysis for loans not classified as impaired or TDRs Accounting Standards Codification 450 reserve ("ASC 450 reserve"), and a specific allowance method for impaired and TDR loans ("ASC 310 reserve"). The qualitative analysis for the ASC 450 reserve is patterned after the guidelines provided under SEC Staff Accounting Bulletin 102 and the Federal Financial Institutions Examination Council (“FFIEC”) Interagency Policy Statement on the Allowance for Loan and Lease Losses and include the following:

•	Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices;
•	Changes in national economic and business conditions and developments and the effect of unemployment on African Americans, who are the majority of our customers;
•	Changes in the nature and volume of the loan portfolio:
•	Changes in the experience, ability, and depth of lending management and staff;
•	Changes in trends of the volume and severity of past due and classified loans; and changes in trends in the volume of non-accrual loans, troubled debt restructurings and classified loans;
•	Changes in the quality of the loan review system and the degree of oversight by the Bank’s Board of Directors;
•	The existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	The effect of external factors such as competition and legal and regulatory requirements.

Management has developed, from historical loan and economic information, quantitative drivers for certain qualitative factors. Management has identified which factors, by nature, are subjective, such as lending policies, competition and regulatory requirements. The quantitative drivers of qualitative factors, to which different weights are assigned based on management’s judgment, are reviewed and updated quarterly based on an updated five-year rolling data beginning December 31, 2015 and previously a four-year rolling data. The change in methodology resulted in a $425 thousand increase in the ALLL at December 31, 2015.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The Company and the Bank are subject to periodic examination by their federal and state regulators, and may be required by such regulators to recognize additions to the allowance for loan losses based on the regulators' assessment of credit information available to them at the time of their examinations.

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical four year lookback quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $12 thousand and $10 thousand for March 31, 2016 and December 31, 2015, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015, respectively:

			90 Days
			or More
			Past Due
March 31, 2016			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	2,449	2	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	14	1	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	1,756	32	—	1
Multifamily	17	1	—	—
Home equity	280	3	—	—
Construction	122	1	—	—
Consumer	—	—	—	1
Other loans	—	—	—	—
Total	$4,638	40	$—	2

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

90 Days
or More
Past Due
December 31, 2015			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	2,513	2	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	15	1	355	3
Other	—	—	—	—
Residential real estate:
First mortgage	2,154	36	—	—
Multifamily	—	—	—	—
Home equity	338	5	—	—
Construction	—	—	—	—
Consumer	—	—	—	—
Other loans	—	—	—	—
Total	$5,020	44	$355	3

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

The following is a breakdown of loans by risk categories at March 31, 2016 and December 31, 2015:

March 31, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$4,100	$—	$5,642	$—	$9,742
Commercial real estate:
Construction	9,661	—	—	—	9,661
Owner occupied	15,858	262	68	—	16,188
Other	9,342	252	3,360	—	12,954
Faith-based non-profit:
Construction	4,885	—	—	—	4,885
Owner occupied	60,593	6,969	9,947	—	77,509
Other	2,346	—	—	—	2,346
Residential real estate:
First mortgage	13,811	6	2,411	—	16,228
Multifamily	2,552	29	75	—	2,656
Home equity	2,787	—	280	—	3,067
Construction	—	—	121	—	121
Consumer	1,058	9	5	—	1,072
Other loans	4,263	—	—	—	4,263
Total	$131,256	$7,527	$21,909	$—	$160,692

December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,869	$—	$5,671	$—	$7,540
Commercial real estate:
Construction	9,618	—	—	—	9,618
Owner occupied	18,601	272	68	—	18,941
Other	11,720	394	3,367	—	15,481
Faith-based non-profit:
Construction	4,800	—	—	—	4,800
Owner occupied	61,836	7,243	9,149	—	78,228
Other	2,427	—	—	—	2,427
Residential real estate:
First mortgage	13,733	256	2,478	—	16,467
Multifamily	2,613	30	58	—	2,701
Home equity	3,070	—	179	—	3,249
Construction	122	—	—	—	122
Consumer	1,020	10	5	—	1,035
Other loans	4,240	—	—	—	4,240
Total	$135,669	$8,205	$20,975	$—	$164,849

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

The following tables present TDRs as of March 31, 2016 and December 31, 2015.

	Troubled Debt Restructurings
	March 31, 2016
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	—	$—	—	$—	—	$—
Owner occupied	4	4,694	—	—	4	4,694
Other	2	299	1	2,432	3	2,731
Faith-based non-profit:
Owner occupied	20	16,246	1	14	21	16,260
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	4	212	2	178	6	390
Total	30	$21,451	4	$2,624	34	$24,075

	Troubled Debt Restructurings
	December 31, 2015
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Construction	—	$—	—	$—	—	$—
Owner occupied	4	4,704	—	—	4	4,704
Other	2	300	1	2,494	3	2,794
Faith-based non-profit:
Owner occupied	20	16,309	1	16	21	16,325
Other	—	—	—	—	—	—
Residential real estate:
First mortgage	2	87	4	315	6	402
Total	28	$21,400	6	$2,825	34	$24,225

No loans were restructured during the three months ended March 31, 2016. Two loans totaling $129 thousand were restructured during the three months ended March 31, 2015.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The following table shows loans newly restructured during the three months ended March 31, 2015.

	TDR Modifications
	For the Three Months Ended March 31, 2015
March 31, 2015		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of Loans	Recorded Investment	Recorded Investment

Below market interest rates
Residential real estate:
First mortgage	2	$129	$125
Total	2	$129	$125

There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three months ended March 31, 2016 or 2015. The Company defines default as the loan becoming 90 days or more past due, foreclosed upon or charged-off.

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At March 31, 2016 and December 31, 2015, OREO totaled $2.5 million and $2.8 million, respectively. At March 31, 2016 and December 31, 2015, $0.1 million and $0.2 million, respectively, of OREO was comprised of residential real estate; the remainder was commercial real estate. Also as of March 31, 2016 and December 31, 2015, $0.5 million of consumer mortgage loans collateralized by residential real estate were in the process of foreclosure. OREO excludes bank-owned property held for Company use at March 31, 2016 and December 31, 2015.

8.	BORROWINGS

Borrowings as of March 31, 2016 consisted of an FHLB borrowing of $0.6 million with an interest rate of 0.50% that matures in 2020, and capital leases of $0.3 million with a blended interest rate of 1.85%. Borrowings as of December 31, 2015 consisted of an FHLB borrowing of $0.6 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.3 million with a blended rate of 1.83%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at March 31, 2016 and December 31, 2015. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended March 31, 2016. The Company had unused borrowing capacity with the FHLB of $6.4 million as of March 31, 2016 and $6.1 million as of December 31, 2015. In addition, the Company has the ability to borrow from the FRB to the extent of investment securities pledged to the FRB.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

Financial instruments whose contract amounts represent credit risk as of March 31, 2016 and December 31, 2015, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at March 31, 2016 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$19	$15,295	$15,314
One to three years	250	5,496	5,746
Three to five years	—	3,308	3,308
More than five years	93	1,194	1,287
Total	$362	$25,293	$25,655

10.	FAIR VALUE MEASUREMENT

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

Assets measured at fair value on a recurring basis as of March 31, 2016 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$22,338	$—	$22,338	$—
MBS
Residential	47,284	—	47,284	—
Municipals	9,266	—	9,266	—
Mortgage servicing rights	13	—	—	13
Total	$78,901	$—	$78,888	$13

Assets measured at fair value on a recurring basis as of December 31, 2015 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$30,433	$—	$30,433	$—
MBS
Residential	40,934	—	40,934	—
Municipals	8,574	—	8,574	—
Mortgage servicing rights	14	—	—	14
Total	$79,955	$—	$79,941	$14

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

The table below displays changes in all recurring Level 3 Assets from December 31, 2015 to March 31, 2016 and December 31, 2014 to December 31, 2015.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2015)	$14
Amortization	1
Ending Balance (March 31, 2016)	$13

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2014)	$22
Amortization	8
Ending Balance (December 31, 2015)	$14

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,544	$—	$—	$2,544
Impaired loans:
Commercial real estate	7,197	—	—	7,197
Faith-based non-profit	15,738	—	—	15,738
Residential real estate	2,316	—	—	2,316
Consumer	—	—	—	—
Total	$27,795	$—	$—	$27,795

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,764	$—	$—	$2,764
Impaired loans:
Commercial real estate	7,257	—	—	7,257
Faith-based non-profit	16,148	—	—	16,148
Residential real estate	2,512	—	—	2,512
Total	$28,681	$—	$—	$28,681

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	March 31, 2016	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,544	discounted appraisals	collateral discounts	6-20%
Impaired loans	25,251	discounted appraisals	collateral discounts	6-20%
Total	$27,795

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2015	Technique	Inputs	Input Value
Nonrecurring:
OREO	$2,764	discounted appraisals	collateral discounts	6-20%
Impaired loans	25,917	discounted appraisals	collateral discounts	6-20%
Total	$28,681

The Company discloses estimated fair values for its significant financial instruments. The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.

The Company had no transfers between any of the three levels in 2015 or 2016.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

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

As of March 31, 2016 and December 31, 2015, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	March 31, 2016
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$46,853	$46,853	$46,853	$—	$—
Investment securities available for sale	78,888	78,888	—	78,888	—
Loans, net of allowances for loan losses	157,256	161,553	—	—	161,553
Accrued interest receivable	771	771	771	—	—

Liabilities:
Non-maturity deposits	$132,560	$132,560	$132,560	$—	$—
Maturity deposits	129,972	129,222	—	129,222	—
Other borrowings	901	873	—	—	873
Accrued interest payable	89	89	89	—	—

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement, continued

	December 31, 2015
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements represent expectations and beliefs of the Company and Mechanics and Farmers Bank (the “Bank”), including but not limited to the Company’s operations, performance, financial condition, growth or strategies. These forward-looking statements are identified by words such as “expects”, “anticipates”, “should”, “estimates”, “believes” and variations of these words and other similar statements. For this purpose, any statements contained in this quarterly Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Readers should not place undue reliance on forward-looking statements as a number of important factors could cause actual results to differ materially from those in the forward-looking statements. These forward-looking statements involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from current projections depending on a variety of important factors, including but not limited to those risk factors identified in the section headed "Risk Factors", beginning on page 10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the "SEC") on March 16, 2016 (the "Annual Report"). The Company undertakes no obligation to update any forward-looking statement, whether written or not, which may be made from time to time by or on behalf of the Company.

IMPACT OF RECENT DEVELOPMENTS ON THE BANKING INDUSTRY

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act was intended primarily to overhaul the financial regulatory framework following the global financial crisis and has impacted, and will continue to impact, all financial institutions including the Company and the Bank. The Dodd-Frank Act contains provisions that have, among other things, established a Bureau of Consumer Financial Protection (the "CFPB"), established a systemic risk regulator, consolidated certain federal bank regulators and imposed increased corporate governance and executive compensation requirements on financial institutions. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for the U.S. Congress. The federal agencies are given significant discretion in drafting and implementing regulations. Many regulations have been promulgated, and more additional regulations are expected to be issued in 2016 and thereafter. Consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended March 31, 2016.

•	Net loss before preferred stock dividends and accretion was $81 thousand and $169 thousand for the three months ended March 31, 2016 and 2015, respectively. Net loss available to common stockholders was $140 thousand or $0.07 per share and $228 thousand or $0.11 per share for the three months ended March 31, 2016 and 2015, respectively.
•	Net interest income totaled $2.3 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. The net interest margin on a federal tax equivalent (“TE”) basis for the three months ended March 31, 2016 was 3.28% compared to 3.40% for the three months ended March 31, 2015, a decrease of 12 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding was 2.14% and 2.08% as of March 31, 2016 and December 31, 2015, respectively. Loans outstanding decreased $4.1 million from $164.8 million at December 31, 2015 to $160.7 million at March 31, 2016. Net recoveries were $1 thousand and $6 thousand during the three months ended March 31, 2016 and 2015, respectively. There was no provision for loan losses for the three months ended March 31, 2016 or 2015.
•	Noninterest income increased by $37 thousand during the first quarter of 2016 compared to the same period in 2015 primarily due to the collection of insurance proceeds related to foreclosed properties with no such proceeds during the comparable period in 2015.
•	Noninterest expense decreased $177 thousand during the first quarter of 2016 compared to the same period in 2015 primarily due to decreases in net OREO expenses.
•	Preferred stock dividends and accretion in the quarters ended March 31, 2016 and 2015 were $59 thousand. The dividend yield for the three months ended March 31, 2016 and 2015 was 2.00%.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

•	Allowance for Loan and Lease Losses (“ALLL”) – The Company records an estimated ALLL for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	OREO – OREO represents properties acquired through foreclosure or physical possession. OREO is adjusted to net realizable value, which is fair value less estimated carrying costs and costs to sell, upon transfer of the loans to foreclosed assets. Write-downs to net realizable value of foreclosed assets at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of foreclosed assets held for sale and records an impairment charge for any subsequent declines in net realizable. Subsequent declines in value are charged to operations. Net realizable value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties less estimated carrying costs and costs to sell. The evaluation of these factors involves subjective estimates and judgments that may change.

•	Fair Value Estimates – Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities.

Index

M&F BANCORP, INC. AND SUBSIDIARY

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets. Total assets increased from $298.3 million at December 31, 2015 to $304.7 million at March 31, 2016. Cash and cash equivalents increased from $28.3 million at December 31, 2015 to $40.2 million at March 31, 2016. Interest-bearing time deposits remained unchanged at $6.7 million. Investment securities decreased by $1.1 million to $78.9 million at March 31, 2016 primarily due to calls/maturities of investments. Gross loans decreased $4.2 million to $160.7 million during the three-month period due to loan payoffs. OREO decreased from $2.8 million at December 31, 2015 to $2.5 million at March 31, 2016. Other assets remained unchanged at $1.2 million.

Liabilities. Total liabilities increased from $262.0 million at December 31, 2015 to $268.1 million at March 31, 2016. The change was primarily driven by a $7.8 million increase in total deposits, partially offset by a $37 thousand decrease in other borrowings and a $1.7 million decrease in other liabilities. Deposits increased from $254.7 million at December 31, 2015 to $262.5 million at March 31, 2016. Interest-bearing deposits decreased $233 thousand, while noninterest-bearing deposits increased $8.1 million. The increase in noninterest-bearing deposits was attributable to increased deposits of a few large public funds and commercial accounts. We believe the majority of this increase to be temporary due to account seasonality. Other borrowings decreased by $37 thousand due to purchases of equipment under long-term lease partially offset by principal payments on long-term leases and other long-term debt. The decrease in other liabilities was primarily attributable to purchases of loans during 2015, which did not settle until the first quarter of 2016.

Stockholders’ Equity. Total consolidated stockholders’ equity increased from $36.2 million at December 31, 2015 to $36.6 million at March 31, 2016. Retained earnings decreased from $17.9 million at December 31, 2015 to $17.8 million at March 31, 2016 as a result of net operating losses and dividends on preferred stock. The Company did not pay a common stock dividend during the first three months of 2016. Accumulated other comprehensive loss represents the unrealized gain on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss totaled $1.6 million and $2.1 million at March 31, 2016 and December 31, 2015, respectively.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared with three months ended March 31, 2015

General. Net loss before preferred stock dividends was $81 thousand for the three months ended March 31, 2016, compared to $169 thousand for the three months ended March 31, 2015. Preferred stock dividends and accretion in the quarters ended March 31, 2016 and 2015 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended March 31, 2016 and 2015 was 2.00%. Net loss available to common stockholders was $140 thousand or $0.07 per share and $228 thousand or $0.11 per share for the three months ended March 31, 2016 and 2015, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $112 thousand, or 4.66%, to $2.3 million for the three months ended March 31, 2016 compared to the comparable period of 2015. Average earning assets were $282.9 million and $283.1 million for the three months ended March 31, 2016 and 2015, respectively. Net interest margin is the total of net interest income divided by average earning assets. On a federal TE basis, net interest margin was 3.28% and 3.40% for the three months ended March 31, 2016 and 2015, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 13 bps to 3.19% for the three months ended March 31, 2016 from 3.32% for the three months ended March 31, 2015. The yield on average interest-earning assets was 3.53% and 3.64% for the three months ended March 31, 2016 and 2015, respectively, a decrease of 11 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.34% and 0.32%, respectively.

Index

M&F BANCORP, INC. AND SUBSIDIARY

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Interest income decreased 4.08% for the three months ended March 31, 2016 to $2.5 million from $2.6 million for the three months ended March 31, 2015. The average balances of loans, which had overall yields of 4.93% and 5.06% for the three months ended March 31, 2016 and 2015, respectively, decreased to $160.6 million for the three months ended March 31, 2016 from $174.4 million for the three months ended March 31, 2015. The average balance of investment securities increased $9.1 million to $80.0 million for the three months ended March 31, 2016 from $70.9 million for the three months ended March 31, 2015. The TE yield on investment securities increased to 2.23% for the three months ended March 31, 2016 from 1.89% for the three months ended March 31, 2015. The average balances of federal funds and other short-term investments increased to $35.6 million for the three months ended March 31, 2016 from $34.5 million for the three months ended March 31, 2015. The average yield in this category was 0.49% and 0.24% during the three months ended March 31, 2016 and 2015, respectively. The increase in yield reflects an increase in the federal funds target rate. The average balances of interest-bearing time deposits increased to $6.7 million at March 31, 2016 from $3.3 million at March 31, 2015 with corresponding yields of 1.68% and 1.82%, respectively. Management invested funds in these short-term assets to leverage excess liquidity.

Interest expense was $180 thousand and $173 thousand for the three months ended March 31, 2016 and 2015, respectively. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased to $210.1 million for the three months ended March 31, 2016 from $213.6 million for the three months ended March 31, 2015. The average rate paid on interest-bearing deposits increased two bps to 0.34% for the three months ended March 31, 2016 from 0.32% for the three months ended March 31, 2015.

The average rate on borrowings increased to 0.87% for the three months ended March 31, 2016 from 0.51% for the three months ended March 31, 2015. The average borrowings outstanding increased to $924 thousand at March 31, 2016 from $786 thousand during the three months ended March 31, 2015. The interest expense on borrowed funds totaled $2 thousand and $1 thousand for the three months ended March 31, 2016 and 2015, respectively.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended March 31, 2016 and 2015
(Dollars in thousands)	2016			2015
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1):	$160,585	$1,979	4.93%	$174,360	$2,205	5.06%
Taxable securities	72,123	365	2.02	70,517	330	1.87
Nontaxable securities(2)	7,907	54	4.14	420	4	5.77
Interest-bearing time deposits	6,665	28	1.68	3,302	15	1.82
Federal funds sold and other short-term investments	35,648	44	0.49	34,490	21	0.24
Total interest earning assets	282,928	2,470	3.53%	283,089	2,575	3.64%
Cash and due from banks	2,427			2,452
Other assets	21,655			21,125
Allowance for loan losses	(3,435)			(3,439)
Total assets	$303,575			$303,227

Liabilities and Equity
Savings deposits	$55,186	$14	0.10%	$57,366	$16	0.11%
Interest-bearing demand deposits	22,511	5	0.09	21,792	4	0.07
Time deposits	132,363	159	0.48	134,397	152	0.45
Total interest-bearing deposits	210,060	178	0.34	213,555	172	0.32
Borrowed funds	924	2	0.87	786	1	0.51
Total interest-bearing liabilities	210,984	180	0.34%	214,341	173	0.32%
Noninterest-bearing deposits	48,923			46,047
Other liabilities	7,168			6,218
Total liabilities	267,075			266,606
Stockholders' equity	36,500			36,621
Total liabilities and stockholders' equity	$303,575			$303,227

Net interest income		$2,290			$2,402

Non-taxable securities		54			4
Tax equivalent adjustment (3)		28			2

Tax equivalent net interest income		$2,318			$2,404	`
Net interest spread (4)			3.19%			3.32%
Net interest margin (5)		3.28%			3.40%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a federal marginal tax rate of 34.00% for 2016 and 2015.

(3) The tax equivalent rate is computed using a federal marginal tax rate of 34.00% for 2016 and 2015.

(4) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. There was no provision for loan losses for the three months ended March 31, 2016 or 2015.

Noninterest Income. Noninterest income increased 9.46% or $37 thousand for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily due to the collection of insurance proceeds related to foreclosed properties during the quarter ended March 31, 2016, with no such proceeds during the comparable period in 2015. Service charge income decreased by $3 thousand as a result of lower customer based activities. Rental income increased by $11 thousand to $54 thousand for the three months ended March 31, 2016 when compared to the same period in 2015. The increase in rental income was driven by increased occupancy of the Company’s head quarter’s during the first quarter of 2016 as compared to the same period in 2015. Cash surrender value of life insurance generated $61 thousand and $50 thousand during the first quarter of 2016 and 2015, respectively. The increase was primarily attributable to an additional $300 thousand investment, which occurred during December 2015. The Company realized $6 thousand and $29 thousand in net gains on sales of securities during the first quarter of 2016 and 2015, respectively.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense decreased 5.93% to $2.8 million for the three months ended March 31, 2016 from $3.0 million for the three months ended March 31, 2015.

Salaries and employee benefits expenses for the three months ended March 31, 2016 and 2015 were $1.4 million and $1.3 million, respectively. The increase was primarily reflective of increased staffing.

Occupancy expense decreased by $21 thousand during the three months ended March 31, 2016 to $332 thousand from the same period in 2015. The decrease was primarily due to decreased security guard and rental expenses.

Directors’ fees decreased by $11 thousand or 19.30% to $46 thousand during the three months ended March 31, 2016 from $57 thousand in the comparable 2015 period as a result of reduced committee and board meetings achieved through streamlining approval processes.

Marketing expenses increased $30 thousand or 78.95% from $38 thousand in the first quarter of 2015 to $68 thousand for the corresponding 2016 period as a result of new branding initiatives and increased marketing efforts.

Professional fees decreased by $28 thousand or 16.97% from $165 thousand in the first quarter of 2015 to $137 thousand in the corresponding period of 2016 primarily as a result of reductions in the utilization of consultants and outside legal services.

Information technology costs increased by 24.32% or $54 thousand to $276 thousand in the first quarter of 2016 compared to the comparable period in 2015. The increase was primarily related to communication charges related to outsourcing technical services.

FDIC deposit insurance expense decreased from $143 thousand for the three months ended March 31, 2015 to $137 thousand for the three months ended March 31, 2016. The decrease represents lower average deposit balances.

Net OREO expenses decreased $204 thousand from $317 thousand in the first quarter of 2015 to $113 thousand in the corresponding 2016 period. Principally, write-downs during the 2016 period decreased by $153 thousand to $62 thousand compared to $215 thousand during the corresponding 2015 period and net expenses associated with maintaining OREO decreased from $102 thousand during the 2015 period to $51 thousand during 2016, primarily attributable to mold abatement on a property in 2015, net losses on sales of OREO in 2016, and lower OREO expenditures offset by increased rent for OREO properties in 2016.

Delivery expenses increased from $31 thousand for the three months ended March 31, 2015 to $33 thousand for the comparable 2016 period due to increased activities.

Other expenses decreased $42 thousand for the three months ended March 31, 2016 from $315 thousand for the three months ended March 31, 2015. The decrease in other expenses was primarily driven by a $63 thousand decrease in consumer real estate loan related expenses and $22 thousand decrease in impaired loans legal expenses partially offset by increases in other sundry expenses.

Provision for Income Taxes. The Company recorded income tax benefit of $9 thousand and $23 thousand for the three months ended March 31, 2016 and 2015, respectively. The overall effective rate was 10.00% and 11.98% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate during 2016 was largely driven by a reduction in state income tax rates and a decrease in taxable income.

Index

M&F BANCORP, INC. AND SUBSIDIARY

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of March 31, 2016 and December 31, 2015, the allowance for loan losses was $3.4 million, which represented 2.14% and 2.08%, respectively, of total loans outstanding.

Nonperforming assets, defined as loans 90 days and over past due, non-accruing loans and OREO, at March 31, 2016 were 2.36% of total assets compared to 4.94% at December 31, 2015.

Of the non-accruing loans totaling $4.6 million at March 31, 2016, 100.00% of the outstanding balance is secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with their modified terms totaled $21.4 million or 88.73% of total recorded investment in TDRs at March 31, 2016. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Past due loans decreased from $3.8 million at December 31, 2015 to $2.7 million at March 31, 2016. Approximately $0.8 million of past due loans represent loans that had matured and were in the process of being renewed at December 31, 2015 compared to none at March 31, 2016. The decrease in past dues reflects management’s efforts to renew matured loans in a timelier manner and address past due loans earlier in the delinquency stage rather than later.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 42.25% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $6.4 million in available borrowing capacity from the FHLB of Atlanta at March 31, 2016, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.6 million outstanding from the FHLB as of March 31, 2016. The maximum outstanding balance from FHLB at any time during the first three months of 2016 was $0.6 million. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act requirements. The final rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new Common Equity Tier 1 capital ratio, and increase the minimum Tier 1 capital ratio requirement. The final rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that may be utilized for such actions. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies compared to regulatory standards as of March 31, 2016 and December 31, 2015.

Index

M&F BANCORP, INC. AND SUBSIDIARY

	March 31, 2016

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,040	20.79%	$15,407	8.00%	n/a	n/a
Bank	39,084	20.33	15,379	8.00	$19,224	10.00%
Tier 1 (to risk weighted assets)
Company	$37,617	19.53%	$11,555	6.00%	n/a	n/a
Bank	36,666	19.07	11,534	6.00	$15,379	8.00%
Common Equity Tier 1
Company	$26,126	13.57%	$8,666	4.50%	n/a	n/a
Bank	36,666	19.07	8,651	4.50	$12,495	6.50%
Tier 1 (to average total assets)
Company	$37,617	12.34%	$12,192	4.00%	n/a	n/a
Bank	36,666	12.04	12,183	4.00	$15,228	5.00%

	December 31, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,252	20.39%	$15,790	8.00%	n/a	n/a
Bank	39,629	20.10	15,769	8.00	$19,712	10.00%
Tier 1 (to risk weighted assets)
Company	$37,768	19.13%	$11,843	4.00%	n/a	n/a
Bank	37,149	18.85	11,827	4.00	$15,769	6.00%
Common Equity Tier 1
Company	$26,391	13.37%	$8,882	4.00%	n/a	n/a
Bank	37,149	18.85	8,870	4.00	$12,812	5.00%
Tier 1 (to average total assets)
Company	$37,768	12.55%	$12,037	4.00%	n/a	n/a
Bank	37,149	12.35	12,028	4.00	$15,035	5.00%

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

M&F Bancorp, Inc.

Date: May 11, 2016	By:	/s/ James H. Sills III
James H. Sills III
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index

M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of James H. Sills III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.