Form 10-Q
period 2016-06-30
M&F BANCORP INC /NC/
filed 2016-08-12
CIK 1094738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 2,031,337 shares outstanding of the issuer's common stock, no par value.

M&F BANCORP, INC. AND SUBSIDIARY

Index

M&F BANCORP, INC. AND SUBSIDIARY

PART I

FINANCIAL INFORMATION

Item 1 – Financial

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2016	2015
	(Unaudited)
ASSETS

Cash and cash equivalents:
Cash and due from banks	$2,339	$2,181
Interest-bearing cash	30,591	26,081
Federal funds sold	—	11
Total cash and cash equivalents	32,930	28,273
Interest-bearing time deposits	6,665	6,665
Investment securities available-for-sale, at fair value	74,964	79,941
Other invested assets	298	298
Loans, net of unearned income and deferred fees	163,487	164,849
Allowance for loan losses	(3,112)	(3,435)
Loans, net	160,375	161,414
Interest receivable	684	785
Bank premises and equipment, net	4,633	4,412
Cash surrender value of bank-owned life insurance	8,353	8,228
Other real estate owned ("OREO")	2,687	2,764
Deferred tax assets and taxes receivable, net	3,972	4,264
Other assets	1,141	1,206
TOTAL ASSETS	$296,702	$298,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Interest-bearing deposits	$203,623	$209,817
Noninterest-bearing deposits	50,537	44,883
Total deposits	254,160	254,700
Other borrowings	864	938
Other liabilities	5,041	6,388
Total liabilities	260,065	262,026

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Series B Preferred Stock- $1,000 liquidation value per share, 11,735 shares authorized, issued and outstanding	11,731	11,731
Series C Junior Participating Preferred Stock- $0.01 par value, 21,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 10,000,000 shares authorized; 2,031,337 shares issued and outstanding	8,732	8,732
Retained earnings	17,747	17,895
Accumulated other comprehensive loss	(1,573)	(2,134)
Total stockholders' equity	36,637	36,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,702	$298,250

See notes to consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands except for share and per share data)	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015

Interest income:
Loans, including fees	$1,949	$2,287	$3,928	$4,493
Investment securities available-for-sale, including dividends
Taxable	365	314	730	644
Tax-exempt	29	15	83	19
Interest-bearing time deposits	29	19	57	34
Other	43	16	87	37

Total interest income	2,415	2,651	4,885	5,227
Interest expense:
Deposits	185	162	363	334
Borrowings	2	2	4	3

Total interest expense	187	164	367	337
Net interest income	2,228	2,487	4,518	4,890
Less provision for loan losses	171	—	171	—

Net interest income after provision for loan losses	2,057	2,487	4,347	4,890

Noninterest income:
Service charges	265	293	527	558
Rental income	54	43	108	87
Cash surrender value of life insurance	64	64	125	114
Net realized gains on sales of investment securities available-for-sale	315	—	321	29
Other income	28	3	73	7
Total noninterest income	726	403	1,154	795

Noninterest expense:
Salaries and employee benefits	1,345	1,302	2,738	2,647
Occupancy and equipment	318	330	650	682
Directors' fees	54	58	99	115
Marketing	67	57	135	95
Professional fees	160	175	297	340
Information technology	285	214	561	436
FDIC deposit insurance	139	142	276	285
OREO (income) expenses, net	43	(102)	156	216
Delivery expenses	35	44	68	75
Other	311	281	585	597
Total noninterest expense	2,757	2,501	5,565	5,488

Income (loss) before income tax (benefit)	26	389	(64)	197
Income tax (benefit)	(24)	71	(33)	48
Net income (loss)	50	318	(31)	149

Less preferred stock dividends and accretion	(59)	(59)	(117)	(117)

Net income (loss) available to common stockholders	$(9)	$259	$(148)	$32

Basic and diluted income (loss) per share of common stock:	$—	$0.13	$(0.07)	$0.02
Weighted average shares of common stock outstanding:
Basic and diluted	2,031,337	2,031,337	2,031,337	2,031,337

See notes to consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
(Dollars in thousands)	June 30,		June 30,
(Unaudited)	2016	2015	2016	2015

Net income (loss)	$50	$318	$(31)	$149

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on investment securities available-for-sale	421	(759)	1,207	(560)
Tax effect	(155)	283	(443)	207
Reclassification adjustments for net realized gains	(315)	—	(321)	(29)
Tax effect	116	—	118	12
Net of tax amount	67	(476)	561	(370)

Defined benefit pension plans:
Net actuarial losses	(78)	(62)	(157)	(125)
Tax effect	—	—	—	—
Prior service cost	78	62	157	125
Tax effect		—	—	—
Net of tax amount	—	—	—	—

Other comprehensive income (loss), net of tax	67	(476)	561	(370)

Comprehensive income (loss)	$117	$(158)	$530	$(221)

See notes to consolidated financial statements

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2016 and 2015

					Accumulated
(Dollars in thousands except for share data)	Number				Other
(Unaudited)	of	Common	Preferred	Retained	Comprehensive
	Shares	Stock	Stock	Earnings	Loss	Total
Balances as of December 31, 2014	2,031,337	$8,732	$11,729	$17,785	$(1,668)	$36,578
Accretion of Series B preferred stock issuance costs	—	—	1	(1)	—	—
Net income	—	—	—	149	—	149
Other comprehensive loss, net of tax	—	—	—	—	(370)	(370)
Dividends declared on preferred stock	—	—	—	(116)	—	(116)

Balances as of June 30, 2015	2,031,337	$8,732	$11,730	$17,817	$(2,038)	$36,241

Balances as of December 31, 2015	2,031,337	$8,732	$11,731	$17,895	$(2,134)	$36,224
Net loss	—	—	—	(31)	—	(31)
Other comprehensive income, net of tax	—	—	—	—	561	561
Dividends declared on preferred stock	—	—	—	(117)	—	(117)

Balances as of June 30, 2016	2,031,337	$8,732	$11,731	$17,747	$(1,573)	$36,637

See notes to consolidated financial statements

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015
(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(31)	$149
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for loan losses	171	—
Depreciation and amortization	222	206
Amortization of discounts/premiums on investment securities available-for-sale, net	185	238
Net gains on sales of investment securities available-for-sale	(321)	(29)
Increase in cash surrender value of bank-owned life insurance	(125)	(114)
Gains at foreclosure	—	(13)
Net (gains) losses on sales of OREO	46	(79)
Writedowns of OREO	106	262
Net changes in:
Accrued interest receivable and other assets	133	120
Other liabilities	(1,347)	(573)

Net cash provided by (used in) by operating activities	(961)	167

Cash flows from investing activities:
Activity in available for sale securities:
Sales	14,233	19,860
Maturities and calls	30,160	11,160
Principal collections	3,335	4,903
Purchases	(41,729)	(39,830)
Purchases of interest bearing time deposits	—	(1,972)
FHLB stock redemptions	—	3
Net (increase) decrease in loans	681	(1,214)
Purchases of bank premises and equipment	(443)	(187)
Proceeds from sales of OREO	112	763

Net cash provided by (used in) investing activities	6,349	(6,514)

Cash flows from financing activities:
Net decrease in deposits	(540)	(2,024)
Proceeds from other borrowings	55	188
Repayments of other borrowings	(129)	(100)
Cash dividends	(117)	(116)

Net cash used in financing activities	(731)	(2,052)

Net increase (decrease) in cash and cash equivalents	4,657	(8,399)

Cash and cash equivalents as of the beginning of the period	28,273	33,104

Cash and cash equivalents as of the end of the period	$32,930	$24,705

See notes to consolidated financial statements.

Index

M&F BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Six Months Ended
	June 30,
	2016	2015
(Dollars in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during period for:
Interest	$341	$315
Noncash Transactions:
Loans transferred to OREO	187	122
Net unrealized gains on investment securities available-for-sale, net of deferred income tax	561	(370)

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

In February 2015, the FASB issued guidance, which amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. Although the amendments are expected to result in the deconsolidation of many entities,

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

the Company will need to reevaluate all its previous consolidation conclusions. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance which provides a practical expedient that permits the Company to measure defined benefit plan assets and obligations using the month-end that is closest to the Company’s fiscal year-end. The amendments were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

In June 2015, the FASB issued amendments to clarify the Accounting Standards Codification (“ASC”), correct unintended application of guidance, and make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments were effective upon issuance (June 12, 2015) for amendments that do not have transition guidance. Amendments that are subject to transition guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

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

In August 2015, the FASB issued amendments to the Interest topic of the ASC to clarify the Securities and Exchange Commission staff position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. The amendments were effective upon issuance. The adoption of these amendments did not have a material effect on the Company’s consolidated financial statements.

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

In April 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to identifying performance obligations and accounting for licenses of intellectual property. The amendments will be effective for the

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In May 2016, the FASB amended the Revenue from Contracts with Customers topic of the ASC to clarify guidance related to collectability, noncash consideration, presentation of sales tax, and transition. The amendments will be effective for the Company for reporting periods beginning after December 15, 2017. The Company does not expect these amendments to have a material effect on its consolidated financial statements.

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. The Company is currently evaluating the effect that implementation of the new standard will have on its financial position, results of operations, and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2.	INVESTMENT SECURITIES

The main objectives of our investment strategy are to provide a source of liquidity while managing our interest rate risk, and to generate an adequate level of interest income without taking undue risks. Our investment policy permits investments in various types of securities, certificates of deposits and federal funds sold in compliance with various restrictions in the policy. As of June 30, 2016 and December 31, 2015, all investment securities were classified as available-for-sale.

Our available-for-sale securities totaled $75.0 million and $79.9 million as of June 30, 2016 and December 31, 2015, respectively. Securities with a fair value of $1.2 million were pledged to the Federal Reserve Bank of Richmond (“FRB”), and an additional $2.8 million and $19.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at June 30, 2016. Securities with a fair value of $0.8 million were pledged to the FRB and an additional $2.9 million and $19.6 million in investments were pledged to public housing authorities in North Carolina and the North Carolina Department of State Treasurer as collateral for public deposits at December 31, 2015. Our investment portfolio consists of the following securities:

•	U.S. government agency securities (“U.S. Agencies”) ,
•	U.S. government sponsored residential mortgage backed securities (“MBS”), and
•	Municipal securities (“Municipals”).

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

The amortized cost, gross unrealized gains and losses and fair values of investment securities at June 30, 2016 and December 31, 2015 were:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Unaudited)
June 30, 2016
U.S. Agencies	$17,793	$48	$(4)	$17,837
MBS
Residential	55,171	448	(196)	55,423
Municipals	1,666	38	—	1,704
Total	$74,630	$534	$(200)	$74,964

December 31, 2015
U.S. Agencies	$30,681	$2	$(250)	$30,433
MBS
Residential	41,323	20	(409)	40,934
Municipals	8,489	98	(13)	8,574
Total	$80,493	$120	$(672)	$79,941

During the three months ended June 30, 2016 and 2015, there were $346 thousand and $94 thousand gross realized gains and $31 thousand and $94 thousand gross realized losses on sales or calls of securities, respectively. During the six months ended June 30, 2016 and 2015, there were $382 thousand and $206 thousand gross realized gains and $61 thousand and $177 thousand gross realized losses on sales or calls of securities, respectively.

The amortized cost and estimated market values of securities as of June 30, 2016 and December 31, 2015 by contractual maturities are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. MBS, which are not due at a single maturity date, are grouped based upon the final payment date. MBS may mature prior to the applicable final payment date because of principal prepayments.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

(Dollars in thousands)	As of June 30, 2016
(Unaudited)	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$1,998	$2,000
Due after one year through five years	10,833	10,793
Due after five years through ten years	5,006	5,000
Total U.S. Agencies	$17,837	$17,793

MBS
Residential
Due within one year	$7,933	$7,907
Due after one year through five years	21,926	21,826
Due after five years through ten years	14,846	14,761
Due after ten years	10,718	10,677
Total MBS	$55,423	$55,171

Municipals
Due after one year through five years	$577	$576
Due after five years through ten years	1,127	1,090
Total Municipals	$1,704	$1,666

(Dollars in thousands)	As of December 31, 2015
	Fair Value	Amortized Cost
U.S. Agencies
Due within one year	$3,481	$3,500
Due after one year through five years	21,998	22,181
Due after five years through ten years	4,954	5,000
Total U.S. Agencies	$30,433	$30,681

MBS
Residential
Due within one year	$5,750	$5,812
Due after one year through five years	15,526	15,672
Due after five years through ten years	11,387	11,480
Due after ten years	8,271	8,359
Total MBS	$40,934	$41,323

Municipals
Due within one year	$262	$260
Due after one year through five years	738	738
Due after five years through ten years	7,169	7,091
Due after ten years	405	400
Total Municipals	$8,574	$8,489

All securities owned as of June 30, 2016 and December 31, 2015 are investment grade. The unrealized losses were attributable to changes in market interest rates. The Company evaluates securities for other than temporary impairment on a quarterly basis. Consideration is given to the financial condition and near-term prospects of the issuer, the length of time and extent to which the fair value has been less than cost, and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Based on these evaluations, the Company did not deem any securities to be other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company held 29 and 71 investment positions, respectively, with unrealized losses of $200 thousand and $672 thousand, respectively. These investments were in U.S. Agencies, MBS and Municipals. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Management had determined that all

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

declines in market values of available-for-sale securities are not other-than-temporary, and the Company will not likely be required to sell these securities.

As of June 30, 2016 and December 31, 2015, the fair value of securities with gross unrealized losses by length of time that the individual securities have been in an unrealized loss position was as follows:

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
(Unaudited)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
U.S. Agencies	$3,997	$(4)	$—	$—	$3,997	$(4)
MBS
Residential	760	(3)	8,331	(193)	9,091	(196)
Total	$4,757	$(7)	$8,331	$(193)	$13,088	$(200)

(Dollars in thousands)	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015
U.S. Agencies	$27,060	$(237)	$987	$(13)	$28,047	$(250)
MBS
Residential	24,369	(193)	9,970	(216)	34,339	(409)
Municipals	1,405	(13)	—	—	1,405	(13)
Total	$52,834	$(443)	$10,957	$(229)	$63,791	$(672)

3.	FEDERAL HOME LOAN BANK OF ATLANTA (“FHLB”)

To be a member of the FHLB System, the Bank is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.09% of its total assets as of December 31 of the prior year (up to a maximum of $15.0 million), plus 4.5% of its outstanding FHLB advances. The carrying value of FHLB stock, which is included in Other Invested Assets on the Consolidated Balance Sheets, as of June 30, 2016 and December 31, 2015 was $0.3 million. No ready market exists for the FHLB stock, and it has no quoted market value; however, management believes that the cost approximates the market value as of June 30, 2016 and December 31, 2015. Management has reviewed its investment in FHLB stock for impairment and does not believe it is impaired as of June 30, 2016 or December 31, 2015.

4.	RECONCILIATIONS OF BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE ("EPS")

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

Accumulated other comprehensive loss includes net income (loss) and all other changes to the Company's Stockholders’ Equity, with the exception of transactions with stockholders. The Company's other comprehensive income (loss) and accumulated other comprehensive loss are comprised of unrealized gains and losses on certain investments in debt securities and defined benefit plan adjustments.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

(Unaudited)

	Unrealized Gains and Losses on Available-for- Sale Securities	Defined Benefit Pension Items	Total
Balance as of December 31, 2014	$(17)	$(1,651)	$(1,668)
Other comprehensive loss before reclassifications	(353)	—	(353)
Amounts reclassified from accumulated other comprehensive loss	(17)	—	(17)
Net current-period other comprehensive income	(370)	—	(370)
Balance as of June 30, 2015	$(387)	$(1,651)	$(2,038)

Balance as of March 31, 2015	$89	$(1,651)	$(1,562)
Other comprehensive loss before reclassifications	(476)	—	(476)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income	(476)	—	(476)
Balance as of June 30, 2015	$(387)	$(1,651)	$(2,038)

Balance as of December 31, 2015	$(350)	$(1,784)	$(2,134)
Other comprehensive income before reclassifications	764	—	764
Amounts reclassified from accumulated other comprehensive income	(203)	—	(203)
Net current-period other comprehensive income	561	—	561
Balance as of June 30, 2016	$211	$(1,784)	$(1,573)

Balance as of March 31, 2016	$144	$(1,784)	$(1,640)
Other comprehensive loss before reclassifications	266	—	266
Amounts reclassified from accumulated other comprehensive income	(199)	—	(199)
Net current-period other comprehensive loss	67	—	67
Balance as of June 30, 2016	$211	$(1,784)	$(1,573)

All amounts are net of tax.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

RECLASSIFICATION ADJUSTMENTS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
(Unaudited)
Detail about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statement of Income
Net unrealized holding gains - investment securities available-for-sale	$(315)	$—	$(321)	$(29)	Net realized gains on sales of investments
Income tax expense	116	—	118	12	Income tax expense
Total, net of tax	(199)	—	(203)	(17)	Total, net of tax

Amortization of defined benefit pension	—	—	—	—	Salaries and employee benefits
Income tax expense	—	—	—	—	Income tax expense
Total, net of tax	—	—	—	—	Total, net of tax

Total reclassifications for the period	$(199)	$—	$(203)	$(17)

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

6.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The activity in the Company’s allowance for loan losses (“ALLL”) for the three and six month periods ended June 30, 2016 and 2015 and related asset balances at June 30, 2016 and December 31, 2015 is summarized as follows:

	For the Three Months Ended June 30, 2016
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of March 31, 2016	$547	$687	$1,395	$383	$23	$401	$—	$3,436
For the three months ended June 30, 2016
Charge-offs	—	(409)	—	(66)	(32)	(5)	—	(512)
Recoveries	—	—	—	2	14	1	—	17
Provision for loan losses	(372)	847	(68)	24	14	(274)	—	171
Total ending ALLL balances as of June 30, 2016	$175	$1,125	$1,327	$343	$19	$123	$—	$3,112

	For the Three Months Ended June 30, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of March 31, 2015	$271	$602	$1,440	$589	$29	$210	$305	$3,446
For the three months ended June 30, 2015
Charge-offs	—	—	—	(7)	(1)	(3)	—	(11)
Recoveries	—	—	—	2	1	1	—	4
Provision for loan losses	5	342	10	(190)	(6)	(4)	(157)	—
Total ending ALLL balances as of June 30, 2015	$276	$944	$1,450	$394	$23	$204	$148	$3,439

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

	For the Six Months Ended June 30, 2016
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2015	$329	$839	$1,229	$410	$21	$229	$378	$3,435
For the six months ended June 30, 2016
Charge-offs	—	(409)	—	(66)	(32)	(8)	—	(515)
Recoveries	—	—	—	5	14	2	—	21
Provision for loan losses	(154)	695	98	(6)	16	(100)	(378)	171
Total ending ALLL balances as of June 30, 2016	$175	$1,125	$1,327	$343	$19	$123	$—	$3,112

	For the Six Months Ended June 30, 2015
			Faith-
			Based	Residential
		Commercial	Non-	Real		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Estate	Consumer	Loans	Unallocated	Total

ALLL:
Total ending ALLL balances as of December 31, 2014	$353	$579	$1,234	$685	$28	$265	$296	$3,440
For the six months ended June 30, 2015
Charge-offs	—	—	—	(7)	(1)	(7)	—	(15)
Recoveries	—	—	—	12	1	1	—	14
Provision for loan losses	(77)	365	216	(296)	(5)	(55)	(148)	—
Total ending ALLL balances as of June 30, 2015	$276	$944	$1,450	$394	$23	$204	$148	$3,439

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

	June 30, 2016
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$544	$517	$40	$—	$—	$—	$1,101
Collectively evaluated for impairment	175	581	810	303	19	123	—	2,011
Total ending ALLL balance	$175	$1,125	$1,327	$343	$19	$123	$—	$3,112

Loans:
Loans individually evaluated for impairment	$—	$6,969	$13,277	$2,095	$—	$—	$—	$22,341
Loans collectively evaluated for impairment	10,099	41,434	65,331	19,056	979	4,247	—	141,146
Total ending loans balance	$10,099	$48,403	$78,608	$21,151	$979	$4,247	$—	$163,487

	December 31, 2015
			Faith
			Based
		Commercial	Non-	Residential		Other
(Dollars in thousands)	Commercial	Real Estate	Profit	Real Estate	Consumer	Loans	Unallocated	Total
ALLL:
Ending ALLL balance attributable to loans:
Individually evaluated for impairment	$—	$303	$261	$67	$—	$—	$—	$631
Collectively evaluated for impairment	329	536	968	343	21	229	378	2,804
Total ending ALLL balance	$329	$839	$1,229	$410	$21	$229	$378	$3,435

Loans:
Loans individually evaluated for impairment	$—	$7,517	$16,325	$2,579	$—	$—	$—	$26,421
Loans collectively evaluated for impairment	7,540	36,523	69,130	19,960	1,035	4,240	—	138,428
Total ending loans balance	$7,540	$44,040	$85,455	$22,539	$1,035	$4,240	$—	$164,849

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

The Bank experienced $495 thousand and $7 thousand in net charge-offs during the three months ended June 30, 2016 and 2015, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 1.26% and 0.02% during the three month periods ended June 30, 2016 and 2015, respectively. The Bank experienced $494 thousand and $1 thousand in net charge-offs during the six months ended June 30, 2016 and 2015, respectively. Annualized net charge-offs as a percent of average loan balances outstanding totaled 0.62% and 0.00% during the six month periods ended June 30, 2016 and 2015, respectively.

The decrease in unallocated reserve to none at June 30, 2016 from $378 thousand at December 31, 2015 was attributable to decreases in cash flows and/or collateral values of individually impaired loans.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ALLL. The composition of the loan portfolio, net of deferred fees and costs, by loan classification as of June 30, 2016 and December 31, 2015 was as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Commercial	$10,099	$7,540
Commercial real estate:
Construction	9,894	9,618
Owner occupied	20,662	18,941
Other	17,847	15,481
Faith-based non-profit:
Construction	1,738	4,800
Owner occupied	74,566	78,228
Other	2,304	2,427
Residential real estate:
First mortgage	15,792	16,467
Multifamily	2,610	2,701
Home equity	2,657	3,249
Construction	92	122
Consumer	979	1,035
Other loans	4,247	4,240
Loans, net of deferred fees	163,487	164,849
ALLL	(3,112)	(3,435)
Loans, net of ALLL	$160,375	$161,414

The Bank has a concentration of loans to faith-based non-profit organizations, in which the Bank has specialized lending experience. As of June 30, 2016, the percentage of loans in this segment, which included construction, real estate secured, and lines of credit, comprised 48.08% of the total loan portfolio and the reserve for these loans was 36.15% of the total allowance. Historically, the Bank has experienced low levels of loan losses in this niche; however, repayment of these loans is generally dependent on voluntary contributions, some of which have been adversely affected by the economic downturn.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

The following tables present current loans and the aging of past due loans as of June 30, 2016 and December 31, 2015:

			90 Days
June 30, 2016	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$10,099	$10,099
Commercial real estate:
Construction	—	—	—	—	9,894	9,894
Owner occupied	85	—	—	85	20,577	20,662
Other	2,006	—	—	2,006	15,841	17,847
Faith-based non-profit:
Construction	—	—	—	—	1,738	1,738
Owner occupied	145	940	—	1,085	73,481	74,566
Other	—	64	—	64	2,240	2,304
Residential real estate:
First mortgage	251	330	861	1,442	14,350	15,792
Multifamily	—	—	18	18	2,592	2,610
Home equity	51	—	189	240	2,417	2,657
Construction	—	—	92	92	—	92
Consumer	—	—	—	—	979	979
Other loans	—	—	—	—	4,247	4,247
Total	$2,538	$1,334	$1,160	$5,032	$158,455	$163,487

			90 Days
December 31, 2015	30-59 Days	60-89 Days	Or More	Total Past
(Dollars in thousands)	Past Due	Past Due	Past Due	Due	Current	Total

Commercial	$—	$—	$—	$—	$7,540	$7,540
Commercial real estate:
Construction	40	—	—	40	9,578	9,618
Owner occupied	397	—	—	397	18,544	18,941
Other	—	71	—	71	15,410	15,481
Faith-based non-profit:
Construction	—	—	—	—	4,800	4,800
Owner occupied	237	—	355	592	77,636	78,228
Other	—	—	—	—	2,427	2,427
Residential real estate:
First mortgage	688	161	1,376	2,225	14,242	16,467
Multifamily	17	—	—	17	2,684	2,701
Home equity	129	—	206	335	2,914	3,249
Construction	122	—	—	122	—	122
Consumer	—	—	—	—	1,035	1,035
Other loans	3	—	—	3	4,237	4,240
Total	$1,633	$232	$1,937	$3,802	$161,047	$164,849

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

The recorded investment and related information for impaired loans is summarized as follows for June 30, 2016, December 31, 2015 and June 30, 2015:

	June 30, 2016
				For the Six Months Ended		For the Three Months Ended
	Unpaid				Average		Average
	Principal	Recorded	ALLL	Interest	Recorded	Interest	Recorded
(Dollars in thousands)	Balance	Investment	Allocated	Earned	Investment	Earned	Investment

With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	68	68	—	2	68	1	68
Other	82	82	—	3	1,983	2	1,300
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	3,106	3,109	—	75	4,849	15	4,270
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	1,566	1,539	—	9	1,673	3	1,583
Multifamily	17	17	—	—	13	—	17
Home equity	273	273	—	—	293	—	277
Construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Impaired loans with no allowance recorded	$5,112	$5,088	$—	$89	$8,879	$21	$7,515

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Owner occupied	4,609	4,614	215	101	4,638	47	4,622
Other	2,210	2,211	329	8	668	4	1,220
Faith based non-profit:
Construction	—	—	—	—	—	—	—
Owner occupied	10,171	10,198	517	250	10,721	133	10,525
Other	—	—	—	—	—	—	—
Residential real estate:
First mortgage	175	175	40	2	301	2	259
Multifamily	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—
Construction	92	92	—	—	84	—	107
Consumer	—	—	—	—	—	—	—
Impaired loans with allowance recorded	$17,257	$17,290	$1,101	$361	$16,412	$186	$16,733
Total impaired loans	$22,369	$22,378	$1,101	$450	$25,291	$207	$24,248

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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
Notes to Consolidated Financial Statement

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

Reserve for Unfunded Commitments - The Unfunded Reserve is a component of other liabilities and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include loans with usable balances available, new commitments to lend that are not yet funded, and standby and commercial letters of credit. The process used to determine the Unfunded Reserve is consistent with the process for determining the quantitative portion of the ASC 450 reserve, as adjusted for estimated funding probabilities and historical four year lookback quantitative loan loss factors. The level of the Unfunded Reserve is adjusted by recording an expense or recovery in other noninterest expense. The balances of $19 thousand and $10 thousand for June 30, 2016 and December 31, 2015, respectively, are reflected in other liabilities on the Consolidated Balance Sheets.

The following table presents non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015, respectively:

			90 Days
			or More
			Past Due
June 30, 2016			Still
(Dollars in thousands)	Non-accrual	Number	Accruing	Number

Commercial	$—	—	$—	—
Commercial real estate:
Construction	—	—	—	—
Owner occupied	—	—	—	—
Other	2,224	3	—	—
Faith-based non-profit:
Construction	—	—	—	—
Owner occupied	13	1	—	—
Other	—	—	—	—
Residential real estate:
First mortgage	1,507	30	—	—
Multifamily	18	1	—	—
Home equity	273	4	7	1
Construction	92	1	—	—
Consumer	—	—	—	—
Other loans	—	—	—	—
Total	$4,127	40	$7	1

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans for reserves according to the loan's classification as to credit risk. This analysis includes non-homogenous loans, such as commercial, commercial real estate and faith-based non–profit entities, and mortgage loans in process of foreclosure for which the loan to value does not support repayment in full. This analysis is performed on at least a quarterly basis. The Company uses the following definitions for risk ratings:

•	Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Management believes that there is a moderate likelihood of some loss related to those loans and leases that are considered special mention.

•	Substandard. Loans classified as substandard are inadequately protected by the current sound financial repayment capacity and debt service coverage of the obligor or of the collateral pledge, if any. Loans so classified have a well-defined weakness or weaknesses that may jeopardize the liquidation of our repayment according to the original terms of the debt. In addition to commercial and faith-based non-profit loans with identified weaknesses, substandard loans include loans within the mortgage and consumer portfolio segments that are past due 90 days or more as to principal or interest if the loan to value does not support full repayment. Substandard loans are evaluated for impairment on an individual loan basis unless the substandard loan is a smaller homogeneous loan that is not a TDR and is not in the process of foreclosure. These loans exhibit a distinct possibility that the Company will sustain some loss if the deficiencies related to the loss are not corrected in a timely manner.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

•	Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

•	Loss. Based on current facts and circumstances, loans classified as loss are not expected to be repaid, or that collateral will be difficult to liquidate. Loans classified as loss are charged off to the ALLL with board approval.

•	Pass. Loans not identified as special mention, substandard, doubtful or loss are classified as pass.

The following is a breakdown of loans by risk categories at March 31, 2016 and December 31, 2015:

June 30, 2016
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$4,485	$—	$5,614	$—	$10,099
Commercial real estate:
Construction	9,894	—	—	—	9,894
Owner occupied	20,344	250	68	—	20,662
Other	14,707	246	2,894	—	17,847
Faith-based non-profit:
Construction	1,738	—	—	—	1,738
Owner occupied	57,700	6,801	10,065	—	74,566
Other	2,304	—	—	—	2,304
Residential real estate:
First mortgage	13,640	1	2,151	—	15,792
Multifamily	2,506	29	75	—	2,610
Home equity	2,384	—	273	—	2,657
Construction	—	—	92	—	92
Consumer	966	8	5	—	979
Other loans	4,247	—	—	—	4,247
Total	$134,915	$7,335	$21,237	$—	$163,487

December 31, 2015
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$1,869	$—	$5,671	$—	$7,540
Commercial real estate:
Construction	9,618	—	—	—	9,618
Owner occupied	18,601	272	68	—	18,941
Other	11,720	394	3,367	—	15,481
Faith-based non-profit:
Construction	4,800	—	—	—	4,800
Owner occupied	61,836	7,243	9,149	—	78,228
Other	2,427	—	—	—	2,427
Residential real estate:
First mortgage	13,733	256	2,478	—	16,467
Multifamily	2,613	30	58	—	2,701
Home equity	3,070	—	179	—	3,249
Construction	122	—	—	—	122
Consumer	1,020	10	5	—	1,035
Other loans	4,240	—	—	—	4,240
Total	$135,669	$8,205	$20,975	$—	$164,849

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

The following tables present TDRs as of June 30, 2016 and December 31, 2015.

	Troubled Debt Restructurings
	June 30, 2016
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Owner occupied	4	$4,677	—	$—	4	4,677
Other	1	68	2	2,210	3	2,278
Faith-based non-profit:
Owner occupied	15	13,265	1	12	16	13,277
Residential real estate:
First mortgage	4	206	2	119	6	325
Total	24	$18,216	5	$2,341	29	$20,557

	Troubled Debt Restructurings
	December 31, 2015
			Non-accrual		Total
	Accrual Status		Status		Modifications
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

Commercial real estate:
Owner occupied	4	$4,704	—	$—	4	4,704
Other	2	300	1	2,494	3	2,794
Faith-based non-profit:
Owner occupied	20	16,309	1	16	21	16,325
Residential real estate:
First mortgage	2	87	4	315	6	402
Total	28	$21,400	6	$2,825	34	$24,225

No loans were restructured during the three or six months ended June 30, 2016 or during the three months ended June 30, 2015. Two loans totaling $129 thousand were restructured during the six months ended June 30, 2015.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

The following table shows loans newly restructured during the six months ended June 30, 2015.

	TDR Modifications
	For the Six Months Ended June 30, 2015
		Pre-modification Outstanding	Post-Modification Outstanding
(Dollars in thousands)	Number of Loans	Recorded Investment	Recorded Investment

Below market interest rates
Residential real estate:
First mortgage	2	$129	$125
Total	2	$129	$125

There was one loan, a residential real estate – first mortgage, in the amount of $120 thousand modified as a TDR and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three and six months ended June 30, 2016. There were no loans modified as TDRs and with a payment default, with the payment default occurring within 12 months of the restructure date, and the payment default occurring during the three or six months ended June 30, 2015. The Company defines default as the loan becoming 90 days or more past due, foreclosed upon or charged-off. The following table shows TDR defaults for the three and six months ended June 30, 2016 and 2015.

During the Three Months Ended
	June 30, 2016		June 30, 2015
	Default		Default
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment

Below market interest rate and extended payment terms	—	$—	—	$—
Below market interest rate	—	—	—	—
Extended payment terms	1	120	—	—
Total	1	$120	—	$—

During the Six Months Ended
	June 30, 2016		June 30, 2015
	Default		Default
	Number of	Recorded	Number of	Recorded
(Dollars in thousands)	Loans	Investment	Loans	Investment

Below market interest rate and extended payment terms	—	$—	—	$—
Below market interest rate	—	—	—	—
Extended payment terms	1	120	—	—
Total	1	$120	—	$—

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

At the time of foreclosure, real estate is recorded at fair market value based on appraised value less estimated costs to sell, such as realtor, legal and recording fees and expenses. Subsequent to foreclosure, properties are appraised annually and adjusted to the lower of carrying amount or fair market value less estimated costs to sell. At June 30, 2016 and December 31, 2015, OREO totaled $2.7 million and $2.8 million, respectively. At June 30, 2016 and December 31, 2015, $0.2 million of OREO was comprised of residential real estate; the remainder was commercial real estate. Also as of June 30, 2016 and December 31, 2015, $0.8 million of consumer

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

mortgage loans collateralized by residential real estate were in the process of foreclosure. OREO excludes bank-owned property held for Company use at June 30, 2016 and December 31, 2015.

8.	BORROWINGS

Borrowings as of June 30, 2016 consisted of an FHLB borrowing of $0.6 million with an interest rate of 0.50% that matures in 2020, and capital leases of $0.3 million with a blended interest rate of 1.86%. Borrowings as of December 31, 2015 consisted of an FHLB borrowing of $0.6 million with an interest rate of 0.50% that matures in 2020 and capital leases of $0.3 million with a blended rate of 1.83%.

The Company has federal funds lines of credit with three correspondent banks totaling $10.0 million at June 30, 2016 and December 31, 2015. The Company periodically tests its federal funds lines of credit with its correspondent banks. These lines were tested during the three months ended March 31, 2016. The Company had unused borrowing capacity with the FHLB of $7.9 million as of June 30, 2016 and $6.1 million as of December 31, 2015. In addition, the Company has the ability to borrow from the FRB to the extent of investment securities pledged to the FRB.

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

Financial instruments whose contract amounts represent credit risk as of June 30, 2016 and December 31, 2015, respectively, are commitments to extend credit (including availability of lines of credit), and standby letters of credit. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral deemed necessary by the Bank is based on management’s credit evaluation and underwriting guidelines for the particular loan.

Commitments outstanding at June 30, 2016 are summarized in the following table:

(Dollars in thousands)	Commercial letters of credit	Other loan commitments	Total commitments

Less than one year	$269	$8,162	$8,431
One to three years	—	5,868	5,868
Three to five years	—	2,410	2,410
More than five years	93	6,145	6,238
Total	$362	$22,585	$22,947

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

10.	FAIR VALUE MEASUREMENT

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

Assets measured at fair value on a recurring basis as of June 30, 2016 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Recurring:

U.S. Agencies	$17,837	$—	$17,837	$—
MBS
Residential	55,423	—	55,423	—
Municipals	1,704	—	1,704	—
Mortgage servicing rights	13	—	—	13
Total	$74,977	$—	$74,964	$13

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

The table below displays changes in all recurring Level 3 Assets from December 31, 2015 to June 30, 2016 and December 31, 2014 to December 31, 2015.

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2015)	$14
Amortization	1
Ending Balance (June 30, 2016)	$13

(Dollars in thousands)	Mortgage Servicing Rights

Beginning balance (December 31, 2014)	$22
Amortization	8
Ending Balance (December 31, 2015)	$14

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

OREO: OREO is adjusted to fair value, less estimated carrying costs and costs to sell, upon transfer of the loans to OREO. Subsequently, OREO is carried at the lower of the carrying value or the fair value, less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. The Company records OREO as nonrecurring Level 3.

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 were:

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,687	$—	$—	$2,687
Impaired loans:
Commercial real estate	6,431	—	—	6,431
Faith-based non-profit	12,790	—	—	12,790
Residential real estate	2,056	—	—	2,056
Total	$23,964	$—	$—	$23,964

(Dollars in thousands)		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Nonrecurring:

OREO	$2,764	$—	$—	$2,764
Impaired loans:
Commercial real estate	7,257	—	—	7,257
Faith-based non-profit	16,148	—	—	16,148
Residential real estate	2,512	—	—	2,512
Total	$28,681	$—	$—	$28,681

Quantitative Information about Level 3 Fair Value Measurements

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	June 30, 2016	Technique	Inputs	Input Value
Nonrecurring:

OREO	$2,687	discounted appraisals	collateral discounts	6-20%
Impaired loans	21,277	discounted appraisals	collateral discounts	6-20%
Total	$23,964

(Dollars in thousands)			Significant	Significant
		Valuation	Unobservable	Unobservable
Description	December 31, 2015	Technique	Inputs	Input Value
Nonrecurring:
OREO	$2,764	discounted appraisals	collateral discounts	6-20%
Impaired loans	25,917	discounted appraisals	collateral discounts	6-20%
Total	$28,681

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

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

As of June 30, 2016 and December 31, 2015, the carrying amounts and associated estimated fair value of financial assets and liabilities of the Company are as follows:

	June 30, 2016
(Dollars in thousands)	Carrying	Estimated
	Amount	Fair Value	Level 1	Level 2	Level 3

Assets:
Cash, cash equivalents and interest-bearing time deposits	$39,595	$39,595	$39,595	$—	$—
Investment securities available for sale	74,964	74,964	—	74,964	—
Loans, net of allowances for loan losses	160,375	164,086	—	—	164,086
Accrued interest receivable	684	684	684	—	—

Liabilities:
Non-maturity deposits	$124,343	$124,343	$124,343	$—	$—
Maturity deposits	129,817	129,187	—	129,187	—
Other borrowings	864	842	—	—	842
Accrued interest payable	121	121	121	—	—

Index

M&F BANCORP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statement

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion and analysis is intended to aid the reader in understanding and evaluating the M&F Bancorp, Inc.’s (“Company”) consolidated results of operations and financial condition. This discussion is designed to provide more comprehensive information about the major components of the Company’s results of operations, financial condition, liquidity, and capital resources than may be obtained from reading the financial statements alone. This discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company’s Consolidated Financial Statements, including the related notes thereto presented under Item 1 in this Quarterly Report on Form 10-Q. All information presented is consolidated data unless otherwise specified.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

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

EXECUTIVE SUMMARY

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the three months ended June 30, 2016.

•	Net income before preferred stock dividends and accretion was $50 thousand and $318 thousand for the three months ended June 30, 2016 and 2015, respectively. Net income (loss) available to common stockholders was $(9) thousand or $(0.00) per share and $259 thousand or $0.13 per share for the three months ended June 30, 2016 and 2015, respectively.
•	Net interest income totaled $2.2 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively. The net interest margin on a federal tax equivalent (“TE”) basis for the three months ended June 30, 2016 was 3.22% compared to 3.58% for the three months ended June 30, 2015, a decrease of 36 basis points (“bps”).
•	The balance of the ALLL as a percentage of loans outstanding was 1.90% and 2.08% as of June 30, 2016 and December 31, 2015, respectively. Loans outstanding decreased $1.3 million from $164.8 million at December 31, 2015 to $163.5 million at June 30, 2016. Net charge-offs were $495 thousand and $7 thousand during the three months ended June 30, 2016 and 2015, respectively. The provision for loan losses for the three months ended June 30, 2016 and 2015 totaled $171 thousand and none, respectively.
•	Noninterest income increased by $323 thousand during the second quarter of 2016 compared to the same period in 2015 primarily due to $315 thousand in net realized gains on the sales of investment securities and the recognition of $26 thousand in income from expired loan commitment fees with no such activities during the comparable period in 2015.
•	Noninterest expense increased $256 thousand during the second quarter of 2016 compared to the same period in 2015 primarily due to increases in net OREO expenses and information technology.
•	Preferred stock dividends and accretion in the quarters ended June 30, 2016 and 2015 were $59 thousand. The dividend yield for the three months ended June 30, 2016 and 2015 was 2.00%.

As discussed in more detail below, the following is an executive summary of the Company’s significant results for the six months ended June 30, 2016.

•	Net income (loss) before preferred stock dividends and accretion was $(31) thousand and $149 thousand for the six months ended June 30, 2016 and 2015, respectively. Net income (loss) available to common stockholders was $(148) thousand or $(0.07) per share and $32 thousand or $0.02 per share for the six months ended June 30, 2016 and 2015, respectively.
•	Net interest income totaled $4.5 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively. The net interest margin on a TE basis for the six months ended June 30, 2016 was 3.25% compared to 3.49% for the six months ended June 30, 2015, a decrease of 24 bps.
•	The balance of the ALLL as a percentage of loans outstanding was 1.90% and 2.08% as of June 30, 2016 and December 31, 2015, respectively. Loans outstanding decreased $1.3 million from $164.8 million at December 31, 2015 to $163.5 million at June 30, 2016. Net charge-offs were $494 thousand and $1 thousand during the six months ended June 30, 2016 and 2015, respectively. The provision for loan losses for the six months ended June 30, 2016 and 2015 totaled $171 thousand and none, respectively.

Index

M&F BANCORP, INC. AND SUBSIDIARY

•	Noninterest income increased by $359 thousand during the first six months of 2016 compared to the same period in 2015. The increase was primarily due to the $321 thousand in net gains on sales of securities during the 2016 period compared to $29 thousand during comparable 2015 period, $26 thousand in income from expired loan commitments compared during 2016 compared to none during the comparable 2015 period, and $18 thousand from insurance proceeds related to failed payments on a residential real estate first mortgage 1oan during 2016 compared to none during the comparable 2015 period. Noninterest expense increased $77 thousand during the first six months of 2016 compared to the same period in 2015 primarily due to increases in net information technology and salaries and employee benefits.
•	Preferred stock dividends and accretion in the six months ended June 30, 2016 and 2015 were $117 thousand. The dividend yield for the six months ended June 30, 2016 and 2015 was 2.00%.

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

•	Allowance for Loan and Lease Losses (“ALLL”) – The Company records an estimated ALLL for loan losses based on known problem loans and estimated risks inherent within the existing loan portfolio. The allowance calculation takes into account historical loss trends, current market, and economic conditions. If economic conditions were to decline significantly or the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional increases to the allowance may be required.

•	Investments – The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions and associated market values of investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•	Deferred Taxes – The Company assesses the need to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company considers anticipated future taxable income and ongoing prudent and feasible tax planning strategies in determining the need for the valuation allowance which, at this time, it deems not to be necessary. In the event the Company were to determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	OREO – OREO represents properties acquired through foreclosure or physical possession. OREO is adjusted to net realizable value, which is fair value less estimated carrying costs and costs to sell, upon transfer of the loans to OREO. Write-downs to net realizable value of OREO at the time of transfer are charged to allowance for loan losses. Subsequent to foreclosure, the Company periodically evaluates the value of OREO held for sale and records an impairment charge for any subsequent declines in net realizable. Subsequent declines in value are charged to operations. Net realizable value is based on an assessment of information available at the end of a reporting period and depends upon a number of factors, including historical experience, economic conditions, and issues specific to individual properties less estimated carrying costs and costs to sell. The evaluation of these factors involves subjective estimates and judgments that may change.

Index

M&F BANCORP, INC. AND SUBSIDIARY

•	Fair Value Estimates – Fair value is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market inputs. For financial instruments that are traded actively and have quoted market prices or observable market inputs, there is minimal subjectivity involved in measuring fair value. However, when quoted market prices or observable market inputs are not fully available, significant management judgment may be necessary to estimate fair value. In developing our fair value measurements, we maximize the use of observable inputs and minimize the use of unobservable inputs.

•	The fair value hierarchy defines Level 1 and 2 valuations as those that are based on quoted prices for identical instruments traded in active markets and quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 3 valuations are based on model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that we believe market participants would use in pricing the asset or liability. Financial assets that are recorded at fair value on a recurring basis include available-for-sale investment securities.

Index

M&F BANCORP, INC. AND SUBSIDIARY

FINANCIAL CONDITION

The Company’s financial condition is measured in terms of its asset and liability composition, asset quality, capital resources and liquidity.

Assets. Total assets decreased from $298.3 million at December 31, 2015 to $296.7 million at June 30, 2016. Cash and cash equivalents increased from $28.3 million at December 31, 2015 to $32.9 million at June 30, 2016. Interest-bearing time deposits remained unchanged at $6.7 million. Investment securities decreased by $5.0 million to $75.0 million at June 30 primarily due to calls/maturities of investments. Gross loans decreased $1.4 million to $163.5 million during the six-month period due to loan payoffs. OREO decreased from $2.8 million at December 31, 2015 to $2.7 million at June 30, 2016. Other assets decreased slightly from $1.2 million at December 31, 2015 to $1.l million at June 30, 2016.

Liabilities. Total liabilities decreased from $262.0 million at December 31, 2015 to $260.1 million at June 30, 2016. The change was driven by a $1.3 million decrease in other liabilities, a $540 thousand decrease in total deposits and a $74 thousand decrease in other borrowings. Deposits decreased from $254.7 million at December 31, 2015 to $254.2 million at June 30, 2016. Interest-bearing deposits decreased $6.2 million, while noninterest-bearing deposits increased $5.7 million. The decrease in interest-bearing deposits was primarily related to a $2.8 million decrease in money market accounts due to customer account balance fluctuations and a $2.9 million decrease in CDARS. The increase in noninterest-bearing deposits was attributable to increased deposits of a few large public funds and commercial accounts. We believe the majority of this increase to be temporary due to account seasonality. Other borrowings decreased by $74 thousand due to purchases of equipment under long-term lease partially offset by principal payments on long-term leases and other long-term debt. The decrease in other liabilities was primarily attributable to purchases of loans during 2015, which did not settle until the first quarter of 2016.

Stockholders’ Equity. Total consolidated stockholders’ equity increased from $36.2 million at December 31, 2015 to $36.6 million at June 30, 2016. Retained earnings decreased from $17.9 million at December 31, 2015 to $17.7 million at June 30, 2016 as a result of net operating losses and dividends on preferred stock. The Company did not pay a common stock dividend during the first six months of 2016. Accumulated other comprehensive loss represents the unrealized gain on available-for-sale securities and the unrealized loss related to the deferred pension liability, net of deferred taxes. Accumulated other comprehensive loss totaled $1.6 million and $2.1 million at June 30, 2016 and December 31, 2015, respectively.

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared with three months ended June 30, 2015

General. Net income before preferred stock dividends was $50 thousand for the three months ended June 30, 2016, compared to $318 thousand for the three months ended June 30, 2015. Preferred stock dividends and accretion in the quarters ended June 30, 2016 and 2015 were $59 thousand. Dividend yield on the Company’s preferred stock for the three months ended June 30, 2016 and 2015 was 2.00%. Net income (loss) available to common stockholders was $(9) thousand or $(0.00) per share and $259 thousand or $0.13 per share for the three months ended June 30, 2016 and 2015, respectively.

Net Interest Income. Net interest income, the difference between total interest income from loans and investments, and total interest expenses from deposits and borrowings, is the Company’s principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets, the level of rates earned on those assets, and the volume and cost of underlying funding from deposits and borrowings. Net interest income decreased $259 thousand, or 10.41%, to $2.2 million for the three months ended June 30, 2016 compared to the comparable period of 2015. Average earning assets were $278.5 million and $279.1 million for the three months ended June 30, 2016 and 2015, respectively. Net interest margin is the total of net interest income divided by average earning assets. On a federal TE basis, net interest margin was 3.22% and 3.58% for the three months ended June 30, 2016 and 2015, respectively. Net interest spread is the difference between rates earned on interest-earning assets and the interest paid on deposits and borrowed funds. The net interest spread decreased 37 bps to 3.13% for the three months ended June 30, 2016 from 3.50% for the three months ended June 30, 2015. The yield on average interest-earning assets was 3.49% and 3.81% for the three months ended June 30, 2016 and 2015, respectively, a decrease of 32 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.36% and 0.31%, respectively.

Index

M&F BANCORP, INC. AND SUBSIDIARY

The Company’s balance sheet is asset sensitive and, as a result, interest-earning assets are re-pricing faster than interest-bearing liabilities. In theory, the Company is better positioned for a rising rate environment.

Interest income decreased 8.90% for the three months ended June 30, 2016 to $2.4 million from $2.7 million for the three months ended June 30, 2015. The average balances of loans, which had overall yields of 4.93% and 5.25% for the three months ended June 30, 2016 and 2015, respectively, decreased to $158.3 million for the three months ended June 30, 2016 from $174.3 million for the three months ended June 30, 2015. The average balance of investment securities increased $4.8 million to $78.0 million for the three months ended June 30, 2016 from $73.2 million for the three months ended June 30, 2015. The TE yield on investment securities increased to 2.09% for the three months ended June 30, 2016 from 1.84% for the three months ended June 30, 2015. The average balances of federal funds and other short-term investments increased to $35.5 million for the three months ended June 30, 2016 from $27.7 million for the three months ended June 30, 2015. The average yield in this category was 0.48% and 0.23% during the three months ended June 30, 2016 and 2015, respectively. The increase in yield reflects an increase in the federal funds target rate. The average balances of interest-bearing time deposits increased to $6.7 million at June 30, 2016 from $4.0 million at June 30, 2015 with corresponding yields of 1.74% and 1.89%, respectively. Management invested funds in these short-term assets to leverage excess liquidity.

Interest expense was $187 thousand and $164 thousand for the three months ended June 30, 2016 and 2015, respectively. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased to $206.5 million for the three months ended June 30, 2016 from $210.9 million for the three months ended June 30, 2015. The average rate paid on interest-bearing deposits increased five bps to 0.36% for the three months ended June 30, 2016 from 0.31% for the three months ended June 30, 2015.

The average rate on borrowings was 0.90% for the three months ended June 30, 2016 and 2015. The average borrowings outstanding increased to $887 thousand at June 30, 2016 from $885 thousand during the three months ended June 30, 2015. The interest expense on borrowed funds totaled $2 thousand for the three months ended June 30, 2016 and 2015.

The following table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. In the table, the amount earned on nontaxable securities is reflected as actual, whereas the rate on nontaxable securities is stated at the federal TE rate.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Three Months Ended June 30, 2016 and 2015
(Dollars in thousands)	2016			2015
(Unaudited)	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1)	$158,293	$1,949	4.93%	$174,264	$2,287	5.25%
Taxable securities	73,667	365	1.98	70,573	314	1.78
Nontaxable securities(2)	4,365	29	4.03	2,596	15	3.50
Interest-bearing time deposits	6,665	29	1.74	4,027	19	1.89
Federal funds sold and other interest on short-term investments	35,476	43	0.48	27,655	16	0.23
Total interest earning assets	278,466	2,415	3.49%	279,115	2,651	3.81%
Cash and due from banks	2,419			2,450
Other assets	21,754			20,658
Allowance for loan losses	(3,409)			(3,443)
Total assets	$299,230			$298,780

Liabilities and Equity
Savings deposits	$54,069	$12	0.09%	$59,114	$16	0.11%
Interest-bearing demand deposits	22,518	4	0.07	19,647	4	0.08
Time deposits	129,903	169	0.52	132,129	142	0.43
Total interest-bearing deposits	206,490	185	0.36	210,890	162	0.31
Borrowed funds	887	2	0.90	885	2	0.90
Total interest-bearing liabilities	207,377	187	0.36%	211,775	164	0.31%
Non-interest-bearing deposits	49,458			44,674
Other liabilities	5,831			5,920
Total liabilities	262,666			262,369
Stockholders' equity	36,564			36,411
Total liabilities and stockholders' equity	$299,230			$298,780

Net interest income		$2,228			$2,487

Non-taxable securities		29			15
Tax equivalent adjustment (2)		15			8

Tax equivalent net interest income		$2,243			$2,495
Net interest spread (3)			3.13%			3.50%
Net interest margin (4)		3.22%			3.58%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a federal marginal tax rate of 34.00% for 2016 and 2015.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Provision for loan losses. The provision for loan losses totaled $171 thousand and none for the three months ended June 30, 2016 or 2015, respectively. The increased provision was prompted by net charges-offs in the amount of $495 thousand during the quarter ended June 30, 2016 as compared to net charge-offs of $7 thousand during the comparable period in 2015.

Noninterest Income. Noninterest income increased 80.15% or $323 thousand for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily due to $315 thousand in net gains on sales of securities and $26 thousand in income from expired loan commitments during the quarter ended June 30, 2016 compared to none during the comparable period of 2015. Service charge income decreased by $28 thousand as a result of lower customer based activities. Rental income increased by $11 thousand to $54 thousand for the three months ended June 30, 2016 when compared to the same period in 2015. The increase in rental income was driven by increased occupancy of the Company’s headquarters during the second quarter of 2016 as compared to the same period in 2015. Cash surrender value of life insurance generated $64 thousand during the second quarter of 2016 and 2015.

Noninterest Expense. Noninterest expense represents the costs of operating the Company and the Bank. Management regularly monitors all categories of noninterest expense with the goal of improving productivity and operating performance. Noninterest expense increased 10.24% to $2.8 million for the three months ended June 30, 2016 from $2.5 million for the three months ended June 30, 2015.

Salaries and employee benefits expenses for the three months ended June 30, 2016 and 2015 were $1.3 million.

Occupancy expense decreased by $12 thousand during the three months ended June 30, 2016 to $318 thousand from the same period in 2015. The decrease was primarily due to decreased security guard and insurance expenses.

Directors’ fees decreased by $4 thousand or 6.90% to $54 thousand during the three months ended June 30, 2016 from $58 thousand in the comparable 2015 period as a result of reduced committee and board meetings achieved through streamlining approval processes.

Marketing expenses increased $10 thousand or 17.54% from $57 thousand in the second quarter of 2015 to $67 thousand for the corresponding 2016 period as a result of new branding initiatives and increased marketing efforts.

Professional fees decreased by $15 thousand or 8.57% from $175 thousand in the second quarter of 2015 to $160 thousand in the corresponding period of 2016 primarily as a result of reductions in outside legal services.

Information technology costs increased by 33.18% or $71 thousand to $285 thousand in the second quarter of 2016 compared to the comparable period in 2015. The increase was primarily related to communication charges related to outsourcing technical services previously performed in-house.

FDIC deposit insurance expense decreased from $142 thousand for the three months ended June 30, 2015 to $139 thousand for the three months ended June 30, 2016. The decrease represents lower average deposit balances.

Net OREO (income) expenses increased $145 thousand from $(102) thousand in the second quarter of 2015 to $43 thousand in the corresponding 2016 period. Principally, write-downs during the 2016 period decreased by $3 thousand to $44 thousand compared to $47 thousand during the corresponding 2015 period, net gains on sales of OREO was $84 thousand during 2015 period as compared to none during the 2016 period, and net expenses/(recoveries) associated with maintaining OREO decreased from $(65) thousand during the 2015 period to $(1) thousand during 2016, primarily attributable to insurance recoveries related to mold abatement on a property in 2015, lower OREO expenditures and lower rent for OREO properties in 2016.

Delivery expenses decreased from $44 thousand for the three months ended June 30, 2015 to $35 thousand for the comparable 2016 period due to decreased activities.

Other expenses increased $30 thousand for the three months ended June 30, 2016 from $281 thousand for the three months ended June 30, 2015. The increase in other expenses was primarily driven by a $29 thousand increase in

Index

M&F BANCORP, INC. AND SUBSIDIARY

provision for off-balance sheet commitments and a $14 thousand decrease in employee training partially offset by increases in other sundry expenses.

Provision for Income Taxes. The Company recorded income tax expense (benefit) of $(24) thousand and $71 thousand for the three months ended June 30, 2016 and 2015, respectively. The overall effective rate was -92.31% and 18.25% for the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate during 2016 was largely driven by a reduction in state income tax rates and a decrease in taxable income.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

General. Net income (loss) before preferred stock dividends was $(31) thousand for the six months ended June 30, 2016, compared to $149 thousand for the six months ended June 30, 2015. Preferred stock dividends and accretion in the six months ended June 30, 2016 and 2015 were $117 thousand. Dividend yield on the Company’s preferred stock for the six months ended June 30, 2016 and 2015 was 2.00%. Net income (loss) available to common stockholders was $(148) thousand or $(0.07) per share and $32 thousand or $0.02 per share for the six months ended June 30, 2016 and 2015, respectively.

Net Interest Income. Net interest income decreased $372 thousand, or 7.61%, to $4.5 million for the six months ended June 30, 2016 compared to the comparable period of 2015. Average earning assets were $280.7 million and $281.1 million for the six months ended June 30, 2016 and 2015, respectively. On a federal TE basis, net interest margin was 3.25% and 3.49% for the six months ended June 30, 2016 and 2015, respectively. The net interest spread decreased 25 bps to 3.16% for the six months ended June 30, 2016 from 3.41% for the six months ended June 30, 2015. The yield on average interest-earning assets was 3.51% and 3.73% for the six months ended June 30, 2016 and 2015, respectively, a decrease of 22 bps, while the interest rate on average interest-bearing liabilities for those periods was 0.35% and 0.32%, respectively.

Interest income decreased 6.54% for the six months ended June 30, 2016 to $4.9 million from $5.2 million for the six months ended June 30, 2015. The average balances of loans, which had overall yields of 4.93% and 5.16% for the six months ended June 30, 2016 and 2015, respectively, decreased to $159.4 million for the six months ended June 30, 2016 from $174.3 million for the six months ended June 30, 2015. The average balance of investment securities increased $6.9 million to $79.0 million for the six months ended June 30, 2016 from $72.1 million for the six months ended June 30, 2015. The TE yield on investment securities increased to 2.16% for the six months ended June 30, 2016 from 1.87% for the six months ended June 30, 2015. The average balances of federal funds and other short-term investments increased to $35.6 million for the six months ended June 30, 2016 from $31.1 million for the six months ended June 30, 2015. The average yield in this category was 0.49% and 0.24% during the six months ended June 30, 2016 and 2015, respectively. The increase in yield reflects an increase in the federal funds target rate. The average balances of interest-bearing time deposits increased to $6.7 million at June 30, 2016 from $3.7 million at June 30, 2015 with corresponding yields of 1.71% and 1.85%, respectively. Management invested funds in these short-term assets to leverage excess liquidity.

Interest expense was $367 thousand and $337 thousand for the six months ended June 30, 2016 and 2015, respectively. Average total interest-bearing deposits, including savings, interest-bearing demand deposits and time deposits decreased to $208.3 million for the six months ended June 30, 2016 from $212.2 million for the six months ended June 30, 2015. The average rate paid on interest-bearing deposits increased four bps to 0.35% for the six months ended June 30, 2016 from 0.31% for the six months ended June 30, 2015.

The average rate on borrowings was 0.88% and 0.72% for the six months ended June 30, 2016 and 2015, respectively. The average borrowings outstanding increased to $905 thousand at June 30, 2016 from $836 thousand during the six months ended June 30, 2015. The interest expense on borrowed funds totaled $4 thousand and $3 thousand for the six months ended June 30, 2016 and 2015, respectively.

The following table, Average Balances, Interest Earned or Paid, and Interest Yields/Rates reflects the Company’s effective yield on earning assets and cost of funds. Yields and costs are computed by dividing income or expense for the year by the respective daily average asset or liability balance. Changes in net interest income from year to year can be explained in terms of fluctuations in volume and rate. In the table, the amount earned on nontaxable securities is reflected as actual, whereas the rate on nontaxable securities is stated at the federal TE rate.

Index

M&F BANCORP, INC. AND SUBSIDIARY

Average Balances, Interest Earned or Paid, and Interest Yields/Rates
For the Six Months Ended June 30, 2016 and 2015
(Dollars in thousands)	2016			2015
	Average Balance	Amount Earned/Paid	Average Rate	Average Balance	Amount Earned/Paid	Average Rate
Assets
Loans receivable (1)	$159,439	$3,928	4.93%	$174,312	$4,493	5.16%
Taxable securities	72,895	730	2.00	70,545	644	1.83
Nontaxable securities(2)	6,136	83	4.10	1,514	19	3.80
Interest-bearing time deposits	6,665	57	1.71	3,666	34	1.85
Federal funds sold and other short-term investments	35,562	87	0.49	31,054	37	0.24
Total interest earning assets	280,697	4,885	3.51%	281,091	5,227	3.73%
Cash and due from banks	2,423			2,451
Other assets	21,704			20,890
Allowance for loan losses	(3,422)			(3,441)
Total assets	$301,402			$300,991

Liabilities and Equity
Savings deposits	$54,628	$26	0.10%	$58,245	$31	0.11%
Interest-bearing demand deposits	22,515	9	0.08	20,714	8	0.08
Time deposits	131,133	328	0.50	133,257	295	0.44
Total interest-bearing deposits	208,276	363	0.35	212,216	334	0.31
Borrowed funds	905	4	0.88	836	3	0.72
Total interest-bearing liabilities	209,181	367	0.35%	213,052	337	0.32%
Noninterest-bearing deposits	49,191			45,356
Other liabilities	6,498			6,095
Total liabilities	264,870			264,503
Stockholders' equity	36,532			36,488
Total liabilities and stockholders' equity	$301,402			$300,991

Net interest income		$4,518			$4,890

Non-taxable securities		83			19
Tax equivalent adjustment (2)		43			10

Tax equivalent net interest income		$4,561			$4,900
Net interest spread (3)			3.16%			3.41%
Net interest margin (4)		3.25%			3.49%

(1) Loans receivable include nonaccrual loans for which accrual of interest income has not been recorded.

(2) The tax equivalent rate is computed using a federal marginal tax rate of 34.00% for 2016 and 2015.

(3) Net interest spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income divided by average interest-earning assets.

Provision for loan losses. The increased provision for loan losses totaled $171 thousand and none for the six months ended June 30, 2016 or 2015, respectively. The provision was prompted by net charges-offs in the amount of $494 thousand during the six month ended June 30, 2016 as compared to net charge-offs of $1 thousand during the comparable period in 2015.

Noninterest Income. Noninterest income increased 45.16% or $359 thousand for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily due to the $321 thousand in net gains on sales of securities during the 2016 period compared to $29 thousand during comparable 2015 period and $26 thousand in income from expired loan commitments compared during 2016 compared to none during the

Index

M&F BANCORP, INC. AND SUBSIDIARY

comparable 2015 period; and $18 thousand from insurance proceeds related to failed payments on a residential real estate first mortgage 1oan during 2016 compared to none during the comparable 2015 period. Service charge income decreased by $31 thousand as a result of lower customer based activities. Rental income increased by $21 thousand to $108 thousand for the six months ended June 30, 2016 when compared to the same period in 2015. The increase in rental income was driven by increased occupancy of the Company’s headquarters during the first six months of 2016 as compared to the same period in 2015. Cash surrender value of life insurance generated $125 thousand during the first six months of 2016 and compared to $114 thousand during the comparable period of 2015.

Noninterest Expense. Noninterest expense increased 1.40% to $5.6 million for the six months ended June 30, 2016 from $5.5 million for the six months ended June 30, 2015.

Salaries and employee benefits expenses for the six months ended June 30, 2016 and 2015 were $2.7 million and $2.6 million. The increase was attributable to both increases in salaries and the cost of benefits.

Occupancy expense decreased by $32 thousand during the six months ended June 30, 2016 to $650 thousand from the same period in 2015. The decrease was primarily due to decreased security guard, rental and insurance expenses.

Directors’ fees decreased by $16 thousand or 13.91% to $99 thousand during the six months ended June 30, 2016 from $115 thousand in the comparable 2015 period as a result of reduced committee and board meetings achieved through streamlining approval processes.

Marketing expenses increased $40 thousand or 42.11% from $95 thousand in the first six months of 2015 to $135 thousand for the corresponding 2016 period as a result of new branding initiatives and increased marketing efforts.

Professional fees decreased by $43 thousand or 12.65% from $340 thousand during the first six months of 2015 to $297 thousand in the corresponding period of 2016 primarily as a result of reductions in outside legal and audit fees.

Information technology costs increased by 28.67% or $125 thousand to $561 thousand during the first half of 2016 compared to the comparable period in 2015. The increase was primarily related to communication charges related to outsourcing technical services previously performed in-house.

FDIC deposit insurance expense decreased from $285 thousand for the six months ended June 30, 2015 to $276 thousand for the six months ended June 30, 2016. The decrease represents lower average deposit balances.

Net OREO expenses decreased $60 thousand from $216 thousand during the first half of 2015 to $156 thousand in the corresponding 2016 period. Principally, write-downs during the 2016 period decreased by $156 thousand to $106 thousand compared to $262 thousand during the corresponding 2015 period, loss on sale of OREO totaled $46 thousand for the 2016 period as compared to foreclosure gains and net gains on sales of OREO of $92 thousand during the 2015 period, and net expenses associated with maintaining OREO decreased from $46 thousand during the 2015 period to $4 thousand during 2016, primarily attributable to insurance recoveries related to mold abatement on a property in 2015, lower OREO expenditures and lower rent for OREO properties in 2016.

Delivery expenses decreased from $75 thousand for the six months ended June 30, 2015 to $68 thousand for the comparable 2016 period due to decreased activities.

Other expenses decreased $12 thousand for the six months ended June 30, 2016 from $597 thousand for the six months ended June 30, 2015. The decrease in other expenses was primarily driven by a $65 thousand decrease in expenses related to consumer residential mortgage loan expenses partially offset by increases in other sundry expenses.

Provision for Income Taxes. The Company recorded income tax expense (benefit) of $(33) thousand and $48 thousand for the six months ended June 30, 2016 and 2015, respectively. The overall effective rate was a benefit of 51.56% and an expense of 24.37% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate during 2016 was largely driven by a reduction in state income tax rates and a decrease in taxable income.

Index

M&F BANCORP, INC. AND SUBSIDIARY

ASSET QUALITY

ALLL. The provision for loan losses is the amount charged against earnings, to establish an adequate allowance for loan losses. Loan losses and recoveries are charged to or credited to this allowance, rather than reported as a direct expense or recovery. As of June 30, 2016 and December 31, 2015, the allowance for loan losses was $3.1 million and $3.4 million, which represented 1.90% and 2.08%, respectively, of total loans outstanding.

Nonperforming assets, defined as loans 90 days and over past due, non-accruing loans and OREO, at June 30, 2016 were 2.30% of total assets compared to 4.94% at December 31, 2015.

Of the non-accruing loans totaling $4.1 million at June 30, 2016, 100.00% of the outstanding balances are secured by real estate, which management believes mitigates the risk of loss. The recorded investment in TDRs in compliance with their modified terms totaled $20.6 million or 86.65% of total recorded investment in TDRs at June 30, 2016. Five loans totaling $2.9 million were removed from TDR status during the quarter ended June 30, 2016. Factors influencing the decision to remove the TDR status following an underwriting and/or loan modification subsequent to the initial TDR determination date included 1) the borrowers are no longer experiencing financial difficulties, and 2) the terms of the loans are similar to market interest rates for new debt with similar credit risk and characteristics, and the terms are no less favorable to the Company than those it would offer for such new debt, i.e., no concession granted. GAAP does not provide specific guidance on when a loan may be returned to accrual status. Federal banking regulators have provided guidance that interest on impaired loans, including TDRs, should only be recorded when there has been a sustained period of repayment performance, the loan is well secured, and collection under any revised terms is assessed as probable. The Company follows this Federal banking regulators guidance.

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

Past due loans increased from $3.8 million at December 31, 2015 to $5.0 million at June 30, 2016. Approximately $0.8 million of past due loans represent loans that had matured and were in the process of being renewed at December 31, 2015 compared to $686 thousand at June 30, 2016. The increase was primarily attributable to one commercial real estate – other loan in the amount of $2.0 million being delinquent at June 30, 2016. The loan was brought current subsequent to June 30, 2016.

Liquidity and Capital Resources

Liquidity, Interest Rate Sensitivity and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, providing funds to meet the basic needs for on-going operations of the Company, and to meet regulatory requirements. The 34.32% liquidity ratio is the sum of cash, overnight funds, and un-pledged, marketable securities divided by the sum of deposits and short-term borrowings (less the full amount of pledged deposits). Management believes that core deposit activity, $7.9 million in available borrowing capacity from the FHLB of Atlanta at June 30, 2016, and Fed Funds accommodations of $10.0 million will be adequate to meet the short-term and long-term liquidity needs of the Company. The Company had $0.6 million outstanding from the FHLB as of June 30, 2016. The maximum outstanding balance from FHLB at any time during the first six months of 2016 was $0.6 million. The Company periodically draws on its Fed Funds accommodations to test the lines availability.

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

Index

M&F BANCORP, INC. AND SUBSIDIARY

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

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act requirements. The final rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new Common Equity Tier 1 capital ratio, and increase the minimum Tier 1 capital ratio requirement. The final rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income and implement a new capital conservation buffer. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until reaching 2.5% when fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that may be utilized for such actions. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules. The final rules do not apply to small banking holding companies, which generally include bank holding companies with less than $500 million in total consolidated assets.

As shown in the accompanying table, the Company and the Bank have capital levels exceeding the minimum levels for “well capitalized” banks and bank holding companies compared to regulatory standards as of June 30, 2016 and December 31, 2015.

Index

M&F BANCORP, INC. AND SUBSIDIARY

	June 30, 2016

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,038	20.49%	$15,631	8.00%	n/a	n/a
Bank	39,213	20.10	15,609	8.00	$19,511	10.00%
Tier 1 (to risk weighted assets)
Company	$37,584	19.24%	$11,723	6.00%	n/a	n/a
Bank	36,763	18.84	11,707	6.00	$15,609	8.00%
Common Equity Tier 1
Company	$26,103	13.36%	$8,793	4.50%	n/a	n/a
Bank	36,763	18.84	8,780	4.50	$12,682	6.50%
Tier 1 (to average total assets)
Company	$37,584	12.52%	$12,012	4.00%	n/a	n/a
Bank	36,763	12.25	12,001	4.00	$15,001	5.00%

	December 31, 2015

			For Capital
			Adequacy		To Be Well
(Dollars in thousands)	Actual		Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Company	$40,252	20.39%	$15,790	8.00%	n/a	n/a
Bank	39,629	20.10	15,769	8.00	$19,712	10.00%
Tier 1 (to risk weighted assets)
Company	$37,768	19.13%	$11,843	4.00%	n/a	n/a
Bank	37,149	18.85	11,827	4.00	$15,769	6.00%
Common Equity Tier 1
Company	$26,391	13.37%	$8,882	4.00%	n/a	n/a
Bank	37,149	18.85	8,870	4.00	$12,812	5.00%
Tier 1 (to average total assets)
Company	$37,768	12.55%	$12,037	4.00%	n/a	n/a
Bank	37,149	12.35	12,028	4.00	$15,035	5.00%

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

M&F Bancorp, Inc.

Date: August 12, 2016	By:	/s/ James H. Sills III
James H. Sills III
President, Chief Executive Officer

	By:	/s/ Randall C. Hall
Randall C. Hall
Chief Financial Officer

Index

M&F BANCORP, INC. AND SUBSIDIARY

Index to Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31(i)	Certification of James H. Sills III.

Exhibit 31(ii)	Certification of Randall C. Hall.

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350.

Exhibit 101	Financial information submitted in XBRL format.